Form 10-K
period 1996-12-31
BIOSITE DIAGNOSTICS INC
filed 1997-03-28
CIK 834306

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                -----------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number 000-21873

                        BIOSITE DIAGNOSTICS INCORPORATED
             (Exact name of registrant as specified in its charter)

                                -----------------

                 Delaware                                  33-0288606
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)
           11030 Roselle Street                                92121
           San Diego, California                            (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (619) 455-4808
                                -----------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock $.01 par value
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes  X  No    , and (2) has been
                                                  ---    ---
subject to such filing requirements for the past 90 days. Yes     No  X
                                                              ---    ---
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the Nasdaq National Market, was approximately $62,945,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of February 28, 1997, there were 12,730,460 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                        BIOSITE DIAGNOSTICS INCORPORATED

                                    FORM 10-K

                                      INDEX

                                                                                                             PAGE

                                                      PART I

Item 1.    Business.......................................................................................      1
Item 2.    Properties ....................................................................................     27
Item 3.    Legal Proceedings .............................................................................     27
Item 4.    Submission of Matters to a Vote of Security Holders ...........................................     27

                                                      PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .........................     29
Item 6.    Selected Financial Data........................................................................     30
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................................     31
Item 8.    Financial Statements and Supplementary Data ...................................................     35
Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure............................................................     35

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................     36
Item 11.   Executive Compensation.........................................................................     39
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................     42
Item 13.   Certain Relationships and Related Transactions.................................................     44

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................     45

SIGNATURES ...............................................................................................     48

Biosite(R) and Triage(R) are registered trademarks of the Company. Immediate Response Diagnostics(TM), Express-Test(SM), Triage CareLink(TM) and the Company's logo are servicemarks or trademarks of the Company.

                                     PART I


ITEM 1.  BUSINESS

         Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on others, the impact of competitive products, patent issues, changing market conditions and the other risks detailed throughout this Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-K. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

BACKGROUND

         Biosite Diagnostics Incorporated ("Biosite" or the "Company") develops, manufactures and markets rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. The Company believes that its Immediate Response Diagnostics can have an important impact on medical decisions, patient care and the cost of medical treatment. The Company's first product, Triage Panel for Drugs of Abuse ("Triage DOA"), a small self-contained test capable of detecting a broad spectrum of commonly overdosed prescription and illicit drugs in approximately 10 minutes, is used by over 2,600 hospitals and emergency departments. Since its introduction in 1992, over 4.6 million Triage DOA panels have been sold worldwide for use in hospital emergency department screening and workplace testing. The Company estimates that sales to end-users of the Company's Triage DOA in 1996 were approximately $42.2 million, as compared to net sales of approximately $28.2 million. The Company utilizes distributors in the United States and abroad, as well as a small direct sales force, for the distribution of Triage DOA to end-users of the product. The Company is developing several additional products for applications where the Company believes its Immediate Response Diagnostics can play an important role in improving patient care. Products under development include tests that are intended to aid in the diagnosis of heart attacks, the dosing of certain therapeutic drugs, the management of certain chronic diseases and the detection of certain bacterial and parasitic infections.

         The Company has two product platforms that are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon the Company's proprietary technologies in the areas of reagent development, signaling chemistry and micro capillary fluidics. The Company's testing formats are designed to measure single or multiple analyte targets simultaneously, and to allow for the analysis of various sample sources, including urine, serum, plasma, whole blood and stool. The Company has entered into strategic arrangements with major pharmaceutical and diagnostic companies, including Novartis Pharma, Inc. ("Novartis," formerly Sandoz Pharma Ltd.) for the development of a product to monitor the concentrations of the immunosuppressant drug, cyclosporine; Merck KGaA ("Merck") and Kyoto Dai-ichi Kagaku Co., Ltd. ("KDK") for the development of a cardiac marker product used in the diagnosis of heart attacks; and LRE Relais + Electronik GmbH ("LRE") for the development of a fluorescent meter. The products covered by such arrangements are currently under development and have not generated any revenue for the Company. In addition, the Company uses the Fisher Healthcare division ("Fisher," formerly the Curtin Matheson Scientific division) of the Fisher Scientific Company to distribute Triage DOA to hospital-based laboratories and emergency departments in the United States and Merck to distribute Triage DOA in certain countries in Europe, Latin America, the Middle East, Asia and Africa.

INDUSTRY OVERVIEW

         In 1995, the worldwide market for immunoassay tests exceeded $5.1 billion, consisting primarily of testing related to infectious disease, endocrinology, therapeutic drug monitoring, drugs of abuse testing, immunology/allergy, tumor markers and blood typing. The global market for immunoassay tests continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. Such tests are performed primarily in hospital-based laboratories and commercial laboratories, which account for approximately 80% of all diagnostic tests performed annually. In recent years, diagnostic tests that can be performed nearer to the point of patient care have emerged as an important tool in disease diagnosis and management. It has been estimated that the market for point-of-care tests, primarily hospitals and physician office/satellite facilities, will grow at approximately 27% annually through the year 2000.

         Immunoassay tests were first developed based on technology developed in the 1960s. Although early immunoassay tests offered unprecedented levels of sensitivity for the detection of low concentration analytes, they suffered from relatively short shelf-lives, long reaction times, a need for radioactive labels to detect completed reactions and lack of consistent results among products from different suppliers. Over time, technological advancements such as the introduction of monoclonal antibodies, enzyme and fluorescent labels and various solid phase mechanisms shortened immunoassay test reaction times, provided higher specificity and allowed development of tests with longer shelf-lives and greater consistency.

         Such advancements also led to the development of immunoassay analyzers, testing systems utilizing automated liquid handling mechanisms and reagent-adding pipetting systems. Modern immunoassay analyzers are capable of storing and selecting multiple reagents for a variety of analytes, including drugs, hormones and cancer antigens. They also provide accurate and highly sensitive test results and help to simplify the performance of antibody-based tests. However, immunoassay analyzers are large and complex, have lengthy turnaround times and require high volumes of sample throughput to justify the investment in equipment, training, staffing and the costs required to operate and support the system.

         In recent years, there has been a continuing shift from the use of such conventional analyzer systems to more technologically advanced point-of-care tests that can be performed in minutes by less highly trained personnel. Simple, rapid immunoassay tests are capable of detecting a single analyte target with a color change that can be visually interpreted. Formats such as dipsticks, test tubes and wicking membrane test cartridges have been used to provide fast non-instrument read results for conditions where a single analyte target is present in high concentrations and where a simple yes/no non-numeric answer is clinically relevant. Rapid color change test formats are widely available for pregnancy, strep throat and ovulation prediction. Until recently, simple test formats have remained incapable of precise, multi-analyte detection or highly sensitive, quantitative measurements. As a result, medical conditions where the detection of one or more analytes is required or where the precise quantitation of the target analyte is required have remained the domain of immunoassay analyzers.

         The Company believes that there is significant market potential for advanced point-of-care diagnostic products. Point-of-care testing helps to reduce overall health care delivery costs and can improve patient outcomes by providing diagnosis during the patient visit, thereby minimizing the time to medical intervention and reducing the need for additional patient follow-up. Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both to ensure correct decision making and to avoid unnecessary use of costly inpatient care. Disease management programs such as therapeutic drug monitoring programs can benefit from real-time, point-of-care evaluations that enable care-givers to optimize drug dosing. Quicker diagnosis of infectious agents can also permit earlier prescription of appropriate medications, shortening the duration of illness.

TECHNOLOGY

         Biosite's Immediate Response Diagnostics technology is based on several proprietary advances in the biological and physical sciences that make practical the development and manufacture of rapid, accurate and cost-effective point-of-care diagnostics. The Company's products integrate its expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, signaling chemistry and micro capillary fluidics, each of which is described below. Biosite's research and development program is supported by 68 employees, including 15 Ph.D.s with expertise in the Company's core technologies. By combining research capabilities in each of these areas, Biosite is able to create novel single and multi-analyte diagnostics which overcome the limitations of traditional rapid diagnostic technologies and seek to address the significant unmet need for effective point-of-care diagnostic information.

  Antibody Development and Engineering

         Biosite believes that its internal antibody development and engineering capabilities allow rapid identification and development of antibodies with optimal specificity, affinity and stability characteristics. The Company initially utilized hybridoma technology for the selection and production of its novel antibodies. Two disadvantages of hybridoma technology are the length of time required to develop antibody candidates and the need to restart the antibody development process when unwanted characteristics such as cross reactivities are discovered. The Company has developed a proprietary process that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology. In addition, Biosite has isolated the genes encoding the antibodies that permit the genetic engineering of antibodies. As a result, Biosite can alter or add specific amino acids or polypeptides in an antibody in order to improve the antibody's specificity and to facilitate purification of the antibody. This technology accelerates the antibody selection process by rapidly eliminating unwanted cross reactivities discovered in product development.

  Analyte Cloning and Synthesis

         The Company has molecular biology capabilities that include the cloning and identification of specific proteins useful in the development of immunoassays. Biosite has developed proprietary expression vectors that enable the production and purification of these proteins for the development of antibodies and for use as calibrators and controls in its immunoassay products. In addition, the Company has considerable expertise in synthetic organic chemistry which allows the synthesis of targets and useful derivatives. The Company develops products for which the targeted analyte can be small (i.e., haptens, such as drugs) or large (i.e., proteins, such as cardiac enzymes). The Company believes that the ability to develop, stabilize and manufacture the target analyte or its analogues is key to the development of highly accurate immunoassays.

  Color/Photochemical Signaling

         Immunoassays require the attachment of a detectable label to an antibody or target analyte. The Company has developed a variety of labels for the development of its products. For yes/no tests, a visual label that produces color is attached to antibodies or analytes through either non-covalent or covalent chemical methods. For its quantitative products, the Company has developed novel fluorescent dyes which are attached to antibodies or analytes using both noncovalent and covalent chemical means. Although fluorescence is a potentially powerful label for use in immunoassays, its potential has been limited by the lack of available dyes that are stable and have no sample interference, and the requirement of a complex instrument for detection. The Company's novel fluorescent dyes are stable and exhibit properties that permit their use in complex biological samples such as serum, plasma and whole blood without interference from the sample. Furthermore, these novel dyes absorb light at wavelengths where a simple instrument can be used to excite and detect fluorescence for quantitative measurements.

  Micro Capillary Test Device Technology

         Biosite has developed proprietary technology to design, develop and manufacture devices containing micro capillaries to control the flow of fluids in immunoassay processes. The qualitative device format uses micro capillaries to draw fluids through a membrane that contains immobilized antibody zones for the detection of specific substances. The quantitative device format uses several different micro capillary designs to control the contact of sample with reagents and to control the flow of fluid throughout the device. When sample is added to the quantitative device, a filter contained within the device separates blood cells from plasma which is further directed by capillary forces into a chamber that contains dried immunoassay reagents. After an incubation time that is determined by another micro capillary element of the device, the volume of sample that contacted the reagents flows down a capillary path that brings it into contact with immobilized antibody zones. The binding of fluorescent reagents at these zones is detected by an instrument and is related to the concentration of the substance being tested for in the sample. The Company has also developed the engineering capability to design unique micro capillary structures in plastic parts and to fabricate them in commercial scale quantities using injection molding processes.

 Sample Handling

         The Company has developed proprietary technology relating to sample handling and preparation, including technology that allows whole blood to be passively separated into its plasma component or to be passively lysed to release the target analyte. The Company has also developed technologies for the handling of stool samples which concentrate and purify the target analytes or organisms from solid stool materials. In addition, the Triage Panel platform can be used to assay urine samples.

PRODUCT PLATFORMS

         The Company has used its core technologies to develop two product platforms: the Triage Panel and the Triage CareLink System. Both of the Company's product platforms utilize the Company's expertise in antibody engineering, analyte cloning, signaling chemistry, micro capillary fluidics and sample handling technologies.

  Triage Panel

         The Triage Panel platform is designed for rapid, qualitative screening of multiple analytes in a small single-use hand-held device. The Triage Panel has a visual (yes/no) display containing simultaneous tests for up to eight analytes and two control standards, can be performed in a simple multi-step process, and is capable of performing tests on both urine and stool. Triage DOA, the first product developed on this platform, tests for up to eight drugs of abuse in approximately 10 minutes. Triage Panel products under development include tests for the detection of microorganisms which cause severe gastrointestinal disease.

  Triage CareLink System

         The Triage CareLink System platform is designed to provide rapid quantitative results for immunoassay tests of whole blood, serum and plasma. The Triage CareLink System consists of two parts: a small single-use disposable test cartridge and a proprietary hand-held point-of-care fluorescent meter. After blood is applied to the cartridge, the cartridge is inserted into the meter, which is designed to automatically detect up to six analytes simultaneously and display the results on a numerical electronic read-out. The meter incorporates proprietary software in erasable programmable read-only memory ("EPROM") chips which are intended to be plugged into each meter to perform multiple types of tests and automatically determine which test is being run. In addition, the EPROM chips are designed to automatically calibrate the meter on a lot specific basis. The software may also provide important information regarding the analyte measured, such as normal or abnormal levels of a marker which could then be used to initiate therapy or manage patient disease. The Company believes that the analyte measuring sensitivity of the Triage CareLink System products under development will approximate the sensitivity levels of the conventional immunoassay analyzers. The Company is currently developing two applications for this platform, Triage Cardiac, a device for the quantification of three cardiac markers associated with acute myocardial infarction ("AMI"), and Triage Transplant, a product for the monitoring of the concentration of cyclosporine, an immunosuppressant drug prescribed for organ transplant recipients to prevent transplant rejection.

PRODUCT ATTRIBUTES

         Although the current products and products under development are based upon the Triage Panel and Triage CareLink System platforms and utilize different technologies, they share common attributes which the Company believes make them superior to conventional immunoassay analyzers:

         - RAPID RESULTS: Triage DOA and the Company's products under development are designed to offer complete results in a STAT timeframe, and to have room temperature stability, making them immediately available for use.

         - EASE OF USE: Triage DOA and the Company's products under development are designed to be simple to use. Triage DOA has only three steps while Triage Cardiac and Triage Transplant are expected to require only one step.

         - HIGH ANALYTICAL ACCURACY: The Company develops and uses high quality biological and chemical reagents to yield highly specific, accurate and reproducible analytical results.

         - CAPABILITY OF PERFORMING MULTIPLE ANALYSES: Triage DOA and the Company's products under development are designed to measure one or more target analytes simultaneously, including reagent controls, without sacrificing the quality of the individual analysis. This simultaneous detection capability can provide significant time and cost savings compared to current technologies.

         - RELIABILITY: Biosite's use of internal thresholds, built-in controls, lockouts and other controlling mechanisms are intended to make its current and future products extremely reliable in any hospital or clinical laboratory setting.

         - COST EFFECTIVENESS: Triage DOA and the Company's products under development are designed to eliminate the need for highly trained technicians and significant outlays for testing equipment acquisition and maintenance, making them cost-effective alternatives to conventional immunoassay analyzers.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

         Triage DOA was introduced in 1992 and has been used by hospital emergency departments to screen for up to eight commonly abused prescription and illicit drugs or drug classes. The Company is developing five additional products (Triage Cardiac, Triage C. diff., Triage O&P, Triage Enteric and Triage Transplant) which apply the Company's Immediate Response Diagnostics technologies to a variety of other medical testing needs. The Company continues to evaluate other point-of-care diagnostic product opportunities that can utilize the Company's technologies.

         The Company intends, where appropriate, to enter into licensing and/or collaborative arrangements to develop and commercialize additional future products. There can be no assurance that the Company will be able to negotiate license or collaborative arrangements on favorable terms, if at all, in the future, or that its current or future licensing or collaborative arrangements will be successful.

         The Company recently obtained a license to certain technology and patents developed by Scios, Inc. for use in developing a test for the diagnosis of congestive heart failure by monitoring levels of B-type Natriuretic Peptide ("BNP"), a hormone made primarily in the ventricles of the heart. Levels of BNP become elevated in cardiac and circulating blood plasma during heart dysfunction associated with congestive heart failure in both symptomatic and asymptomatic patients.

         Biosite also recently obtained a U.S. license to certain technology and patents developed by XOMA Corporation related to methods of measuring levels of Lipopolysaccharide Binding Protein ("LBP") in human blood. Levels of LBP become elevated as a specific response to endotoxin exposure, a poisonous component of gram-negative bacteria. Biosite is assessing whether it can use this technology to develop a diagnostic test for sepsis or endotoxemia, a condition which can cause widespread damage to blood vessels, leading to shock, organ failure, gangrene of extremities and death. There can be no assurance that the Company will develop or introduce any products based upon the Scios or XOMA licensed technology.


Triage Panel for Drugs of Abuse

         The Company believes the worldwide market for abused drug testing is approximately $350 million annually, the majority of which is accounted for by testing performed in the United States. The U.S. market can be divided into three major categories:

         - MEDICAL TESTING: The medical testing segment represents testing typically performed in a hospital laboratory. Such tests have the highest need for rapid turnaround of results, and generally have the highest cost per result. The results are generally reported to emergency physicians and psychiatrists.

         - NON-MEDICAL TESTING: The non-medical testing market consists of testing performed for industry, as well as in the criminal justice setting and drug rehabilitation centers. Testing may be performed on-site but generally samples are sent to independent reference laboratories. Typically, the demands for a rapid result are not quite as great as in the medical segment. Additionally, the cost per result is slightly reduced.

         - REFERENCE LABORATORY TESTING: The reference laboratory testing market accounts for a sizable portion of the total drug testing market. The majority of samples come from the non-medical testing market, although some smaller hospitals in the medical testing market also send their samples to reference laboratories. In general, results are not available for at least 24 hours from the time the specimen is collected. Despite relatively long turnaround times, the reference laboratory market has remained substantial because of its ability to produce results on a low cost per panel basis.

Emergency Department Screening

         A 1988 Substance Abuse and Mental Health Services Administration ("SAMHSA") survey concluded that over 14.5 million Americans had used an illicit drug at least once in the prior month. Emergency physicians have indicated that drug abuse plays a role in 5% to 10% of the emergency medicine cases occurring annually in the United States, either as a primary cause such as an overdose, or as a contributing factor such as in the case of an accident. A diagnostic dilemma confronts physicians when a patient is presented with symptoms that could either be drug related or non-drug related. A patient brought to a hospital emergency department in a coma may be under the influence of narcotics or sedatives, which may require one type of treatment or intervention. Conversely, the same patient may have had a stroke or suffered some form of trauma, requiring a completely different type of care. The ability to have a differential diagnosis in a timely manner greatly aids the course of treatment.

         Prior to the introduction of Triage DOA, drug or toxicology screening was accomplished by several technologies, primarily Gas Chromatography/Mass Spectroscopy ("GC/MS") and automated immunoassays. Although GC/MS is the most specific identification method commercially available, it is time consuming (requiring an average of approximately three hours per test), complex and expensive, and is generally reserved for final confirmation of specimens that have been screened positive by an immunoassay. Automated immunoassay tests, although less expensive than those performed by GC/MS, also require significant amounts of time (approximately one to two hours) because of the necessity of performing analyses of several drugs sequentially on each patient specimen. Additionally, in many cases the equipment required to perform an immunoassay is not accessible on an immediate or STAT basis.

         Triage DOA is a rapid qualitative urine screen that analyzes a single test sample for up to eight different illicit and prescription drugs or drug classes and provides results in approximately 10 minutes. Triage DOA is instrument independent, contains built-in controls for accuracy and is capable of a high degree of specificity. Illicit drugs tested for by Triage DOA include Amphetamines/Methamphetamines (speed, crystal), Cocaine (crack), Opiates (heroin), Phencyclidine (angel dust), Tetrahydrocannabinol (pot, marijuana), while prescription drugs tested by Triage DOA include Barbiturates (Phenobarbital), Benzodiazepines (Valium, Librium, Halcion), Tricyclic Antidepressants (Elavil, Tofranil) and Methadone. Triage DOA can be configured to test various combinations of the foregoing drugs. In February 1995, the Company launched Triage DOA Plus TCA, a configuration which includes a test for Tricyclic Antidepressants ("TCA") that otherwise requires a separate blood test. Since its introduction in February 1992, the Company has sold over 4.6 million Triage DOA panels worldwide, and over 2,600 hospitals and emergency departments in the United States are users of the product.

         The Company distributes Triage DOA and Triage DOA Plus TCA to the U.S. medical market through Fisher. Merck is the exclusive distributor of Triage DOA and Triage DOA Plus TCA in certain countries in Europe, Latin America, the Middle East, Asia and Africa.

  Workplace Screening

         It is estimated that in 1996 over 33% of new hires in the U.S. workforce would be screened for drug usage as part of pre-employment physicals. The majority of these test samples are sent to centralized reference laboratories that can provide both the initial immunoassay screening result and the confirmation of presumptive positive results by an alternate method, such as GC/MS. Testing of government and certain government regulated employees and contractors must be performed at SAMHSA certified reference laboratories. Employers that are not government contractors send their drug screens to their laboratory of choice or perform on-site testing. Non-SAMHSA testing is estimated to account for over eight million tests performed annually.

         The majority of employers with drug screening programs have chosen not to implement "on-site" testing in their facilities due to costly personnel and regulatory burdens on an employer's in-house testing laboratory. These industrial testers, however, still have a need for rapid results since many employment decisions hinge on an employee's ability to pass physical and other examinations that include a test for illegal drugs. Despite this need for rapid results, there is a 24 to 48 hour wait based on the sample transportation and testing process used by major reference laboratories. Additionally, it is estimated that approximately 90% of all employee tests have negative results. Therefore, an immunoassay test that provides rapid results, such as Triage DOA, can get employees back to work quickly and save employers money.

         In January 1996, the Company established the ExpressTest One-Hour Drug Screen service, a marketing program in conjunction with regional suppliers of occupational health services, as a means of expanding the market for Triage DOA. The ExpressTest program incorporates the Company's "near-site" testing strategy of providing the benefits of rapid drug test results using Triage Intervention (a test for five illicit drugs or drug classes) without the burdens that would be imposed on employers setting up an on-site laboratory. Participating occupational health clinics provide rapid results to industrial clients that send prospective employees to them for pre-employment physicals and drug screens. Biosite's sales force actively supports these selected occupational health clinics in their marketing of the ExpressTest program to potential industrial clients in their regional area. Biosite currently has six sales professionals actively establishing select providers to be a part of the ExpressTest program.

  Triage Cardiac

         In 1992, over six million people in the United States visited hospital emergency departments exhibiting symptoms of a heart attack. Of those, approximately 650,000 were diagnosed with AMI and approximately 800,000 were diagnosed with unstable angina. In total, approximately 1.9 million of the patients who presented with chest pain were admitted to coronary care units. Of these, approximately 30,000 to 60,000 patients were misdiagnosed as not having an AMI. Additionally, approximately 500,000 of these patients who had not had an AMI were admitted to hospitals and ultimately released within two days. The Company believes that rapid, quantitative results for multiple cardiac markers provided at the point-of-care may have a positive impact on misdiagnosed AMI, and may provide substantial benefits to patients and savings to the hospital.

         AMI is generally caused by the blocking or "occlusion" of an artery providing oxygen-carrying blood to the heart. Without oxygen, the heart muscle is destroyed, and a prolonged occlusion results in additional muscle damage. The destruction of such cells in the heart muscle results in the release of several markers into the bloodstream, including creatinine kinase ("CK-MB"), Troponin I and Myoglobin.

         In general, for early diagnosis of AMI clinicians rely on electrocardiograms and on the measurement, over time, of CK-MB. Troponin I and Myoglobin are also emerging as useful adjuncts to CK-MB in the detection of heart attacks. The Company believes that the concentrations of these three markers typically peak and fall over different time periods and that the simultaneous measurement of these markers is a more accurate diagnostic technique for AMI than the measurement of any one single marker. Studies have shown that serum concentrations of Myoglobin are elevated most quickly post-AMI. Additionally, serial quantitative measurement of Myoglobin has demonstrated a significantly higher sensitivity in diagnosing AMI than CK-MB in patients presenting within 12 hours of AMI symptom onset. Troponin I has been shown to maintain an elevated concentration for a longer period of time than CK-MB and Myoglobin.

         Several diagnostic tests have recently been developed to quantitatively measure the blood levels of such markers. Unfortunately, the measurement of multiple markers currently requires large, centralized immunoassay systems that cannot directly analyze whole blood and are not always available on a STAT basis. Additionally, these systems require multiple reagent packs, frequent standardization and quality control. Since turnaround time for such test results is critical, current immunoassay systems may not satisfy physician needs.

         The Company believes that a point-of-care test capable of quantitatively measuring multiple markers of an AMI would have a positive impact on patient care. Accordingly, the Company's Triage Cardiac product under development is being designed to quantitatively measure the level of CK-MB, Troponin I and Myoglobin in a single test device from a whole blood sample. The hand-held Triage CareLink meter under development is being designed to provide quantitative results of such measurements at or near the point-of-care. Triage Cardiac may aid in the detection of AMI by providing point-of-care quantitative results, providing physicians with the ability to make treatment decisions in a timely manner.

         Triage Cardiac is in the late stages of development with clinical investigations expected to begin in the first half of 1997. If successfully developed and cleared for marketing, the Company anticipates selling Triage Cardiac directly in the United States and through KDK in Japan. The Company currently has an agreement with Merck regarding distribution of Triage Cardiac in certain countries in Europe and Latin America and in South Africa. However, as part of its decision to refocus away from certain aspects of the human diagnostics business, Merck has informed the Company that Merck is considering assigning its rights concerning the marketing of Triage Cardiac either to a third party or back to the Company.

 Triage C. diff

         Clostridium difficile ("C. difficile") is an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The bacteria may be found in asymptomatic carriers or may be spread among hospital patients that are immunocompromised or receiving antibiotics. Cytotoxins produced by the bacteria mediate C. difficile-associated disease ("CDAD"), which may include antibiotic-associated diarrhea and antibiotic-associated pseudo-membranous colitis. Due to the contagiousness of CDAD, patients identified as possibly having CDAD are usually placed in isolation until the infection is controlled. Symptoms of CDAD include diarrhea as well as fluid and weight loss. It has been estimated that in 1995, approximately three million rapid tests for C. difficile were performed in the United States. This number is expected to continue to rise due to the expected increase in the number of patients who are immunocompromised.

         Until recently, the use of a cytotoxic test, which takes 48 to 72 hours to produce diagnostic results, was the only means to identify the toxin associated with C. difficile. More recently, in response to the need for more rapid identification of the C. difficile toxin, several manufacturers have developed and marketed enzyme-linked immunosorbent assay ("ELISA") tests that can be performed in one to two hours. These ELISA test formats are increasingly used by the hospitals testing for the toxin.

         Although the ELISA technology has been a great improvement over the cytotoxic test, it still requires several precisely timed steps as well as multiple standards every time the test is performed, making it unlikely the testing will be done whenever an individual specimen is sent to the laboratory. The multiple standards and quality controls required with each run make the processing of individual specimens expensive. As a result, specimens are generally only processed in "batch" mode, delaying the time to a diagnostic result, and the time by which a physician receiving the information can take therapeutic measures.

         Triage C. diff is designed to simplify the laboratory procedure and improve time to result to the physician by enabling laboratories to complete testing for the bacteria and toxin in approximately 10 minutes. Because the test is being designed with built-in controls and standards, the test may be able to be performed individually or in batches, by any laboratory technician, without compromising the quality of the result. Triage C. diff may thus reduce time to initiate therapy and minimize time in isolation. Rapid, accurate diagnosis of the bacteria and toxin should enable earlier treatment, which may reduce length of stay in the hospital and reduce cost.

         Triage C. diff is in the late stages of development with clinical investigations expected to begin in the first half of 1997. If successfully developed and cleared for marketing, the Company expects to market this product directly in the United States.

  Triage O&P

         Parasitic infection is a common cause of gastrointestinal disease and diarrhea. Some of the more common parasites responsible for such infection are Giardia lamblia ("Giardia"), Cryptosporidium parvum ("C. parvum"), Entamoeba histolytica and Microsporidia species. According to the U.S. Centers for Disease Control and Prevention ("CDC"), more than 900,000 people in the United States become ill each year from waterborne parasites. Additionally, with the increase in world travel, it is probable that the number of cases diagnosed in the United States will rise. Further, parasites frequently infect immunocompromised patients, especially HIV infected patients, which has lead to an increase in the incidence of infection by Microsporidia species.

         The most commonly employed method of detecting parasites from stool samples is by manual ova and parasite ("O&P") microscopic examination, typically of three consecutive stool specimens from the patient. The preparation of the sample by a laboratory technologist involves stool specimen dilution and the preparation of multiple microscope slides. Each slide must then be observed via microscope by a technologist trained in the identification of parasites. The time to diagnose parasitic infection is prolonged due to the need for manual microscopic examination of multiple stool specimens per patient. The prolonged time to obtain results may delay the treatment of patients, and ultimately increase the cost of health care for such patients.

         It is estimated that in 1995 over four million O&P microscopic examinations were performed in the United States. Because of the cumbersome procedure and limited test menu of the current ELISA test formats, these tests have had limited success in hospitals that perform larger volumes of tests in batches. Recently, several manufacturers have developed and marketed ELISA tests for the more rapid identification of two of the more common parasites Giardia and C. parvum..

         Triage O&P is designed to replace the standard O&P microscopic detection method for three of the most commonly encountered parasites: Giardia,
C. parvum and Entamoeba histolytica in a single test device. Future versions of Triage O&P may include a test for Microsporidia species. Because each test device includes standards and controls, the product may be able to be used for any volume of tests. If successfully developed and approved for marketing, Triage O&P may make rapid results (approximately 10 minutes) available to hospitals of any size, including facilities that previously sent such testing to a reference lab. The Company expects that Triage O&P will have sensitivity comparable to the current O&P microscopic examination, but will require only a single patient specimen. This should greatly reduce the collection burden for the patient, and reduce the amount of labor for the laboratory technician, thereby reducing costs. Additionally, the length of time physicians wait for results may be reduced.

Triage O&P is in the late stages of preclinical development.

  Triage Enteric

         Gastroenteritis, commonly described as "food poisoning," often occurs among individuals who have consumed contaminated foods or been exposed to stool contaminated with microorganisms such as Salmonella, Campylobacter jejuni/coli, Shigella and E. coli 0157. Eight to 24 hours after such exposure, individuals may experience abdominal pain, nausea and diarrhea. It is estimated that in the United States over 14 million stool cultures are performed annually for the diagnosis of food poisoning. Microorganisms are often implicated in such cases. According to the CDC, there are over six million cases of foodborne disease annually in the United States.

         Stool culture, currently the primary method of diagnosing food poisoning, involves the inoculation of multiple culture plates with stool specimen. After 24 to 48 hours, culture plates that exhibit bacterial growth are subjected to biochemical tests that typically take an additional 24 hours. As a result of such a prolonged testing procedure, physicians generally wait 48 to 72 hours for test results.

         Triage Enteric is being developed for identification of three of the most common enteric bacteria responsible for food poisoning, Salmonella, Campylobacter jejuni/coli and Shigella. Future versions of Triage Enteric may include a test for E. coli 0157. Triage Enteric would enable the laboratory technician to rapidly detect from a stool specimen the presence of such enteric bacteria. This should greatly reduce the amount of labor required of laboratory technicians, thereby reducing costs. Additionally, the length of time by which results can be returned to the physician would be improved.

Triage Enteric is in the development stage.

  Triage Transplant

         Transplants of human organs generally require suppression of the immune system of the organ recipient. Cyclosporine is the most widely used pharmaceutical for such purposes, with annual worldwide sales in excess of $1.0 billion. Novartis is the developer and leading supplier of cyclosporine, and is involved in several collaborations in the organ transplant field that include health care management, xenotransplantation, and near-patient testing in an effort to support the use of organ transplantation. Cyclosporine is chronically administered to patients who have received an organ transplant. Over 18,000 patients undergo organ transplantation in the United States annually. In excess of 200,000 organ recipients worldwide take immunosuppressant drugs on a daily basis.

         The blood level of cyclosporine must be monitored to ensure that a patient receives the appropriate therapeutic dose while minimizing toxicity. Patients receiving cyclosporine must maintain a minimum concentration of the drug for it to be effective, yet maintain a level that is low enough not to be toxic. This range is often referred to as the therapeutic window. Physicians primarily rely on large, centralized laboratories to measure cyclosporine blood levels. The physician typically does not receive test results for at least 24 to 48 hours, requiring a call back to the patient if the dose of the drug needs to be adjusted. A smaller share of cyclosporine testing is performed by high performance liquid chromatography ("HPLC"). The current worldwide market for cyclosporine testing by immunoassay is estimated to be over 4.0 million tests per year. Patients are monitored frequently in the immediate post-transplant time-frame with reduced but continued testing, an average of four times per year, for the remainder of the patient's lifetime.

         Triage Transplant is designed to utilize the Triage CareLink meter to enable a physician to easily, rapidly and accurately measure cyclosporine levels. Triage Transplant is being developed to provide physicians with a cost-effective means of determining cyclosporine levels at the point-of-care which provides the physician with the ability to optimize drug therapy during the patient's visit. As part of its research and development collaboration with Novartis, Biosite has obtained licenses to certain technology that makes rapid analysis of cyclosporine levels possible. See " -- Strategic and Distribution Arrangements."

         Triage Transplant is in the preclinical development stage. If successfully developed and approved for marketing, the Company expects Novartis to support the promotion of Triage Transplant worldwide.

RESEARCH AND DEVELOPMENT

         As of December 31, 1996, the Company had 68 employees in research and development, of which 15 have Ph.D.s. The Company's research and development organization is dedicated to the discovery and development of new technologies which can be applied to future products and the development of new products in its existing platform technologies.

         The Company has research staff dedicated to the development and production of antibodies through a variety of techniques. Recombinant techniques are used to express proteins for use as diagnostic targets. The Company's staff of chemists and biochemists synthesize drug targets and compounds for use as diagnostic labels as well as seek to perfect techniques for coupling these compounds to biological reagents such as antibodies. The Company's development engineering staff is involved in the design and development of new diagnostic device technologies as well as processes for their fabrication and interface with biological and chemical reagents. The Company's product development group completes final optimization of assays and the Company's regulatory affairs group controls all in-house and external clinical trials of the Company's products and prepares applications to the U.S.

Food and Drug Administration ("FDA") for pre-market clearance or approval.

MANUFACTURING

         As of December 31, 1996, the Company had 46 employees in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

         Biosite maintains worldwide manufacturing rights to all current and future products. A key strategy of the Company is to provide high quality analytical results in an efficient manner. To this end, the Company invests in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment. Triage C. diff, Triage O&P, and Triage Enteric are being developed to utilize the same or similar processes and equipment as Triage DOA. The Company believes that the experience it has acquired in manufacturing Triage DOA will provide benefits in product quality and cost in manufacturing for its products under development. The Company expects its manufacturing capacities will allow such potential products and Triage DOA to be manufactured concurrently in the same facility.

         All raw materials required to manufacture Triage DOA are obtained from outside suppliers. All antibodies used in the manufacture of Triage DOA were developed by Biosite and the cell lines are owned by Biosite. Production quantities of most of the antibodies are produced by two vendors. In addition, Biosite maintains its own in-house antibody production capability.


         The Company manufactures Triage DOA at its facility in San Diego, California. The facility has received its registration as a diagnostic product manufacturer from the FDA and from the California Department of Health Services. The Company has also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency. There can be no assurance that the Company can continue to comply with all government requirements and regulations which may lead to the suspension or revocation of its right to manufacture. See " -- Government Regulation" and "Risk Factors -- Government Regulation."

         The Company is also developing novel and sophisticated processes and equipment for the future production of its Triage Cardiac and Triage Transplant products. LRE will manufacture and supply the meter used in conjunction with the Company's Triage CareLink System platform products. The Company is increasing its manufacturing space at its San Diego facility to accommodate production of Triage Cardiac.

SALES AND MARKETING

         As of December 31, 1996, the Company has 32 employees in various sales and marketing functions. The Company markets its Triage DOA to hospital laboratories and emergency departments in the United States through Fisher, a laboratory products distributor, and in certain countries in Europe, Latin America, the Middle East, Asia and Africa through Merck. The Company anticipates it may directly market in the United States its cardiac, microbiology and therapeutic drug monitoring products under development. In geographic markets outside the United States, the Company intends to establish relationships with marketing partners, where appropriate, for these potential products. The Company believes it has the management resources necessary to significantly expand its sales force for the promotion of its potential products. There can be no assurance that any of the Company's products under development will be successfully developed and approved for marketing.

STRATEGIC AND DISTRIBUTION ARRANGEMENTS

         Biosite's strategy for the research, development, commercialization and distribution of certain of its products entails entering into various arrangements with corporate partners, licensors, licensees and others, and is dependent upon the success of these parties in performing their responsibilities. There can be no assurance that such parties will perform their obligations as expected or that any revenue will be derived from such arrangements. Under the provisions of Biosite's existing arrangements, Biosite is not obligated to make any material capital expenditures. Biosite does currently plan to expend approximately $4.0 million for the expansion and development of its manufacturing capabilities in connection with the anticipated launch of the Company's products currently under development. If products are successfully developed under certain of the Company's existing arrangements, royalties will be payable by the Company at rates up to 8% of sales of products which incorporate licensed technology.

Fisher Healthcare division (formerly Curtin Matheson Scientific division) of Fisher Scientific Company

         In November 1991, the Company entered into a distribution agreement (the "Fisher Agreement") with Fisher pursuant to which the Company granted to Fisher an exclusive right to distribute Triage DOA to hospitals, non-industrial laboratories and certain other health and medical organizations within the United States. Under certain circumstances, the Company is obligated to make a one-time payment to Fisher in the event that the Company elects to terminate the Fisher Agreement without cause or to engage in a merger, reorganization or transfer or sale of substantially all of its stock or assets to which the Fisher Agreement relates, provided that Fisher gives timely notice of objection to such merger, reorganization or transfer or sale of stock or assets. Fisher purchases Triage DOA on a monthly basis through firm purchase orders on a per device fixed price basis. Fisher accounted for 88%, and 81% of Biosite's product sales for the years ended December 31, 1995 and 1996, respectively. In March 1996, the parties executed an amendment to the Fisher Agreement, setting forth certain purchase and cumulative sales targets for the first half of 1996 and third and fourth quarters of 1996 which if not met gave Biosite the option to terminate the Fisher Agreement and further obligated Fisher to pay to Biosite a penalty if it failed to meet such purchase and cumulative sales targets for 1996. Fisher missed the first half of 1996 purchase and cumulative sales targets by 18% and consequently incurred a penalty. In August 1996, Biosite agreed to continue the distribution agreement and to forgive a portion of the penalty each year that Fisher meets additional sales milestones commencing with the fourth quarter of 1996 and continuing through 1999. The August 1996 agreement eliminated the 1996 third quarter purchase and cumulative sales targets, and the 1996 fourth quarter purchase and cumulative sales targets were replaced by revised milestones. The revised milestones are based upon quarterly average monthly kit sales of Triage DOA (each kit consisting of 25 Triage DOA devices). Fisher achieved the initial sales target for the fourth quarter of 1996 and consequently a portion of the penalty has been forgiven. There can be no assurance that the additional targets will be met. The Fisher Agreement provides for a six-month transition period in the event of termination. If Biosite elects to terminate the Fisher Agreement, it may appoint a new distributor or expand its own sales force to sell Triage DOA directly in the United States.

  Merck KGaA

         In July 1992, the Company entered into a distribution agreement with Merck, pursuant to which the Company granted to Merck an exclusive right to market and distribute Triage DOA in certain countries in Europe, Latin America, the Middle East, Asia and Africa. Merck purchases Triage DOA in U.S. dollars on a quarterly basis through firm purchase orders on a per device fixed price basis. The distribution agreement provides for minimum annual purchase quantities. Merck accounted for $1,345,000 and $2,096,000 of Biosite's product sales for the years ended December 31, 1995 and 1996, respectively.

         In June 1994, the Company entered into two additional agreements with Merck, a collaborative development agreement and a supply and distribution agreement, in connection with the Company's development of Triage Cardiac. Under the terms of such agreements, the Company and Merck agreed to jointly develop, perform clinical testing of, and obtain regulatory approval for Triage Cardiac. The agreement further provides that the Company is to be responsible for the design, development and manufacturing scale-up of Triage Cardiac and the reagents used in connection therewith, and for the clinical trials and regulatory approval of Triage Cardiac for use in the AMI diagnosis field in Japan and the United States. Merck is obligated to perform clinical trials and obtain regulatory approval for the product for use in the AMI diagnosis field in certain countries in Europe and Latin America and in South Africa. Additionally, Biosite is obligated to fund 60% and Merck is obligated to fund the remaining 40% of the costs incurred by both parties in developing, manufacturing and obtaining regulatory approval for the product, subject to certain maximum aggregate expenditure limitations and subject further to a reduction in Merck's funding obligations of 40% of payments which Biosite receives from KDK in connection with the development and commercialization of Triage Cardiac in Japan. The agreements further specify that Merck is to be the exclusive distributor of Triage Cardiac for use in the AMI diagnosis field in certain countries in Europe and Latin America and in South Africa, while the Company is to retain distribution rights to the product in the remainder of the world and for uses other than the diagnosis of AMI. The total cost of the development of Triage Cardiac is estimated to be approximately $10.0 million. If Triage Cardiac is approved for commercial sale, Merck will purchase the Triage

Cardiac test cartridges from Biosite in U.S. dollars on a quarterly basis through firm purchase orders on a per device formula price basis. Merck will purchase the Triage CareLink meter directly from LRE. Under certain circumstances, if the Company is unable to supply forecasted quantities of Triage Cardiac to Merck, Merck can obtain a license to manufacture Triage Cardiac for its requirements in return for a royalty payable to Biosite. As part of its decision to refocus away from certain aspects of the human diagnostics business, Merck has informed the Company that Merck is considering assigning its rights under its agreements with the Company concerning the marketing of Triage Cardiac either to a third party or back to the Company.

  LRE Relais + Elektronik GmbH

         In September 1994, the Company entered into an agreement with LRE (the "LRE Agreement") for the development of a hand-held meter to be used in all Triage CareLink System products currently under development, including Triage Cardiac and Triage Transplant. Under the terms of the LRE Agreement, LRE is obligated to develop and produce the fluorescent meter according to specifications provided by Biosite. In return, the Company agreed to compensate LRE for certain development and tooling expenses incurred in connection therewith, based upon LRE's successful completion of certain feasibility, prototype and preproduction milestones. Under the terms of the LRE Agreement, the Company's obligations for development expenses and costs are not to exceed approximately $1.9 million, of which approximately $470,000 is for prototype and preproduction tooling costs. As of December 31, 1996, the Company had paid or accrued expenses and costs under the LRE Agreement of approximately $1.8 million. In addition, the agreement specifies that LRE is to be the Company's exclusive supplier of the Triage CareLink meter during the term of the LRE Agreement, unless LRE is incapable of satisfying Biosite's needs or is prohibited from producing such meters for a specific immunoassay application. Biosite will purchase the Triage CareLink meter from LRE in Deutsche Marks on a quarterly basis through firm purchase orders on a per device price basis which varies according to sales volume. Biosite has the right to designate third parties, including Merck, who can purchase Triangle CareLink meters directly from LRE.


  ARKRAY KDK Corporation

         In February 1995, the Company entered into a development, supply and distribution agreement with KDK, pursuant to which the parties agreed to collaborate in the development and marketing of Triage Cardiac. Under the terms of the agreement, KDK is obligated to provide certain funding of up to $2.0 million for the Company's development of Triage Cardiac, $500,000 of which has been paid and the remainder of which is to be paid based upon the Company's achievement of certain milestones. In exchange for this funding, the Company has granted KDK the exclusive right to distribute Triage Cardiac in Japan and in certain countries of Asia, the Middle East and Pacific Island countries. The Company is responsible for costs associated with performing clinical trials on and obtaining regulatory approval of Triage Cardiac in the United States, while KDK is responsible for such costs in Japan and in certain countries of Asia, the Middle East and Pacific Island countries. If Triage Cardiac is approved for commercial sale, KDK will purchase Triage Cardiac test cartridges from Biosite in U.S. dollars on a quarterly basis through firm purchase orders on a per device fixed price basis. KDK will also purchase the Triage CareLink meter from the Company on a per device fixed price basis. The distribution agreement provides for minimum annual purchase quantities. KDK can terminate this agreement at any time.

  Novartis Pharma Inc.

         In September 1995, the Company entered into two license agreements with Novartis relating to the Company's development of Triage Transplant. The first license is for cyclosporine antibodies and the second license is for certain antibody-based assays. Under the terms of the agreements, and upon the Company's successful completion of certain feasibility requirements, the Company has the right to make, have made, use and sell Triage Transplant using the licensed Novartis antibodies and related technologies. The agreements contemplate that the Company is to be responsible for all costs associated with the development of Triage Transplant. Additionally, upon entering into the two licenses, the Company made certain initial payments (aggregating approximately $325,000) to Novartis and is obligated to make additional payments of up to approximately $225,000 to Novartis based upon the achievement of certain product development milestones, and to pay royalties on sales of products developed by the Company using such antibodies or related technologies. In connection with the agreement, Novartis purchased $1.0 million of five-year 8% convertible debentures which converted into 92,575 shares of Common Stock of the Company upon the closing of the Company's initial public offering in February 1997. The Company is obligated to sell to Novartis up to $1.0 million in additional five-year 8% convertible debentures upon the attainment of certain milestones. The debentures will be convertible, at the sole option of the Company, into shares of Biosite Common Stock at $12.00 per share.

PROPRIETARY TECHNOLOGY AND PATENTS

         The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology, and to operate without infringing the proprietary rights of others or to obtain rights to such proprietary rights. Biosite has U.S. and foreign issued patents and is currently prosecuting patent applications in the United States and with certain foreign patent offices. There can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents, that the Company's patent applications will have priority over others' applications, or that, if issued, any of the Company's patents will offer protection against competitors with similar technology. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage.

         Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. In March 1996, the Company settled a potential patent infringement claim by obtaining a license to the contested patent in return for a one-time payment of $2.2 million. In September 1996, the Company settled a patent infringement lawsuit filed by Abbott Laboratories and obtained a license to the contested patent in return for the payment of $5.5 million and the agreement to pay certain royalties. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions.


         The Company recently received a letter from Becton Dickinson and Company ("B-D"), a major manufacturer of medical supplies, devices and diagnostic systems, offering to license a U.S. patent held by B-D to the Company. B-D did not propose any license terms in its letter. The Company has reviewed such patent and believes that it has defenses to any infringement claim under such patent. In addition, Biosite recently received a letter from Spectral Diagnostics Incorporated ("Spectral"), a manufacturer of rapid-format cardiac-diagnostic panels, informing the Company that Spectral holds a U.S. patent covering a kit for diagnosing and distinguishing chest pain and that it recently received a notice of allowance from the USPTO with respect to a second patent application. This letter states that Spectral has not yet determined its position with respect to the licensing of its technology. The Company is currently reviewing the issued patent cited in this letter and the materials provided by Spectral with respect to the allowed patent application and is evaluating their potential impact on Triage Cardiac. There can be no assurance that B-D or Spectral will not initiate litigation alleging that Triage DOA or Triage Cardiac, respectively, infringe claims under such manufacturer's patents. Such litigation, if initiated, could seek to recover damages as a result of any sales of such products and to enjoin further such sales. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find such claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent Biosite from selling Triage DOA or Triage Cardiac which could have a material adverse effect on the company's business, financial condition and results of operations.

         The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties. Further, either as the result of such litigation or proceedings or otherwise, the Company may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

         Triage DOA and products under development may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain technologies.

However, there can be no assurance that the Company will be able to obtain licenses for technology patented by others on commercially reasonable terms, if at all, that it will be able to develop alternative approaches if unable to obtain licenses or that the Company's current and future licenses will be adequate for the operation of Biosite's business. The failure to obtain necessary licenses or to identify and implement alternative approaches would prevent the Company from commercializing certain of its products under development and would have a material adverse effect on the Company's business, financial condition and results of operations.

         Biosite is aware of a U.S. patent owned by Celltech Limited ("Celltech") relating to the manufacture of antibodies, such as those developed or being developed by Biosite for Triage Cardiac, Triage O&P, Triage C. diff and Triage Enteric. Biosite is also aware that this patent is the subject of an interference proceeding in the USPTO which was initiated in February 1991 with a patent application filed by Genentech, Inc. ("Genentech"). In June 1996, the European Patent Office ("EPO") invalidated, following an opposition, certain claims under Celltech's corresponding EPO-granted patent which may be relevant to Biosite's products and products under development. Celltech has indicated that it will appeal such decision. If Celltech does appeal, such claims can be reinstated, at least until a final decision is rendered. If it is determined that aspects of the manufacturing of Biosite's antibodies are covered by patent claims stemming from the interference or if Celltech were to have such claims upheld on appeal, or if patent infringement litigation is brought against the Company by either Celltech or Genentech, Biosite may be required to obtain a license under such patents and corresponding patents in other countries. There can be no assurance that a license would be made available to Biosite on commercially reasonable terms, if at all. If such license is required and not obtained the Company might be prevented from using certain of its manufacturing technologies. The Company's failure to obtain any required licenses could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also relies upon trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets, or that the Company will be capable of protecting its rights to its trade secrets.


         Others may have filed and in the future are likely to file patent applications that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the USPTO that could result in substantial cost to the Company. No assurance can be given that any patent application of another will not have priority over patent applications filed by the Company.

         The commercial success of the Company also depends in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. The Company is aware of several third-party patents that may relate to the Company's technology. There can be no assurance that the Company does not or will not infringe these patents, or other patents or proprietary rights of third parties. In addition, the Company has received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the Company's products and processes affected by third party rights, in addition to subjecting the Company to potential liability for damages, may require the Company or its collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture laboratory-based tests and analyzers, as well as clinical and hospital-based laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products are an attractive alternative to testing performed by clinical and hospital-based laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the Company's products will be able to compete with the testing services provided by these laboratories. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Boehringer Mannheim GmbH ("Boehringer Mannheim"), Chiron Diagnostics, Clinical Diagnostic Systems, a division of Johnson & Johnson, DADE International, and Roche Biosciences, Inc., have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies that may be more effective than the Company's technologies will not prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. See " -- Technology and " -- Products and Products under Development."

GOVERNMENT REGULATION

         The testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. The Company will not be able to commence marketing or commercial sales in the United States of new products under development until it receives clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         In the United States, medical devices are classified into one of three classes (i.e., Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to the Quality System Regulation ("QSR") (formerly Good Manufacturing Practices) and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices).

         Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance or approval through either clearance of a 510(k) notification or approval of a pre-market approval ("PMA") application. A PMA application must be filed if a proposed device is a new device not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

         Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is complete, the FDA will accept the application for filing. Once the submission is accepted, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the application is accepted, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendation of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable QSR requirements. If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a non-approvable letter. The FDA may determine that additional clinical investigations are necessary, in which case the PMA may be delayed for one or more years while additional clinical investigations are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to an approved PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

         A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or a preamendment Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

         The Company has made modifications to Triage DOA since receipt of initial 510(k) clearance. With respect to several of these modifications, the Company has filed new 510(k) notices describing the modifications, and has received FDA clearance of those 510(k) notices. The Company has made other modifications to Triage DOA which the Company believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these modifications, or would not require the Company to submit a new 510(k) notice for any of these modifications made to Triage DOA. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified Triage DOA until the 510(k) notice is cleared by the FDA.

         The Company is uncertain of the regulatory path to market that the FDA will ultimately apply to the Company's products currently in development. Although Triage DOA received 510(k) clearance, a PMA may be required for Triage Transplant or other products now in development. There can be no assurance that the FDA will not determine that the Company must adhere to the more costly, lengthy and uncertain PMA approval process for any of the Company's products in development.

         There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         Before the manufacturer of a device can submit the device for FDA approval or clearance, it generally must conduct a clinical investigation of the device. Although clinical investigations of most devices are subject to the investigational device exemption ("IDE") requirements, clinical investigations of in vitro diagnostic ("IVD") tests, such as all of the Company's products and products under development, are exempt from the IDE requirements, including the need to obtain the FDA's prior approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IVD must be labeled for research use only ("RUO") or investigational use only ("IUO"), and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

         The Company intends to conduct clinical investigations of its products under development, which will entail distributing them in the United States on an IUO basis. There can be no assurance that the FDA would agree that the Company's IUO distribution of its IVD products under development will meet the requirements for IDE exemption. Furthermore, failure by the Company or the recipients of its products under development to maintain compliance with the IDE exemption requirements could result in enforcement action by the FDA, including, among other things, the loss of the IDE exemption or the imposition of other restrictions on the Company's distribution of its products under development, which would adversely affect the Company's ability to conduct the clinical investigations necessary to support marketing clearance or approval.

         Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to QSR, which includes testing, control, documentation, and other quality assurance requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a manufacturer report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

         The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The recently finalized QSR requirements include the addition of design controls that will likely increase the cost of compliance. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

         The use of Biosite's products is also affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as "waived," "moderately complex" or "highly complex," on the basis of specific criteria. There can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have a material adverse effect on the Company's ability to market its products or on its business, financial condition or results of operations.

EMPLOYEES

         As of December 31, 1996, Biosite employed 176 individuals. Of these, 18 hold Ph.D.s and 13 hold other advanced degrees. None of the Company's employees is covered by collective bargaining agreement. The Company believes that it maintains good relations with its employees.




                                  RISK FACTORS


DEPENDENCE ON DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS FOR REVENUE GROWTH AND PROFITABILITY

         Except for Triage DOA, all of the Company's products are still under development, and there can be no assurance that such products will be successfully developed or commercialized on a timely basis, if at all. The Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies, including the Triage CareLink System's fluorescent meter and assay devices. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, that regulatory clearance or approval of any new products will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the new products will be successfully commercialized. The Company has limited resources to devote to the development of all its products and consequently a delay in the development of one product may delay the development of other products. In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected. See "Business -- Products and Products Under Development," " -- Manufacturing" and " -- Government Regulation."

LIMITED HISTORY OF PROFITABILITY; POTENTIAL QUARTERLY FLUCTUATIONS IN FUTURE OPERATING RESULTS

         The Company first achieved profitability in fiscal 1994 and prior to that time incurred significant operating losses. There can be no assurance that the Company will remain profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and patent conflicts. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if any, order cancellations or order rescheduling. Because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEAR-TERM DEPENDENCE OF THE COMPANY ON TRIAGE DOA

         Sales of Triage DOA have to date accounted for all of the Company's sales. The Company expects its revenue and profitability will substantially depend on the sale of Triage DOA for the foreseeable future. A reduction in demand for Triage DOA would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of Triage DOA will slow as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for Triage DOA. The Company's continued growth will depend on its ability to successfully develop and commercialize other products and to gain additional acceptance of Triage DOA. There can be no assurance that the Company will be able to successfully develop and commercialize new products or that the Company will be able to maintain or expand its share of the drug testing market. Technological change or the development of new or improved diagnostic technologies could result in the Company's products becoming obsolete or noncompetitive. See "Business -- Products and Products Under Development."

DEPENDENCE ON KEY DISTRIBUTORS; LIMITED DIRECT SALES EXPERIENCE

         The Company relies upon distributors and its own sales force to distribute Triage DOA and may rely upon distributors to distribute products under development. Triage DOA is currently marketed pursuant to exclusive distribution agreements in the U.S. medical market by Fisher (which accounted for 81% of product sales in 1996) and in certain countries in Europe, Latin America, the Middle East, Asia and Africa by Merck. The loss or termination of either of these distributors could have a material adverse effect on the Company's sales unless suitable alternatives can be arranged. The Fisher distribution agreement has minimum quarterly sales milestones which, if the milestones are not met allows the Company to terminate the agreement, obligates Fisher to pay Biosite a portion of a penalty Fisher incurred in 1996 and allows the Company to appoint a new distributor or to sell Triage DOA directly in the U.S. medical market.

         If any of the Company's distribution or marketing agreements are terminated and the Company is unable to enter into replacement agreements or if the Company elects to distribute new products directly, the Company would have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future sales and marketing expenses. The Company currently has limited experience in direct sales, marketing and distribution of its products. There can be no assurance that the Company's direct sales, marketing and distribution efforts would be successful or that revenue from such efforts would exceed expenses. Further, there can be no assurance that Biosite would be able to enter into new distribution or marketing agreements on satisfactory terms, if at all.

         Biosite currently has an agreement with Merck regarding distribution of Triage Cardiac in certain countries in Europe and Latin America and in South Africa. As part of its decision to refocus away from certain aspects of the human diagnostics business, Merck has informed the Company that Merck is considering assigning its rights concerning the marketing of Triage Cardiac either to a third party or back to the Company. There can be no assurance that a suitable third party will be found or if the rights are returned to the Company, that the Company can make successful alternative distribution arrangements. The Company anticipates that it may enter into additional distribution agreements with respect to its products currently under development and products that it develops in the future, if any of such products receive the requisite regulatory clearance or approvals. There can be no assurance that the Company will be able to enter into such agreements on acceptable terms, if at all, or if the Company elects to distribute new products directly that the Company's direct sales, marketing and distribution efforts would be successful. See "Business -- Strategic and Distribution Arrangements."

DEPENDENCE ON OTHERS FOR THE DEVELOPMENT OF NEW PRODUCTS

         Biosite's strategy for the research, development, commercialization and distribution of certain of its products entails entering into various arrangements with corporate partners, licensors, licensees and others, and is dependent upon the success of these parties in performing their responsibilities. There can be no assurance that such parties will perform their obligations as expected or that any revenue will be derived from such arrangements.

         Biosite has entered into agreements with, among others, Merck, Novartis and KDK for the development and marketing of products. The agreements are subject to certain rights of termination, and there can be no assurance that any such agreement will not be terminated. There also can be no assurance that the Company's collaborators will abide by their contractual obligations or will not discontinue or sell their current lines of business. There also can be no assurance that any of the research for which the Company receives or provides funding will lead to the development of products. The Company intends to enter into additional development and marketing agreements. However, there can be no assurance that the Company will be able to enter into such agreements on acceptable terms, if at all.

         The Company is developing with LRE a hand-held point-of-care fluorescent meter for use in Triage CareLink System products. The meter will be programmed to run a specific test through the use of changeable proprietary software which is also under development by LRE. There can be no assurance that LRE will develop the hardware or software on schedule, if at all, or that new software will be developed to permit the meter to be used for another Triage CareLink System product. See "Business -- Strategic and Distribution Arrangements."

INTENSELY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE

         The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture laboratory-based tests and analyzers, as well as clinical and hospital-based laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products are an attractive alternative to testing performed by clinical and hospital-based laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the Company's products will be able to compete with the testing services provided by these laboratories. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Boehringer Mannheim, Chiron Diagnostics, Clinical Diagnostic Systems, a division of Johnson & Johnson, DADE International, and Roche Biosciences, Inc., have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies that may be more effective than the Company's technologies, will not prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. See "Business -- Technology," " -- Products and Products Under Development" and " -- Competition."

UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION; POTENTIAL INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES

         The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology, and to operate without infringing the proprietary rights of others or to obtain rights to such proprietary rights. Biosite has U.S. and foreign issued patents and is currently prosecuting patent applications in the United States and with certain foreign patent offices. There can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents, that the Company's patent applications will have priority over others' applications, or that, if issued, any of the Company's patents will offer protection against competitors with similar technologies. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage.

         Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

In March 1996, the Company settled a potential patent infringement claim by obtaining a license to the contested patent in return for a one-time payment of $2.2 million. In September 1996, the Company settled a patent infringement lawsuit filed by Abbott Laboratories and obtained a license to the contested patent in return for the payment of $5.5 million and the agreement to pay certain royalties. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings conducted in the USPTO to determine the priority of inventions.

         The Company recently received a letter from B-D, a major manufacturer of medical supplies, devices and diagnostic systems, offering to license a U.S. patent held by B-D to the Company. B-D did not propose any license terms in its letter. The Company has reviewed such patent and believes that it has defenses to any infringement claim under such patent. In addition, Biosite recently received a letter from Spectral, a manufacturer of rapid-format cardiac-diagnostic panels, informing the Company that Spectral holds a U.S. patent covering a kit for diagnosing and distinguishing chest pain and that it recently received a notice of allowance from the USPTO with respect to a second patent application. This letter states that Spectral has not yet determined its position with respect to the licensing of its technology. The Company is currently reviewing the issued patent cited in this letter and the materials provided by Spectral with respect to the allowed patent application and is evaluating their potential impact on Triage Cardiac. There can be no assurance that B-D or Spectral will not initiate litigation alleging that Triage DOA or Triage Cardiac, respectively, infringe claims under such manufacturer's patents. Such litigation, if initiated, could seek to recover damages as a result of any sales of such products and to enjoin further such sales. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find such claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent Biosite from selling Triage DOA or Triage Cardiac which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The defense and prosecution of intellectual property suits, USPTO interference proceedings, and related legal and administrative proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties. Further, either as the result of such litigation or proceedings or otherwise, the Company may be required to seek licenses from third parties which may not be available on commercially reasonable terms, if at all.

         Triage DOA and products under development may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain technologies. However, there can be no assurance that the Company will be able to obtain licenses for technology patented by others on commercially reasonable terms, if at all, that it will be able to develop alternative approaches if unable to obtain licenses or that the Company's current and future licenses will be adequate for the operation of Biosite's business. The failure to obtain necessary licenses or to identify and implement alternative approaches would prevent the Company from commercializing certain of its products under development and would have a material adverse effect on the Company's business, financial condition and results of operations.

         Biosite is aware of a U.S. patent owned by Celltech relating to the manufacture of antibodies, such as those developed or being developed by Biosite for several products, including Triage Cardiac. Biosite is also aware that this patent is the subject of an interference proceeding in the USPTO which was initiated in February 1991 with a patent application filed by Genentech. In June 1996, the EPO invalidated, following an opposition, certain claims under Celltech's corresponding EPO-granted patent which may be relevant to Biosite's products and products under development. Celltech has indicated that it will appeal such decision. If Celltech does appeal, such claims can be reinstated, at least until a final decision is rendered. If it is determined that aspects of the manufacturing of Biosite's antibodies are covered by patent claims stemming from the interference or if Celltech were to have such claims upheld on appeal, or if patent infringement litigation is brought against the Company by either Celltech or Genentech Biosite may be required to obtain a license under such patents and corresponding patents in other countries. There can be no assurance that a license would be made available to Biosite on commercially reasonable terms, if at all. If such license is required and not obtained the Company might be prevented from using certain of its manufacturing technologies. The Company's failure to obtain any required licenses could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also relies upon trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, that the Company can meaningfully protect its trade secrets, or that the Company will be capable of protecting its rights to its trade secrets.

         Others may have filed and in the future are likely to file patent applications that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the USPTO that could result in substantial cost to the Company. No assurance can be given that any patent application of another will not have priority over patent applications filed by the Company.

         The commercial success of the Company also depends in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. The Company is aware of several third-party patents that may relate to the Company's technology. There can be no assurance that the Company does not or will not infringe these patents, or other patents or proprietary rights of third parties. In addition, the Company has received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the Company's products and processes affected by third party rights, in addition to subjecting the Company to potential liability for damages may require the Company or its collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Proprietary Technology and Patents."

GOVERNMENT REGULATION; NO ASSURANCE OF OBTAINING REGULATORY APPROVALS

         The testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. The Company will not be able to commence marketing or commercial sales in the United States of new products under development until it receives clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of a 510(k) notification or FDA approval of a PMA application. The PMA approval process is more expensive, uncertain and lengthy than the 510(k) clearance process. The Company is uncertain of the regulatory path to market that the FDA will ultimately apply to the Company's products currently in development. Although Triage DOA received 510(k) clearance, a PMA may be required for Triage Cardiac and Triage Transplant products now in development. There can be no assurance that with respect to any of the Company's products in development, the FDA will not determine that the Company must adhere to the more costly, lengthy and uncertain PMA approval process. Modifications to a device that is the subject of an approved PMA application, its labeling or manufacturing process may require approval by the FDA of a PMA supplement or a new PMA application. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

         There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         Before the manufacturer of a device can submit the device for FDA clearance or approval, it generally must conduct a clinical investigation of the device. Although clinical investigations of most devices are subject to the IDE requirements, clinical investigations of IVD tests, such as all of the Company's products and products under development, are exempt from the IDE requirements, including the need to obtain the FDA's prior approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IVD must be labeled for RUO or IUO, and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

         The Company intends to conduct clinical investigations of its products under development, which will entail distributing them in the United States on an IUO basis. There can be no assurance that the FDA would agree that the Company's IUO distribution of its IVD products under development will meet the requirements for IDE exemption. Furthermore, failure by the Company or the recipients of its products under development to maintain compliance with the IDE exemption requirements could result in enforcement action by the FDA, including, among other things, the loss of the IDE exemption or the imposition of other restrictions on the Company's distribution of its products under development, which would adversely affect the Company's ability to conduct the clinical investigations necessary to support marketing clearance or approval.

         Manufacturers of medical devices for marketing in the United States are required to adhere to QSR, which includes testing, control, documentation and other quality assurance requirements. Manufacturers must also comply with MDR requirements that a manufacturer report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and would be likely to cause or contribute to a death or serious injury upon recurrence. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

         The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The recently finalized QSR requirements include the addition of design controls, that will likely increase the cost of compliance. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that such laws and regulations will not have a material adverse effect upon the Company's business, financial condition and results of operation.

         The use of Biosite's products is also affected by the CLIA and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as "waived," "moderately complex" or "highly complex," on the basis of specific criteria. There can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing would not have a material adverse effect on the Company's ability to market its products or on its business, financial condition and results of operations.

DEPENDENCE ON SOLE-SOURCE SUPPLIERS

         Certain key components and raw materials used in the manufacture of Triage DOA are currently provided by single-source vendors. Although the Company believes that alternative sources for such components and raw materials are available, any supply interruption in a sole-sourced component of raw material would have a material adverse effect on the Company's ability to manufacture Triage DOA until a new source of supply is qualified and, as a result, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's Triage DOA manufacturing process, could have a material adverse effect on the Company's ability to manufacture products. The Company currently has under development products other than Triage DOA which, if developed, may require that the Company enter into additional supplier arrangements. There can be no assurance that the Company will be able to enter into additional supplier arrangements on commercially reasonable terms, if at all. Failure to obtain a supplier for the manufacture of its future products, if any, would have a material adverse effect on the Company's business, financial condition and results of operations.

         If successfully developed, the Company expects to rely upon LRE for production of the fluorescent meter to be used in connection with its Triage CareLink System platform of products currently under development. The Company's dependence upon LRE for the manufacture of such a meter may adversely affect the Company's profit margins, its ability to develop and manufacture products on a timely and competitive basis, the timing of market introductions and subsequent sales of products incorporating the LRE meter. See "Business -- Strategic and Distribution Arrangements."

LIMITED MANUFACTURING EXPERIENCE; POTENTIAL INABILITY TO SCALE-UP MANUFACTURING

         To be successful, the Company must manufacture its current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has limited experience manufacturing products other than Triage DOA. To achieve the level of production necessary for commercialization of Biosite's products under development, the Company will need to scale-up current manufacturing capabilities. Significant additional work will be required for the scaling-up of each potential Biosite product prior to commercialization, and there can be no assurance that such work can be completed successfully. In addition, although the Company expects that certain of its products under development will share certain production attributes with Triage DOA, production of such products may require the development of new manufacturing technologies and expertise. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities to make such products commercially viable. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms for its products under development, the Company's ability to conduct preclinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of new development programs, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing."

         The Company anticipates making significant expenditures to develop high volume manufacturing capabilities required for each of its products currently under development, if such products are successfully developed. There can be no assurance that manufacturing and quality control problems will not arise as the Company attempts to scale-up its manufacturing or that such scale-up can be achieved in a timely manner or at a commercially reasonable cost, if at all.

         The Company's manufacturing facilities and those of its contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and such facilities are subject to QSR requirements of the FDA. There can be no assurance that the Company or its contractors will satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT AND POTENTIAL COST CONSTRAINTS

         In the United States, health care providers that purchase Triage DOA and other diagnostic products, such as hospitals and physicians, generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. Such third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such payors for testing services. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the drug screening market are generally not subject to reimbursement. Further, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. The Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. Failure by physicians and other users to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement of tests utilizing the Company's products could have a material adverse effect on the Company's business, financial condition or results of operation. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for the Company's existing products or products under development.

         In addition, market acceptance of the Company's products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance.

         The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance that third party reimbursement and coverage will be available or adequate in either U.S. or foreign markets, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation or reimbursement policies of third party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis.

POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

         While the Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months, there can be no assurance the Company will not require additional capital. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition. There can be no assurance that such additional capital, if needed, will be available on terms acceptable to the Company, if at all. Certain funding arrangements may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

POTENTIAL INABILITY TO MANAGE GROWTH; DEPENDENCE ON KEY PERSONNEL

         The Company anticipates increased growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations as new products are developed and commercialized. This growth will result in an increase in responsibilities for both existing and new management personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its employees. There can be no assurance that the Company will be able to manage its expansion, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's future success depends in part on the continued service of its key technical, sales, marketing and executive personnel, and its ability to identify and hire additional qualified personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain existing personnel or identify or hire additional personnel.

PRODUCT LIABILITY EXPOSURE; INADEQUACY OR UNAVAILABILITY OF INSURANCE COVERAGE

         The testing, manufacturing and marketing of medical diagnostic devices such as Triage DOA, as well as the Company's products currently under development, entail an inherent risk of product liability claims. To date, the Company has not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition and results of operations. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. There can be no assurance that the Company's existing insurance can be renewed at a cost and level of coverage comparable to that presently in effect, if at all. In the event that the Company is held liable for a claim against which it is not indemnified or for damages exceeding the limits of its insurance coverage, such claim could have a material adverse effect on the Company's business, financial condition and result of operations.


ITEM 2.  PROPERTIES

         The Company currently leases approximately 83,000 square feet of space in five buildings in the Sorrento Valley area in San Diego under leases that expire from September 1997 through September 1998 with renewal options through 2001. The Company believes these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. The Company's current facilities are used for its administrative offices, research and development facilities and manufacturing operations.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In December 1996, the Company sought stockholder approval of the following matters pursuant to a written consent solicitation:

                  (1) amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock $.01 par value (the "Common Stock") by 9,671,153 shares (thereby increasing the total authorized capital stock to 30,000,000 shares);

                  (2) adoption of a post-offering Restated Certificate of Incorporation and Bylaws, each to be effective following the closing of the Company's initial public offering, which, among other things: (a) sets the authorized Common Stock to 25,000,000 shares and the authorized Preferred Stock, $.01 par value (the "Preferred Stock") to 5,000,000 shares, (b) adopts certain antitakeover provisions (including implementing a classified Board of Directors, eliminating the right of stockholders to act by written consent and providing for certain supermajority voting requirements), (c) adopts an indemnification provision and (d) simplifies the then current form of Restated Certificate of Incorporation;

                  (3) adoption of a new 1996 Stock Incentive Plan which provides for the issuance of up to 900,000 shares of Common Stock plus any additional shares remaining or forfeited under the 1989 Stock Plan;

                  (4) adoption of a new Employee Stock Purchase Plan providing for the issuance of up to 100,000 shares of Common Stock; and

                  (5) adoption of a form of indemnification agreement to be entered into between the Company and its officers and directors.

         These proposals were approved by the written consent of the holders of 7,357,802 shares of the 8,328,847 shares of Series A, Series B, Series C, Series D and Series E Preferred Stock of the Company then outstanding and by the written consent of the holders of 820,544 shares of the 1,464,099 shares of Common Stock of the Company then outstanding.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

       The Company's common stock is traded in the over-the-counter market on the Nasdaq National Market (the "NNM") under the symbol "BSTE". The following tables set forth the high and low sale prices, for the Company's common stock as reported on the NNM for the period indicated commencing on February 11, 1997, the date the initial public offering price was determined.


           1997                                           HIGH             LOW
           ----                                           ----             ---

       First Quarter, commencing on
         February 11, 1997 through March 14, 1997...   $   14.125      $   10.750


       There were approximately 300 holders of record of common stock as of February 28, 1997. The Company has not paid any cash dividends to date and does not anticipate any being paid in the foreseeable future.

       From January 1, 1996 to December 31, 1996, the Company sold and issued the following unregistered securities:

       (1) On various dates through December 31, 1996, the Registrant issued 66,978 shares of its Common Stock to 32 non-officer employees pursuant to the exercise of options granted under its 1989 Stock Plan between September 1990 and April 1996. The exercise prices per share ranged from $0.24 to $3.25, for an aggregate consideration of $71,624. The Registrant relied on the exemption provided by Rule 701 under the Act.

       (2) On various dates through December 31, 1996, the Registrant issued 37,000 shares of its Common Stock to four officers pursuant to the exercise of options granted under its 1989 Stock Plan between January 1992 and March 1993. The exercise prices per share ranged from $0.30 to $1.00, for an aggregate consideration of $14,600. The Registrant relied on the exemption provided by Rule 701 under the Act.


       The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about the Registrant.

ITEM 6.   SELECTED FINANCIAL DATA

(in thousands, except per share data)


                                                                Years Ended December 31,
                                                                ------------------------
                                                   1992            1993            1994           1995           1996
                                                  -------        --------        --------        -------       --------

STATEMENT OF INCOME DATA:
Net sales .................................       $ 2,920        $  9,866        $ 16,320        $25,147       $ 28,206
Cost of sales .............................         1,612           3,268           4,416          5,649          5,983
                                                  -------        --------        --------        -------       --------
Gross profit ..............................         1,308           6,598          11,904         19,498         22,223

Research and development ..................         2,593           2,796           3,836          6,553          9,268
Selling, general and administrative .......         3,622           4,841           5,960          7,134          8,623
Settlement of patent matters ..............            --              --             338          1,217          2,368
                                                  -------        --------        --------        -------       --------
Total operating expenses ..................         6,215           7,637          10,134         14,904         20,259

Income (loss) from operations .............        (4,907)         (1,039)          1,770          4,594          1,964
Interest and other income, net ............           630             613             649          1,647          1,846
                                                  -------        --------        --------        -------       --------
Income (loss) before benefit (provision)
  for income taxes ..........................      (4,277)           (426)          2,419          6,241          3,810
Benefit (provision) for income taxes ......            --              --             (63)         1,667           (261)
                                                  -------        --------        --------        -------       --------
Net income (loss) .........................       $(4,277)       $   (426)       $  2,356        $ 7,908       $  3,549
                                                  =======        ========        ========        -------       --------
Net income (loss) per share ...............       $ (0.49)       $  (0.04)       $   0.22        $  0.74       $   0.33
                                                  =======        ========        ========        =======       ========
Common and common equivalent shares used in
  computing per share amounts(1) ..........         8,754          10,098          10,553         10,766         10,896

                                                                           DECEMBER 31,
                                             1992          1993          1994          1995          1996
                                            -------       -------       -------       -------       -------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ........................       $ 6,435       $ 5,129       $ 5,916       $13,979       $ 9,916
Working capital .....................         7,049         6,407         7,974        14,428        14,307
Total assets ........................        10,287        10,269        14,364        27,935        30,089
Long-term obligations ...............           668           634           772         2,739         3,253
Stockholders' equity ................         8,573         8,155        10,512        18,526        22,153

----------

(1)      Computed on the basis described in Note 1 of Notes to Financial
         Statements.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and " Risk Factors," as well as those discussed elsewhere in this Annual Report on Form 10-K. The Company disclaims, any intent or obligation to update these forward-looking statements.

OVERVIEW

         Since the Company's inception in 1988, the Company has been primarily involved in the research, development, manufacturing and marketing of point-of-care diagnostic tests. The Company began commercial sales of Triage DOA in February 1992 and currently markets the product worldwide primarily through distributors supported by a small direct sales force. The Company is engaged in research and development of additional point-of-care diagnostic products in the microbiology, cardiology and therapeutic drug monitoring fields.

         Funding for operations was provided primarily from equity financings from the Company's inception through launch of Triage DOA in 1992. Additional funding has come from corporate partners in the form of debt and equity financing, license fees and other corporate funding. The Company has a limited history of operations and first achieved profitability in fiscal 1994. All of the Company's sales to date have been due to sales of the Triage DOA product line.

         In February 1997, the Company completed its initial public offering of 2,760,000 shares of Common Stock (including an exercised underwriters' over-allotment option for 360,000 shares of Common Stock) at a price to the public of $12.00 per share, providing the Company with proceeds of approximately $30.8 million, after deducting underwriting discounts and commissions of approximately $2.3 million. At December 31, 1996, the Company had deferred offering expenses associated with this offering of approximately $474,000. Additionally, all outstanding shares of Preferred Stock were converted into 8,328,847 shares of Common Stock and an outstanding $1.0 million convertible debenture and related accrued interest was converted into 92,575 shares of Common Stock upon the completion of the initial public offering.

         Triage DOA is currently marketed pursuant to exclusive distribution agreements in the U.S. medical market by Fisher (which accounted for 81% of product sales in 1996) and in certain countries in Europe, Latin America, the Middle East, Asia and Africa by Merck. The Fisher distribution agreement has minimum quarterly sales milestones which, if the milestones are not met, allows the Company to terminate the agreement, obligates Fisher to pay Biosite a penalty and allows the Company to appoint a new distributor or to sell Triage DOA directly in the U.S. medical market. If the Company chooses to terminate the Fisher distribution agreement, the Company may appoint a new distributor or it may have to invest in additional sales and marketing resources including additional field sales personnel which could significantly increase future sales and marketing expenses and may adversely affect sales of Triage DOA.

         Since the launch of Triage DOA in fiscal 1992, the Company has experienced significant revenue growth primarily as a result of greater demand and more recently, the introduction of Triage Plus TCA Panel for Drugs of Abuse ("Triage DOA Plus TCA"); however, there can be no assurance that such revenue growth will continue in the future. In order to support increased levels of sales in the future and to augment its long-term competitive position, the Company anticipates that it will be required to make significant additional expenditures in manufacturing, research and development, sales and marketing and administration, both in absolute dollars and as a percentage of sales. In addition, the Company anticipates higher administrative expenses resulting from its obligations as a public reporting company.

         The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and patent conflicts. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if any, order cancellations or order rescheduling. Because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

         The Company currently manufactures and ships product shortly after receipt of orders and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate it will develop a material backlog in the future.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of net sales:


                                                          YEAR ENDED DECEMBER 31,
                                                        1994        1995         1996
                                                    ----------- -----------  --------
             Net sales.............................      100%        100%         100%
             Cost of sales.........................       27          22           21
                                                        ----        ----         ----
             Gross profit..........................       73          78           79
             Operating expenses:
             Research and development..............       24          26           33
             Selling, general and
               administrative......................       37          29           31
             Settlement of patent matters..........        2           5            8
                                                        ----        ----         ----
             Total operating expenses..............       63          60           72
             Income  from operations...............       10          18            7
             Other income, net.....................        4           7            7
                                                        ----        ----         ----
             Income before benefit
               (provision) for income taxes........       14          25           14
             Benefit (provision) for income taxes..       --           7           (1)
                                                        ----        ----         -----
             Net income .....................             14%         32%          13%
                                                        ====        ====         ====



Years ended December 31, 1996 and 1995

         Revenues. Revenues increased 12% to $28.2 million in 1996 from $25.1 million in 1995. The increase is primarily attributable to the Company's expansion of the Triage DOA product line to include the higher-priced Triage DOA Plus TCA product, which was launched in February 1995. Sales of Triage DOA Plus TCA increased 43% to $13.7 million in 1996 from $9.6 million in 1995. As a result of the market acceptance of Triage DOA Plus TCA, a shift from other Triage DOA products occurred as customers converted their orders to the Triage DOA Plus TCA product.

         Gross profit. Gross profit increased 14% to $22.2 million in 1996 as a result of increased sales for Triage DOA product line. Gross margins increased to 79% for 1996 from 78% for 1995. The increase in gross margins resulted from continued improvements in the Company's manufacturing efficiency.

         Research and Development Expenses. Research and development expenses increased 41% to $9.3 million in 1996 from $6.6 million in 1995. This increase resulted from the expansion of the Company's research and development and manufacturing scale-up efforts on its microbiology, cardiac, and therapeutic drug monitoring assays under development. In December 1996, the Company recorded a charge to research and development of $600,000 for payments under two separate license agreements for in-process technology. The Company expects its research and development expenses to increase significantly in 1997, reflecting increased expenditures primarily related to hiring additional personnel.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 21% to $8.6 million in 1996 from $7.1 million in 1995. This increase was a result of the cost of expanding the Company's direct sales force and in-house marketing and administrative functions to support the Company's expanded operations. The Company expects selling, general and administrative costs to increase significantly as the Company expands its level of operations and in anticipation of potential changes in its operations resulting from, among other things, the potential introduction of new products and the Company's obligations as a public reporting entity.

         Settlement of Patent Matters. In September 1996, the Company reached a settlement with Abbott Laboratories, with respect to all claims set forth in a lawsuit filed by Abbott Laboratories in May 1994. The lawsuit alleged that Triage DOA infringed a patent licensed to Abbott Laboratories. The company vigorously defended the lawsuit. However, to avoid protracted litigation, the Company settled the patent matter in September 1996, paid $2.0 million as a settlement of the litigation and, for an additional $3.5 million and the agreement to pay certain royalties, obtained a license to certain technology. Future amortization of the license fee will be charged to cost of sales over the life of the license. The $2.0 million litigation settlement payment, as well as the amortization related to prior fiscal years and related legal defense costs were charged to settlement of patent matters in 1996.

         Other Income. Contract revenues from a related party increased $541,000 in 1996 to $1.1 million from $561,000 in 1995. This increase was primarily due to higher expenditures related to the Triage Cardiac development program with Merck which resulted in higher revenues to the Company. Contract revenues from an unrelated party decreased $300,000 in 1996. The decrease was attributable to the timing of the achievement of milestones under the Company's development agreement with KDK.

         Benefit (Provision) for Income Taxes. The Company's provision for income taxes increased to $261,000 in 1996 from a benefit for income taxes of $1.7 million in 1995. The increase in the provision for income taxes resulted primarily from the smaller decrease in the valuation allowance for deferred tax assets in 1996 as compared to 1995. The Company decreased the valuation allowance for deferred tax assets by $1.1 million and $3.9 million in 1996 and 1995, respectively, as the realization of such assets became probable. As of December 31, 1996, the Company had federal and California research and development credit carryforwards of approximately $774,000 and $20,000 respectively. The federal and California research and development credit carryforwards will begin expiring in 2003 unless previously utilized. In 1996, the Company utilized all remaining net operating loss carryforwards of approximately $3.1 million to offset taxable income as compared to $11.6 million in 1995. The Company's ability to utilize its tax credit carryforwards in future years will be subject to an annual limitation pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carryforwards.


Years ended December 31, 1995 and 1994

         Revenues. Revenues increased 54% to $25.1 million for the year ended December 31, 1995 from $16.3 million in 1994. This increase is primarily attributable to the Company's continued acceptance and the introduction of Triage DOA Plus TCA, which was launched in February 1995. Sales of Triage DOA Plus TCA totaled approximately $9.6 million in 1995.

         Gross Profit. Gross profit increased $7.6 million to $19.5 million for the year ended December 31, 1995 primarily as a result of the introduction of the higher priced Triage DOA Plus TCA. Gross margin increased to 78% for the year ended December 31, 1995 from 73% in 1994. The Company increased its manufacturing efficiency during 1995 resulting in a reduction of per unit cost of sales. This reduction was partially offset by an increase in cost of sales of $405,000 in license amortization for 1995 relating to the technology license agreement signed in March 1996.

         Research and Development Expenses. Research and development expenses increased 71% to $6.6 million for the year ended December 31, 1995 from $3.8 million in 1994. This increase resulted from the expansion of the Company's research and development and manufacturing scale-up efforts on the microbiology, cardiac and therapeutic drug monitoring assays.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20% to $7.1 million for the year ended December 31, 1995 from $6.0 million in 1994. During the year ended December 31, 1995, the Company expanded its direct sales force and its in-house marketing and administrative functions to support the Company's higher level of operations as compared to 1994.

         Settlement of Patent Matters. Settlement of patent matters expenses increased primarily due to increased legal defense costs related to the patent litigation described above. Additionally, in December 1995, the Company accrued a one-time payment of $2.2 million for a worldwide license to technology related to the Triage Panel products. Amortization of this license payment related to fiscal years prior to 1995 of $440,000 was charged to settlement of patent matters in 1995.

         Other Income. Contract revenues from related parties increased $217,000 as a result of progress in the development of Triage Cardiac. Contract revenues from unrelated parties increased by $300,000 for the year ended December 31, 1995 from 1994. The increase was attributable to the timing of the achievement of milestones under the Company's development agreement with KDK which was signed in February 1995. Interest income increased $360,000 as a result of income received on increased cash balances in 1995.

         Benefit (Provision) for Income Taxes. The Company's benefit for income taxes increased to $1.7 million for the year ended December 31, 1995 from a provision for income taxes of $63,000 in 1994. The increase in the benefit for income taxes resulted primarily from a reduction in the valuation allowance for deferred tax assets in 1995 of $3.9 million. The Company utilized $11.6 million in net operating loss carryforwards in fiscal 1995. As of December 31, 1995, the Company had net operating loss carryforwards of approximately $3.1 million for federal income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through private placements of equity securities, revenues from operations, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its inception, the Company has raised over $21.7 million in net cash proceeds from the private placement of equity securities and $1.0 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $30.8 million in cash proceeds from its initial public offering of Common Stock.

         During the year ended December 31, 1996, the Company generated $2.4 million in cash from operating activities. Cash generated from net sales was reduced primarily by the payment of $2.2 million for a license right accrued as of December 31, 1995 and the payment of $2.0 million to settle patent litigation with Abbott Laboratories. Cash generated from operating activities was offset by cash used in investing activities, primarily the acquisition of license rights from Abbott Laboratories for $3.5 million. Additionally, other significant business activities affecting cash included the generation of $3.4 million in cash as a result of maturing marketable securities which were not reinvested, the expenditure of $2.0 million for capital equipment and leasehold improvements, the receipt of $1.6 million in proceeds from equipment financing and payments under equipment financing agreements of $1.2 million.

         During 1995 and 1994, the Company generated $7.9 million and $1.9 million of cash from operating activities, respectively. In 1995, the Company used $8.5 million in cash for investing activities, which primarily consisted of increased investment in marketable securities of $6.2 million and the purchase of capital equipment for $2.7 million. Additionally, the Company generated $2.5 million in cash from financing activities which consisted primarily of proceeds from the issuance of a $1.0 million convertible debenture and proceeds of capital equipment financing of $2.3 million.

         The Company's primary short-term needs for capital, which are subject to change, are for expansion of its manufacturing capacity to adequately deliver new products, expansion of its direct sales force and marketing programs related to new products and the continued advancement of research and development efforts. The Company currently plans to expend approximately $4.0 million for the expansion and development of its manufacturing capabilities in connection with the anticipated launch of the Company's products currently under development. The Company utilizes credit arrangements with financing companies and leasing companies for financing the purchase of capital equipment. As of December 31, 1996, the Company had a $2.5 million equipment financing arrangement with a financial institution, of which approximately $2.2 million was available for future borrowing. The line of credit expires on December 31, 1997. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

         The Company expects its capital requirements to increase over the next several years as it expands its research and development efforts, sales and administration infrastructure, manufacturing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.


         The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to the Index on Page F-l of the Financial Report included herein.


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company, their positions with the Company and ages as of December 31, 1996 are as follows:

                          NAME                   AGE                         POSITION
                --------------------------       ---     ----------------------------------------------
                Kim D. Blickenstaff.....          44     President, Chief Executive Officer, Treasurer,
                                                         Secretary and Director
                Gunars E. Valkirs, Ph.D.          44     Vice President, Research and Development,
                                                         Chief Technical Officer and Director
                Thomas M. Watlington....          41     Senior Vice President
                Charles W. Patrick......          42     Vice President, Sales and Marketing
                Christopher J. Twomey...          37     Vice President, Finance and Chief Financial
                                                         Officer
                S. Nicholas Stiso, Ph.D.          52     Vice President, Operations
                Kenneth F. Buechler, Ph.          43     Vice President, Research
                Timothy J. Wollaeger(1)(2)        53     Chairman of the Board
                Thomas H. Adams, Ph.D...          53     Director
                Frederick J. Dotzler(1)(2)        51     Director
                Howard E. Greene, Jr....          54     Director
                Stephen K. Reidy........          46     Director
                Jesse I. Treu, Ph.D.....          49     Director

---------------
(1)      Member of Compensation Committee.

(2)      Member of Audit Committee.


         KIM D. BLICKENSTAFF, a founder of the Company, has been a director and the Company's President, Chief Executive Officer, Treasurer and Secretary since April 1988. He previously held various positions in finance, operations, research management, sales management, strategic planning, and marketing with Baxter Travenol, National Health Laboratories, and Hybritech Incorporated ("Hybritech"). Mr. Blickenstaff holds an M.B.A. from the Graduate School of Business, Loyola University, Chicago.

         GUNARS E. VALKIRS, PH.D., a founder of Biosite and a co-inventor of certain of its proprietary technology has been a director since April 1988 and Vice President, Research and Development and Chief Technical Officer since 1988. Prior to forming Biosite, he was a Scientific Investigator with the Diagnostics Research & Development Group at Hybritech, where he was the primary inventor of Hybritech's patented ICON technology. Dr. Valkirs holds a Ph.D. in Physics from the University of California at San Diego.

         THOMAS M. WATLINGTON joined the Company as Senior Vice President in December 1996. He was formerly Vice President, Marketing for the Diabetes Care Division for Boehringer Mannheim. From 1982 to December 1996, Mr. Watlington held various positions in marketing, strategic analysis and product development with Boehringer Mannheim. Mr. Watlington holds a B.S. degree from the University of Maryland.

         CHARLES W. PATRICK joined the Company in August 1990 as Vice President, Sales and Marketing. From 1978 to August 1990, Mr. Patrick held various positions in sales, sales management and product and marketing management with Abbott. From 1987 to August 1990, he was Group Marketing Manager for the Abused Drug

Business Unit of Abbott where he managed the worldwide product launch of Abbott's TDx and ADx bench top testing systems. Mr. Patrick holds a B.A. from the University of Central Florida.

         CHRISTOPHER J. TWOMEY joined the Company as Director of Finance in March 1990 and was promoted to Vice President of Finance and Chief Financial Officer in 1993. From 1981 to March 1990, Mr. Twomey was employed at Ernst & Young LLP, where from October 1985 to March 1990, he served as Audit Manager. Mr. Twomey holds a B.A. in Business Economics from the University of California at Santa Barbara.

         S. NICHOLAS STISO, PH.D. joined the Company as Vice President, Operations in November 1989. Prior to joining Biosite, he was with Syntex Medical Diagnostics, a division of SYVA Co., where from April 1980 to April 1989, he was Manufacturing Director for the AccuLevel line of quantitative, non-instrumented, therapeutic drug assays. Dr. Stiso holds a Ph.D. in Physical Chemistry from Michigan State University in East Lansing, Michigan.

         KENNETH F. BUECHLER, PH.D., a founder of Biosite and a co-inventor of certain of Biosite's proprietary technology, has been Vice President, Research since January 1994. From April 1988 to January 1994, he was Director of Chemistry. Prior to forming Biosite, he was a Senior Scientist in the Diagnostics Research and Development Group at Hybritech. Dr. Buechler holds a Ph.D. in Biochemistry from Indiana University.

         TIMOTHY J. WOLLAEGER has served as Chairman of the Board of Directors since the Company's inception. He is the general partner of Kingsbury Associates, L.P., a venture capital firm he founded in December 1993. From May 1990 until December 1993, he was Senior Vice President and a director of Columbia Hospital Corporation (now Columbia/HCA Healthcare Corporation). From October 1986 until July 1993, he was a general partner of the general partner of Biovest Partners, A California Limited Partnership ("Biovest"), a seed venture capital firm. From 1983 to 1986, Mr. Wollaeger served as Senior Vice President and Chief Financial Officer of Hybritech. He is a director of Amylin Pharmaceuticals, Inc. ("Amylin") and Phamis, Inc., and a founder and director of several privately held medical products companies. He received an M.B.A. from Stanford University.

         THOMAS H. ADAMS, PH.D. joined the Board of Directors in September 1988. Dr. Adams was a founder of Genta Incorporated, a biotechnology company, and has been Chairman of the Board and Chief Executive Officer of Genta since February 1989. He previously served as Chairman of the Board and Chief Executive Officer of Gen-Probe Incorporated ("Gen-Probe"), which he co-founded in 1984. Prior to joining Gen-Probe, he held the positions of Senior Vice President of Research & Development and Chief Technical Officer at Hybritech. He had previously held senior scientific management positions with Technicon Instruments Corp., the Hyland Laboratories Division of Baxter Travenol, and DuPont. Dr. Adams is a director of Genta Incorporated, Life Technologies, Inc., La Jolla Pharmaceutical Company and two private biotechnology companies. He received his Ph.D. in Biochemistry from the University of California at Riverside.

         FREDERICK J. DOTZLER joined the Board of Directors in July 1989. Mr. Dotzler is General Partner of Medicus Venture Partners, a venture capital firm he founded in 1989. Prior to founding Medicus, Mr. Dotzler was a general partner of Crosspoint Venture Partners. Previously he held management positions with Millipore Corporation, G.D. Searle & Co., and IBM. He is a director of several privately held companies. Mr. Dotzler received a B.S. in Industrial Engineering from Iowa State University, an M.B.A. from the University of Chicago, and a degree in Economics from the University of Louvain, Belgium.

         HOWARD E. GREENE, JR. joined the Board of Directors in June 1989. Mr. Greene is a founder and Chairman of the Board of Amylin, a biotechnology company in late stage development of a drug candidate for diabetes, and he was Chief Executive Officer of Amylin from inception in September 1987 to July 1996. From October 1986 until July 1993, Mr. Greene was a general partner of the general partner of Biovest. From March 1979 to March 1986, he was Chief Executive Officer of Hybritech, and he was a co-inventor of Hybritech's monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979 and a consultant with McKinsey & Company from 1967 to 1974. He is Chairman of the Board of Cytel Corporation, a director of Allergan, Inc., Neurex Corporation and The International Biotechnology Trust plc, a foreign biotechnology investment company. Mr. Greene received an M.B.A. from Harvard University.

         STEPHEN K. REIDY joined the Board of Directors in July 1989. Since 1987, Mr. Reidy has been affiliated with Euclid Partners Corporation, a company engaged in venture capital investments in the health care and information technology industries. Mr. Reidy is a general partner of the General Partner of Euclid Partners III, L.P. and Euclid Partners IV, L.P. He is a director of Zynaxis, Inc., a drug delivery company, Chairman of the Board of a privately held neurological company and a director of a privately-held hospital software company. Mr. Reidy has an M.B.A. from Columbia University.

         JESSE I. TREU, PH.D. joined the Board of Directors in June 1990. He has been a general partner of Domain Associates, a venture capital firm specializing in life sciences, since 1986. Before joining Domain Associates in 1986, he was a principal of Channing, Weinberg and Company, Inc., and its venture capital spin-off CW Ventures, and was a director of Technicon Corporation responsible for marketing strategy and new product development in immunology and histopathology and previously held research and development, management and corporate staff positions at General Electric Company. Dr. Treu is a director of Geltex Pharmaceuticals, Inc., a developer of polymer based pharmaceuticals, and Lumisys, Inc., an electro-optical systems company. Dr. Treu received a Ph.D.
in Physics from Princeton University.

         The Company currently has authorized eight directors. There are no family relationships among any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), upon the Company becoming registered under the Exchange Act, the Company's directors, executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to identify in this Form 10-K those persons who failed to timely file these reports. The Company was not a reporting company in 1996 and no filings were required. However, the Company became registered under Section 12 of the Exchange Act at 5:27 P.M. on February 10, 1997 and the initial statements of beneficial ownership on Form 3 for all directors, executive officers and 10% stockholders were not filed until the morning of February 11, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth compensation paid or awarded by the Company during the fiscal years ended December 31, 1995 and 1996 to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer whose salary and bonus exceeded $100,000 during 1996.

                                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                                                        COMPENSATION
                                                                                                           AWARDS
                                                                   ANNUAL COMPENSATION                   SECURITIES
                                                    --------------------------------------------------
                                                                                          OTHER          UNDERLYING
    NAME AND PRINCIPAL POSITION             YEAR    SALARY ($)(1)     BONUS ($)    COMPENSATION ($)(2)     OPTIONS
---------------------------------           ----    -------------     ---------    -------------------   ----------
Kim D. Blickenstaff....................      1996      $189,242        $92,991           $   980            100,000(4)
  President and Chief Executive Officer      1995       169,633         78,462               900             40,000
Charles W. Patrick.....................      1996       157,409         29,086               540             50,000(4)
  Vice President, Sales and Marketing        1995       151,000         27,002            59,290(3)           5,000
Gunars E. Valkirs......................      1996       151,545         60,450               844             50,000(4)
  Vice President, Research and               1995       139,208         36,244               793             25,000
  Development
Kenneth F. Buechler....................      1996       140,466         60,450               768             50,000(4)
  Vice President, Research                   1995       125,823         36,244               709             25,000
S. Nicholas Stiso......................      1996       146,033         26,042             1,980             50,000(4)
  Vice President, Operations                 1995       134,554         27,002             1,787             20,000

----------


(1)      Includes amounts deferred by each individual under the Company's 401(k)
         Plan.

(2) Except where noted amounts represent payments on behalf of each individual for group term life insurance and separate term life insurance.

(3) Amount also includes forgiveness of a $36,000 relocation loan made in August 1990 which was forgiven in August 1995 and $22,776 related to income taxes associated with the forgiveness of the loan.

(4)      On September 6, 1996, one half of these options were cancelled.

         The following tables set forth certain information as of December 31, 1996 and for the fiscal year then ended with respect to stock options granted to and exercised by the individuals named in the Summary Compensation Table above.

                        OPTION GRANTS IN FISCAL YEAR 1996
                                INDIVIDUAL GRANTS


                                                                                POTENTIAL REALIZABLE
                                                                                        VALUE
                                                                                AT ASSUMED ANNUAL RATE
                                        PERCENTAGE OF                              OF STOCK PRICE
                                        TOTAL OPTIONS                               APPRECIATION
                                         GRANTED TO    EXERCISE OR               FOR OPTION TERM(5)
                              OPTIONS   EMPLOYEES IN   BASE PRICE EXPIRATION     ---------------------
          NAME              GRANTED (1)  FISCAL YEAR    ($/SH)(4)    DATE        5% ($)        10% ($)
-----------------------     -----------  -----------    ---------    -------    ----------    --------
Kim D. Blickenstaff....      50,000(2)       5.2219%       $8.25     5/17/06    $ 259,419     $ 657,419
                             50,000(3)       5.2219%       $5.50      9/6/06    $ 172,946     $ 438,279
Charles W. Patrick.....      25,000(2)       2.6110%       $8.25     5/17/06    $ 129,710     $ 328,709
                             25,000(3)       2.6110%       $5.50      9/6/06    $  86,473     $ 219,140
Gunars E. Valkirs......      25,000(2)       2.6110%       $8.25     5/17/06    $ 129,710     $ 328,709
                             25,000(3)       2.6110%       $5.50      9/6/06    $  86,473     $ 219,140
Kenneth F. Buechler....      25,000(2)       2.6110%       $8.25     5/17/06    $ 129,710     $ 328,709
                             25,000(3)       2.6110%       $5.50      9/6/06    $  86,473     $ 219,140
S. Nicholas Stiso......      25,000(2)       2.6110%       $8.25     5/17/06    $ 129,710     $ 328,709
                             25,000(3)       2.6110%       $5.50      9/6/06    $  86,473     $ 219,140

----------

(1) These options vest daily over a four-year period commencing on the date of grant, except that no options are exercisable for the first six months after the date of grant. The number of shares which have vested under an option grant is determined by ascertaining the number of days subsequent to the date of the option grant, multiplying that number of days by the number of shares subject to the option grant, and in turn multiplying that product by 0.000684931 (one divided by the product of 365 days and four years).

(2) These options were granted on May 17, 1996 and would have become exercisable commencing November 17, 1996, but they were cancelled on September 6, 1996 prior to becoming exercisable.

(3) These options were granted on September 6, 1996, vest daily through September 6, 2000 and vested options are exercisable from March 6, 1997 to September 6, 2006.

(4) The exercise price of each option was equal to 100% of the fair market value of the Common Stock on the date of grant, as determined by the Compensation Committee of the Board of Directors.

(5) The potential realizable value of each grant of options has been calculated, pursuant to the regulations promulgated by the Securities and Exchange Commission, assuming that the market price of the Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates of 5% and 10%, respectively. These values do not represent the Company's estimate or projection of future Common Stock value. There can be no assurance that any of the value reflected in the table will be achieved.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                     AND OPTION VALUES AT END OF FISCAL 1996

                                                                     NUMBER OF         VALUE OF
                                                                    SECURITIES        UNEXERCISED
                                                                    UNDERLYING       IN-THE-MONEY
                                                                    UNEXERCISED       OPTIONS AT
                                                                    OPTIONS AT          FISCAL
                                                                 FISCAL YEAR-END(#)    YEAR-END($)
                                                                 -----------------   -------------
                                   SHARES ACQUIRED     VALUE       EXERCISABLE/      EXERCISABLE/
                     NAME          ON EXERCISE(#)   REALIZED($)    UNEXERCISABLE     UNEXERCISABLE
             -------------------   ---------------  ----------   ------------------  --------------

             Kim D. Blickenstaff        20,000       $59,000       60,716/72,484     $298,906/$128,694
             Charles W. Patrick.           --            --        44,589/27,811     259,862/  34,839
             Gunars E. Valkirs..        10,000        29,500       54,147/39,053     275,915/  74,186
             Kenneth F. Buechler         2,000        12,400       62,680/44,520     317,713/  98,787
             S. Nicholas Stiso..           --            --        14,320/36,242      61,244/  64,347

----------

(1) Calculated on the basis of the fair market value of the underlying securities at December 31, 1996, the fiscal year-end, minus the exercise price.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Compensation Committee during 1995 were Mr. Dotzler and Mr. Wollaeger. There were no interlocks or other relationships among the Company's executive officers and directors that are required to be disclosed under applicable executive compensation disclosure regulations.


COMPENSATION OF DIRECTORS

         Outside Directors of the Company receive $1,000 for each board meeting attended. Directors are also reimbursed for their expenses for each meeting attended. Directors are eligible to participate in the 1996 Stock Plan, although as of December 31, 1996, no options had been granted to non-employee directors. In February 1997, the Board of Directors approved an annual grant to each non-employee director of 2,500 non-qualified stock options under the 1996 Stock Plan. These options vest daily over a four-year period commencing on the date of grant, and vested options are exercisable commencing on the date of grant.


PENSION AND LONG-TERM INCENTIVE PLANS

         The Company has no pension or long-term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1997, by: (i) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's officers named under "Management -- Summary Compensation Table," and
(iv) all directors and executive officers of the Company as a group.

                                                                SHARES             PERCENT
                             NAME AND ADDRESS                BENEFICIALLY       BENEFICIALLY
                            OF BENEFICIAL OWNER                  OWNED            OWNED(1)
               -------------------------------------------   ------------       -------------
               Medicus Venture Partners(2)(4)..............    1,662,663              13.1%
                 2180 Sand Hill Road
                 Suite 400
                 Menlo Park, CA 94025
               Kleiner, Perkins, Caufield & Byers V(3).....    1,485,476              11.7
                 2750 Sand Hill Road
                 Menlo Park, CA 94025
               Merck KGaA..................................    1,187,667               9.3
                 Frankfurter Strasse 250
                 D-6100 Darmstadt 1
                 Federal Republic of Germany
               Euclid Partners III, L.P....................    1,005,869               7.9
                 50 Rockefeller Plaza
                 New York, NY 10020
               Kingsbury Capital Partners, L.P.............      635,417               5.0
                 3655 Nobel Drive, Suite 490
                 San Diego, CA 92122
               Frederick J. Dotzler(2)(4)..................    1,662,663              13.1
               Stephen K. Reidy(4)(5)......................    1,013,523               8.0
               Timothy J. Wollaeger(4)(6)..................      707,119               5.6
               Jesse I. Treu, Ph.D.(4)(7)..................      329,271               2.6
               Howard E. Greene, Jr.(4)(8).................      298,031               2.3
               Thomas H. Adams, Ph.D(4)....................       53,937               *
               Gunars E. Valkirs(4)(9).....................      296,066               2.3
               Kim D. Blickenstaff(4)......................      298,738               2.3
               Kenneth F. Buechler(4)......................      285,259               2.2
               S. Nicholas Stiso(4)........................       86,835               *
               Charles W. Patrick(4).......................       76,379               *
               Thomas M. Watlington(4).....................          --                *
               All directors and executive officers as a
               group (13 persons)(4)(10)...................    5,165,728              39.6%

----------

*        Less than 1%.

(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Includes (i) 704,225 shares held by Medicus Venture Partners 1989, (ii) 520,833 shares held by Medicus Venture Partners 1990, (iii) 333,334 shares held by Medicus Venture Partners 1991, (iv) 104,167 shares held by Medicus Venture Partners 1992 and (v) 104 shares which may be acquired pursuant to the exercise of options within 60 days of February 28, 1997 by Medicus Venture Partners 1997 (collectively, the "Medicus Entities"). A limited partnership affiliated with The Hillman Company and a limited partnership with general partners Frederick J. Dotzler and John Reher are each general partners of each of the Medicus Entities, and therefore may be deemed to be the beneficial owner of these shares because they share the power to vote and dispose of these shares. The Hillman Company is controlled by Henry L. Hillman, Elsie Hilliard Hillman and C.G. Grefenstette, trustees (the "HLH Trustees") of the Henry L. Hillman Trust U/A dated November 18, 1985 (the "HLH Trust"), which three trustees share the power to vote and dispose of shares representing a majority of the voting shares of The Hillman Company. Does not include 50,409 shares held directly by the HLH Trust or 134,423 shares held directly by Wilmington Interstate Corporation, an indirect, wholly-owned subsidiary of The Hillman Company. Also does not include an aggregate of 20,164 shares held by four irrevocable trusts for the benefit of members of the Hillman family (the "Family Trusts"), as to which shares the HLH Trustees (other than Mr. Grefenstette) disclaim beneficial ownership. C.G. Grefenstette and Thomas G. Bigley are trustees of the Family Trusts and share voting and dispositive power over the assets of the Family Trusts.

(3)      Includes 56,044 shares held by KPCB Zaibatsu Fund I.

(4) Includes shares which may be acquired pursuant to the exercise of options within 60 days of February 28, 1997 as follows: Medicus Venture Partners 1997, 104, Mr. Reidy, 104, Mr. Wollaeger, 104, 104, Dr. Treu, 104, Mr. Greene, Dr. Adams, 104, Dr. Valkirs, 60,232, Mr. Blickenstaff, 72,071, Dr. Buechler, 70,425, Dr. Stiso, 19,997, Mr. Patrick, 49,045,
         Mr. Watlington, none and all directors and executive officers as a group (13 persons), 299,726.

(5) Includes 1,005,869 shares held by Euclid Partners III, L.P. Mr. Reidy is a general partner of the general partner of Euclid Partners III, L.P., and as such, may be deemed to share voting and investment power with respect to such shares. Mr. Reidy disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such partnership.

(6) Includes 635,417 shares held by Kingsbury Capital Partners I, L.P. Mr. Wollaeger is a general partner of the general partner of Kingsbury Capital Partners I, L.P., and as such, may be deemed to share voting and investment power with respect to the shares held by the partnership. Mr. Wollaeger disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest in such partnership. Includes 6,722 shares held in a trust for the benefit of Mr. Wollaeger's family as to which Mr. Wollaeger has shared voting and investment power.

(7) Includes 329,167 shares held by Domain Partners, L.P. Dr. Treu is a general partner of the general partner of Domain Partners, L.P., and as such, may be deemed to share voting and investment power with respect to such shares. Dr. Treu disclaims beneficial ownership except to the extent of his pecuniary interest in such partnership. Excludes 429,167 shares beneficially held by Biotechnology Investments Ltd. ("BIL"). Dr. Treu is a general partner of Domain Associates, the United States venture capital advisor to BIL pursuant to a contractual arrangement. Domain Associates has no voting or investment power over BIL. Dr. Treu disclaims beneficial ownership of the shares held by BIL.

(8) Includes 297,927 shares held in a trust for the benefit of Mr. Greene's family as to which Mr. Greene has shared voting and investment power.

 (9)     Includes 235,834 shares held of record by the Valkirs Family Trust.

(10) Includes shares held by entities referenced in footnotes 2, 5, 6, 7, 8 and 9 which are affiliated with certain directors, except for shares excluded in footnote 7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1994, the Company entered into two agreements with Merck, a collaborative development agreement and a supply and distribution agreement, in connection with the Company's development of Triage Cardiac. Merck beneficially owns more than 5% of the Company's Common Stock and distributes the Triage DOA in certain counties in Europe, Latin America, the Middle East, Asia and Africa. See "Business -- Strategic and Distribution Arrangements" and Note 1 and 3 of Notes to Financial Statements.

         The Company believes that the foregoing transaction was in its best interests. As a matter of policy this transaction was, and all future transactions between the Company and its officers, directors or principal shareholders will be, approved by a majority of the independent and disinterested members of the Board of Directors, on terms no less favorable to the Company than could be obtained from unaffiliated third parties and in connection with bona fide business purposes of the Company.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K

(A)      (1)  FINANCIAL STATEMENTS

         The financial statements of the Company are included herein as required under Item 8 of this annual report on Form 10-K. See Index on page F-l.

         (2)  FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

         (3)  EXHIBITS

         The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.


  EXHIBIT
   NUMBER                           DESCRIPTION OF DOCUMENT
---------                           -----------------------

    3.(i)3                          Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on February 18, 1997.

    3.(ii)2*                        Amended and Restated Bylaws of the Company.

      4.1*                          Form of Common Stock Certificate.

  10.1*(A)                          Amended and Restated 1989 Stock Plan of Biosite Diagnostics Incorporated.

  10.2*(A)                          1996 Stock Incentive Plan of Biosite Diagnostics Incorporated ("1996 Stock
                                    Plan").

  10.3*(A)                          Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

  10.4*(A)                          Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.

  10.5*                             Biosite Diagnostics Incorporated Employee Stock Purchase Plan.

  10.6*(A)                          Form of Indemnity Agreement between the Registrant and its officers and directors.

  10.7*                             Sublease Agreement between the Registrant and General Atomics, dated
                                    February 17, 1992, as amended on August 10, 1992, January 21, 1993, October
                                    29, 1993, March 1, 1995 and October 1, 1996.

  10.8*(+)                          Antibody License Agreement between the Registrant and Sandoz Pharma Ltd.
                                    (currently known as Novartis Pharma Inc.), dated September 22, 1995, as amended on July 26, 1996.

  10.9*(+)                          Easy Assay License Agreement between the Registrant and Sandoz Pharma Ltd.
                                    (currently known as Novartis Pharma Inc.), dated September 22, 1995.

 10.10*(+)                          Distribution Agreement between the Registrant and Curtin Matheson
                                    Scientific, Inc. (currently known as the Fisher Healthcare division of the
                                    Fisher Scientific Company), dated November 11, 1991, as amended on March 7,
                                    1994, March 12, 1996 and August 9, 1996.

 10.11*(+)                          Development, Supply and Distribution Agreement between the Registrant and
                                    Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.

 10.12*(+)                          Development and Supply Agreement between the Registrant and LRE Relais + Elektronik GmbH --
                                    Medical Technology, dated September 23, 1994.

 10.13*(+)                          Distributorship Agreement between the Registrant and E. Merck KGaA, dated
                                    July 27, 1992, as amended on November 10, 1993, January 13, 1994 and
                                    December 11, 1995.

 10.14*(+)                          Collaborative Development Agreement between the Registrant and E. Merck
                                    KGaA, dated as of June 28, 1994.

 10.15*(+)                          Supply and Distribution Agreement between the Registrant and E. Merck KGaA, dated as of June 28, 1994.

 10.16*(+)                          Research and Development Agreement between the Registrant and Ixsys, Inc., dated July 1, 1992.

 10.17*                             Stock Purchase Agreement dated as of October 30, 1991 between the Registrant and certain purchasers of Series D Preferred Stock.

 10.18*                             Stock Purchase Agreement dated as of November 25, 1992 between the
                                    Registrant and E. Merck KGaA concerning Series E Preferred Stock.

 10.19*                             Debenture Purchase Agreement between the Registrant and Sandoz Pharma Ltd.
                                    (currently known as Novartis Pharma Inc.), dated as of September 22,  1995.

 10.20*(+)                          Settlement and License Agreement & Agreement of Dismissal with Prejudice, dated as of September 6, 1996, by and between the Registrant and Abbott
                                    Laboratories.

 10.21*                             Lease Agreement between the Registrant and TCEP II Properties Limited
                                    Partnership dated July 26, 1996.

 10.22*                             Lease Agreement between the Registrant and Sorrento West Limited dated
                                    September 21, 1994.

 11.1                               Statement of computation of earnings per share.

 23.1                               Consent of Ernst & Young LLP, independent auditors.

 27.1                               Financial Data Schedule.

----------

* Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 333-17657.


(A)      Indicates management contract or compensatory plan or arrangement.


(+) Confidential treatment has been granted for certain portions of these exhibits.



(B)  REPORTS ON FORM 8-K



The Company was not subject to the reporting requirements of Section 13 of the Exchange Act and consequently did not file any reports during the last quarter covered by this report.

                        BIOSITE DIAGNOSTICS INCORPORATED

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



BIOSITE DIAGNOSTICS INCORPORATED



      /s/ Kim D. Blickenstaff                             Date:  March 24, 1997
--------------------------------------------
          Kim D. Blickenstaff
  President and Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name                                       Title                                       Date
----                                       -----                                       ----


       /s/ Kim D. Blickenstaff
----------------------------------------   President, Chief Executive Officer          March 24, 1997
           Kim D. Blickenstaff             (Principal Executive Officer) and
                                           Director
      /s/ Christopher J. Twomey
----------------------------------------   Vice President and Chief Financial          March 24, 1997
          Christopher J. Twomey            Officer (Principal Financial Officer
                                           and Accounting Officer)

      /s/ Timothy J. Wollaeger             Chairman of the Board                       March 24, 1997
----------------------------------------
          Timothy J. Wollaeger

    /s/ Gunars E. Valkirs
----------------------------------------   Director                                    March 24, 1997
        Gunars E. Valkirs, Ph.D.

     /s/ Thomas H. Adams
----------------------------------------   Director                                    March 24, 1997
         Thomas H. Adams, Ph.D.

      /s/ Howard E. Greene
----------------------------------------   Director                                    March 24, 1997
          Howard E. Greene, Jr.

      /s/ Frederick J. Dotzler
----------------------------------------   Director                                    March 24, 1997
          Frederick J. Dotzler

        /s/ Stephen K. Reidy
----------------------------------------   Director                                    March 24, 1997
            Stephen K. Reidy

           /s/ Jesse Treu
----------------------------------------   Director                                    March 24, 1997
               Jesse Treu

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
 Report of Ernst & Young LLP, Independent Auditors...............................................         F-2
 Balance Sheets at December 31, 1995 and 1996....................................................         F-3
 Statements of Income for each of the three years in the period ended
     December 31, 1996...........................................................................         F-4
 Statements of Stockholders' Equity for each of the three years in the period ended
    December 31, 1996............................................................................         F-5
  Statements of Cash Flows for each of the three years in the period ended December 31,
    1996.........................................................................................         F-6
 Notes to Financial Statements...................................................................         F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Biosite Diagnostics Incorporated

    We have audited the accompanying balance sheets of Biosite Diagnostics Incorporated as of December 31, 1995 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosite Diagnostics Incorporated at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                       ERNST & YOUNG LLP



San Diego, California
February 18, 1997

                        BIOSITE DIAGNOSTICS INCORPORATED

                                 BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                        1995                1996
                                                                                     ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $  2,276,403        $  1,609,861
  Marketable securities, available-for-sale                                            11,702,607           8,305,663
  Accounts receivable                                                                   3,801,755           4,608,072
  Receivable from stockholder                                                             141,000             869,535
  Inventory                                                                             1,689,124           1,732,180
  Deferred income taxes                                                                 1,073,000           1,180,000
  Prepaid expenses and other current assets                                               413,917             684,298
                                                                                     ------------        ------------
        Total current assets                                                           21,097,806          18,989,609
Property, equipment and leasehold improvements,  net                                    3,599,969           4,140,163
Deferred income taxes                                                                     754,000             537,000
Patents and license rights, net                                                         1,759,809           4,292,277
Deposits and other assets                                                                 723,349           2,129,569
                                                                                     ------------        ------------
                                                                                     $ 27,934,933        $ 30,088,618
                                                                                     ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                   $    776,393        $    967,974
  Accrued salaries and other                                                              912,259           1,950,800
  Accrued contract payable                                                              1,053,052             751,544
  Accrued settlement of patent matters                                                  2,200,000                  --
  Deferred revenue from stockholder                                                       615,282                  --
  Current portion of long-term obligations                                              1,112,712           1,012,073
                                                                                     ------------        ------------
        Total current liabilities                                                       6,669,698           4,682,391
Long-term obligations                                                                   2,739,473           3,252,944
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.01 par value, 8,328,847 shares authorized;
  8,328,847 shares issued and outstanding, liquidation
  value, $21,662,030                                                                       83,288              83,288
Common stock, $.01 par value, 12,000,000 shares authorized;
  1,369,595, and 1,473,573 shares issued and outstanding at
  December 31, 1995 and 1996, respectively                                                 13,696              14,736
Additional paid-in capital                                                             21,570,516          22,094,711
Unrealized net gain (loss) on marketable securities, net of related tax effect of $11,058 and $(1,837) at December 31, 1995
  and 1996, respectively                                                                   16,588              (2,754)
Deferred compensation                                                                          --            (427,345)
Retained earnings (accumulated deficit)                                                (3,158,326)            390,647
                                                                                     ------------        ------------
        Total stockholders' equity                                                     18,525,762          22,153,283
                                                                                     ------------        ------------
                                                                                     $ 27,934,933        $ 30,088,618
                                                                                     ============        ============


See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                      1994               1995               1996
                                                   ------------        -----------       ------------

Net sales                                          $ 16,319,752        $25,146,540       $ 28,205,974
Cost of sales                                         4,415,344          5,648,786          5,982,673
                                                   ------------        -----------       ------------
Gross profit                                         11,904,408         19,497,754         22,223,301

Operating Expenses:
  Research and development                            3,835,649          6,553,454          9,268,460
  Sales and marketing                                 3,851,933          4,943,392          5,643,112
  General and administrative                          2,109,150          2,190,246          2,979,465
  Settlement of patent matters                          338,004          1,217,065          2,368,282
                                                   ------------        -----------       ------------
                                                     10,134,736         14,904,157         20,259,319
                                                   ------------        -----------       ------------
Operating income                                      1,769,672          4,593,597          1,963,982

Other income:
  Interest income                                       238,990            599,477            736,445
  Contract revenue-related party                        343,678            561,048          1,101,649
  Contract revenue                                           --            300,000                 --
  Licensing and other income                             66,207            187,208              7,897
                                                   ------------        -----------       ------------
                                                        648,875          1,647,733          1,845,991
Income before benefit (provision) for income
   taxes                                              2,418,547          6,241,330          3,809,973
Benefit (provision) for income taxes                    (63,000)         1,667,000           (261,000)
                                                   ------------        -----------       ------------
Net income                                         $  2,355,547        $ 7,908,330       $  3,548,973
                                                   ============        ===========       ============
Net income per share                               $        .22        $       .74       $        .33
                                                   ============        ===========       ============
Shares used in calculating per share amounts
                                                     10,553,000         10,766,000         10,896,000
                                                   ============        ===========       ============


See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                                        ADDITIONAL
                                             PREFERRED STOCK                 COMMON STOCK                 PAID-IN
                                           SHARES         AMOUNT         SHARES          AMOUNT           CAPITAL
                                         ----------       ------       ----------       ---------       -----------
Balance at December 31, 1993              8,328,847      $83,288        1,152,367         $11,524       $21,482,288
  Issuance of common stock                       --           --            1,699              17             1,512
  Net income                                     --           --               --              --                --
                                         ----------       ------       ----------       ---------       -----------

Balance at December 31, 1994              8,328,847       83,288        1,154,066          11,541        21,483,800
  Issuance of common stock                       --           --          215,529           2,155            86,716
  Change in unrealized net gain
    (loss) on marketable securities,
    net of income taxes of $11,058               --           --               --              --                --
  Net income                                     --           --               --              --                --
                                         ----------       ------       ----------       ---------       -----------

Balance at December 31, 1995              8,328,847       83,288        1,369,595          13,696        21,570,516
  Issuance of common stock                       --           --          103,978           1,040            85,185
  Change in unrealized net gain
    (loss) on marketable securities,
    net of income taxes of $(1,837)              --           --               --              --                --
  Deferred compensation related to
    issuance of stock options                    --           --               --              --           439,010
  Amortization of deferred
    compensation                                 --           --               --              --                --
  Net income                                     --           --               --              --                --
                                         ----------       ------       ----------       ---------       -----------

Balance at December 31, 1996              8,328,847      $83,288        1,473,573         $14,736       $22,094,711
                                         ==========       ======       ==========       =========       ===========


                                              UNREALIZED
                                               NET GAIN                             RETAINED
                                              (LOSS)  ON                            EARNINGS/            TOTAL
                                              MARKETABLE         DEFERRED         (ACCUMULATED        STOCKHOLDERS'
                                               SECURITIES      COMPENSATION          DEFICIT)            EQUITY
                                              -----------      ------------       ------------        ------------
Balance at December 31, 1993                  $        --        $      --        $(13,422,203)       $  8,154,897
  Issuance of common stock                             --               --                  --               1,529
  Net income                                           --               --           2,355,547           2,355,547
                                              -----------        ---------        ------------        ------------
Balance at December 31, 1994                           --               --         (11,066,656)         10,511,973
  Issuance of common stock                             --               --                  --              88,871
  Change in unrealized net gain
    (loss) on marketable securities,
    net of income taxes of $11,058                 16,588               --                  --              16,588
  Net income                                           --               --           7,908,330           7,908,330
                                              -----------        ---------        ------------        ------------
Balance at December 31, 1995                       16,588               --          (3,158,326)         18,525,762
  Issuance of common stock                             --               --                  --              86,225
  Change in unrealized net gain
    (loss) on marketable securities,
    net of income taxes of $(1,837)               (19,342)              --                  --             (19,342)
  Deferred compensation related to
    issuance of stock options                          --         (439,010)                 --                  --
  Amortization of deferred
    compensation                                       --           11,665                  --              11,665
  Net income                                           --               --           3,548,973           3,548,973
                                              -----------        ---------        ------------        ------------
Balance at December 31, 1996                  $    (2,754)       $(427,345)       $    390,647        $ 22,153,283
                                              ===========        =========        ============        ============


See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                            STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED DECEMBER 31,
                                                                     1994                1995                1996
                                                                  -----------        ------------        ------------
OPERATING ACTIVITIES
Net income                                                        $ 2,355,547        $  7,908,330        $  3,548,973
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                       544,332           1,787,386           2,417,816
  Amortization of deferred compensation                                    --                  --              11,665
  Deferred income taxes                                                    --          (1,827,000)            110,000
  Changes in operating assets and liabilities:
    Accounts receivable                                            (1,712,708)           (625,856)           (806,317)
    Receivable from stockholder                                      (412,000)            330,000            (728,535)
    Inventory                                                        (402,193)           (551,294)            (43,056)
    Prepaid expenses and other current assets                         147,309             (71,673)           (257,486)
    Accounts payable                                                   50,979             168,308             191,581
    Accrued liabilities                                               487,385             950,111          (1,462,967)
    Contract advance                                                  500,000            (500,000)                 --
    Deferred revenue from stockholder                                 316,330             298,952            (615,282)
                                                                  -----------        ------------        ------------
Net cash provided by operating activities                           1,874,981           7,867,264           2,366,392

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities         4,531,676           8,189,035          13,019,169
Purchase of marketable securities                                  (5,712,424)        (14,340,836)         (9,654,462)
Purchase of property, equipment and leasehold improvements         (1,063,418)         (2,682,315)         (1,967,143)
Patents, license rights, deposits and other assets                   (409,423)            321,782          (4,929,555)
                                                                  -----------        ------------        ------------
Net cash used in investing activities                              (2,653,589)         (8,512,334)         (3,531,991)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                           --           1,000,000                  --
Proceeds from issuance of equipment loans payable                     919,988           2,290,561           1,641,340
Principal payments under long-term obligations                       (536,769)           (850,392)         (1,228,508)
Proceeds from issuance of stock, net                                    1,529              88,871              86,225
                                                                  -----------        ------------        ------------
Net cash provided by financing activities                             384,748           2,529,040             499,057
                                                                  -----------        ------------        ------------
Increase (decrease) in cash and cash equivalents                     (393,860)          1,883,970            (666,542)
Cash and cash equivalents at beginning of year                        786,293             392,433           2,276,403
                                                                  -----------        ------------        ------------
Cash and cash equivalents at end of year                          $   392,433        $  2,276,403        $  1,609,861
                                                                  ===========        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $   172,512        $    208,623        $    280,245
                                                                  ===========        ============        ============
  Income taxes paid                                               $    38,800        $    171,243        $    103,350
                                                                  ===========        ============        ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Accrued liability for license rights acquired                   $        --        $  2,200,000        $         --
                                                                  ===========        ============        ============

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

         Biosite Diagnostics Incorporated (the "Company") was established in 1988. The Company has been primarily involved in the research, development, manufacturing and marketing of point-of-care assays. The Company's first product is Triage DOA, a urine test for the rapid detection of common drugs of abuse. The Company began commercial sales of Triage DOA in February 1992 and currently markets the product worldwide primarily through distributors supported by a small direct sales force. The principal markets of the Company are hospital laboratories and emergency departments. The Company is also engaged in research and development of several additional point-of-care diagnostic products in the microbiology, cardiology and therapeutic drug monitoring fields.

REVENUE RECOGNITION AND SIGNIFICANT CUSTOMERS

         The Company recognizes sales upon shipment. The Company's U.S. distributor accounted for 85%, 88% and 81% of the product sales in 1994, 1995 and 1996, respectively.

         The Company's agreement with its U.S. distributor contains sales milestones based on the U.S. distributor's sales performance that allows the Company, if the milestones are not met by the U.S. distributor, to terminate the agreement, collect a penalty payment, and appoint a new distributor or sell the product directly in the U.S. medical market.

         Export sales to international customers amounted to $1,457,000, $1,944,000 and $2,846,000 in 1994, 1995 and 1996, respectively. Sales to a stockholder amounted to approximately $1,242,000, $1,345,000 and $2,096,000 in 1994, 1995 and 1996, respectively. Accounts receivable from a stockholder were approximately $141,000 and $383,000 at December 31, 1995 and 1996, respectively.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and highly liquid debt investments with maturities of 90 days or less when purchased.

MARKETABLE SECURITIES

         Effective January 1, 1994 the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

         Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1996, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

                        BIOSITE DIAGNOSTICS INCORPORATED

         The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

INVENTORY

         Inventories are carried at the lower of cost (first-in, first-out) or market.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements are stated at cost.

DEPRECIATION AND AMORTIZATION

         Depreciation of property and equipment is computed using the straight-line method over five years. Amortization of leased equipment is computed using the straight-line method over the estimated useful lives of the assets or the lease term. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

PATENTS AND LICENSE RIGHTS

         The Company has been issued patents covering its threshold immunoassay and other related technologies. Capitalized patent costs associated with issued patents are amortized over five to seventeen years. License rights related to products for sale are amortized to cost of sales over the life of the license, ranging from four to twelve years, using a systematic method based on the estimated revenues generated from products during such license period.

STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation was recorded.

CONCENTRATION OF CREDIT RISK

         The Company sells its products primarily to its U.S. distributor. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses have been minimal and within management's expectations.

         The Company invests its excess cash in debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically

                        BIOSITE DIAGNOSTICS INCORPORATED
reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any realized losses on its marketable securities.

ASSET IMPAIRMENT

         In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted the provisions of SFAS No. 121 effective January 1, 1996. There was no effect of such adoption on the Company's financial position or results of operations.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares are computed using the treasury stock method and consist of common stock which may be issuable upon exercise of outstanding common stock options, when dilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options, have been included in the calculation of the shares used in computing net income per share as if these shares were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the shares used in computing net income per share also includes the convertible preferred stock which converted into 8,328,847 shares of common stock and an outstanding $1.0 million convertible debenture and related accrued interest which converted into 92,575 common shares (based on the initial public offering price of $12.00 per share) upon the completion of the initial public offering, as if they were converted into common stock as of the original dates of issuance.

2. LICENSING AGREEMENTS

         The Company has entered into licensing agreements to utilize certain antibodies and/or technologies in exchange for up-front, annual milestone, or royalty payments or a combination thereof. Certain of the upfront and annual payments are creditable towards future royalties payable. Royalties may be payable at rates up to 8% of product sales derived from the licensed technologies.

         The Company purchased license rights for technologies utilized in products for sale of $2.2 million and $3.5 million during the years ended December 31, 1995 and 1996, respectively.

                        BIOSITE DIAGNOSTICS INCORPORATED

Accumulated amortization of license rights at December 31, 1995 and 1996 was $845,467 and $1,832,039, respectively.

3. COLLABORATIVE AGREEMENTS

         In June 1994, the Company entered into a collaborative development agreement and a distribution agreement with a preferred stockholder for the development and marketing of a new diagnostic product (the "European development and distribution agreement"). In exchange for distribution rights to the product in Europe, the stockholder has agreed to fund 40% of the Company's product development costs, subject to certain maximum limits, plus certain clinical trial costs. The total cost of the project is estimated to be approximately $10.0 million. The stockholder's obligation to fund its share of the development costs of the product is reduced by 40% of the consideration received from other parties for the development of the new product and marketing rights in Japan. The stockholder paid $660,000 in 1994 and paid an additional $660,000 in 1995. At December 31, 1996, the Company has a receivable from the stockholder of $487,000 under the agreement. Additionally, the stockholder will directly incur certain of the clinical trial costs. The Company recognizes revenue under this agreement on the percentage of completion basis as costs are incurred. For the years ended December 31, 1994, 1995 and 1996, the Company incurred $962,000, $2,453,000 and $2,554,000 respectively, in expenses under this agreement and recognized $344,000, $561,000 and $1,102,000 respectively, as contract revenue.

         In February 1995, the Company entered into a collaborative development and distribution agreement that included the Asian marketing rights to a new diagnostic product being developed. Under this agreement, the Company will receive up to $2,000,000 upon the completion of certain milestones. Recognition of revenue under this agreement will occur as the milestones are attained. As of December 31, 1996, the Company has received $500,000, of which $300,000 was recognized as contract revenue in 1995 and in accordance with the European development and distribution agreement, the remaining $200,000 was applied against the stockholder's obligation to fund its share of the development costs.

4. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1995:

                                                                                 GROSS            GROSS              ESTIMATED
                                                              AMORTIZED        UNREALIZED       UNREALIZED              FAIR
                                                                  COST           GAINS            LOSSES               VALUE
                                                             ----------        ----------       ----------           ---------
Cash and cash equivalents:
  Cash                                                       $   964,854       $     --        $         --        $   964,854
  Money market fund                                              915,359             --                  --            915,359
  Commercial paper                                               396,190             --                  --            396,190
                                                             -----------       --------        ------------        -----------
                                                               2,276,403             --                  --          2,276,403
Marketable securities:
  Commercial paper                                             1,662,383             --              (1,337)         1,661,046
  Corporate debt securities                                   10,012,578         52,109             (23,126)        10,041,561
                                                             -----------       --------        ------------        -----------
                                                              11,674,961         52,109             (24,463)        11,702,607
                                                             -----------       --------        ------------        -----------
Total cash, cash equivalents and marketable
securities                                                   $13,951,364       $ 52,109        $    (24,463)       $13,979,010
                                                             ===========       ========        ============        ===========

                        BIOSITE DIAGNOSTICS INCORPORATED

         The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1996:

                                                                                 GROSS            GROSS           ESTIMATED
                                                                 AMORTIZED    UNREALIZED        UNREALIZED          FAIR
                                                                   COST         GAINS             LOSSES            VALUE
                                                                   ----         -----             ------            -----
Cash and cash equivalents:
  Cash                                                       $  462,619       $    --        $        --        $  462,619
  Money market fund                                             647,272            --                 --           647,272
  Corporate debt securities                                     500,053            --                (83)          499,970
                                                             ----------       -------        -----------        ----------
                                                              1,609,944            --                (83)        1,609,861
Marketable securities:
  Certificate of deposit                                        899,264           736                 --           900,000
  Commercial paper                                              392,080            --             (1,240)          390,840
  Corporate debt securities                                   7,018,827           937             (4,941)        7,014,823
                                                             ----------       -------        -----------        ----------
                                                              8,310,171         1,673             (6,181)        8,305,663
                                                             ----------       -------        -----------        ----------
Total cash, cash equivalents and marketable securities
                                                             $9,920,115       $ 1,673        $    (6,264)       $9,915,524
                                                             ==========       =======        ===========        ==========


         The amortized cost and estimated fair value of available-for-sale securities at December 31, 1996, by contractual maturity, are as follows:

                                              AMORTIZED         ESTIMATED
                                                 COST           FAIR VALUE
                                                 ----           ----------
Marketable securities:
  Due in one year or less                    $7,786,846       $7,783,136
  Due after one year through two years          523,325          522,527
                                             ----------       ----------
                                             $8,310,171       $8,305,663
                                             ==========       ==========

                        BIOSITE DIAGNOSTICS INCORPORATED

5. BALANCE SHEET INFORMATION

Inventories consist of the following:

                                                DECEMBER 31,
                                           1995             1996
                                       ----------       ----------
Raw materials                          $  645,097       $  441,719
Work in process                           965,925        1,125,608
Finished goods                             78,102          164,853
                                       ----------       ----------
                                       $1,689,124       $1,732,180
                                       ==========       ==========


Property, equipment and leasehold improvements consist of the following:

                                                                DECEMBER 31,
                                                         1995               1996
                                                     -----------        -----------
Machinery and equipment                              $ 5,666,978        $ 7,218,694
Furniture and fixtures                                   548,824            697,135
Leasehold improvements                                   652,335            919,451
                                                     -----------        -----------
                                                       6,868,137          8,835,280
Less accumulated depreciation and amortization        (3,268,168)        (4,695,117)
                                                     -----------        -----------
                                                     $ 3,599,969        $ 4,140,163
                                                     ===========        ===========



6. DEBT AND LEASE COMMITMENTS

Debt and capital lease obligations consist of the following:

                                                                   DECEMBER 31,
                                                             1995             1996
                                                          ----------       ----------
Convertible debenture, payable on September 29,
  2000, including interest at 8% per annum                $1,000,000       $1,000,000
Equipment financing notes, payable $122,585 monthly
  including interest at 8.1% to 11.1%, due February
  1997 to December 2001 secured by equipment               2,648,272        3,265,017
Capital lease obligations                                    203,913               --
                                                          ----------       ----------
                                                           3,852,185        4,265,017
Less current portion                                       1,112,712        1,012,073
                                                          ----------       ----------
                                                          $2,739,473       $3,252,944
                                                          ==========       ==========


         Concurrent with the closing of the Company's initial public offering ("IPO") in February 1997, the convertible debenture and related accrued interest was converted, at the initial public offering price of $12.00 per share, into 92,575 shares of common stock. At the sole option of the Company, the debenture was convertible into shares of common stock of the Company upon consummation of a public offering of common stock with aggregate proceeds in excess of $7,500,000 and at a price of not less than $9.00 per share. The debenture was convertible at the public offering price. Under a licensing agreement, the Company is obligated to issue up to a maximum of $1,000,000 of additional convertible debentures with five-year terms upon the attainment of certain milestones. The debentures are convertible, at the option of the Company, into shares of common stock at the initial public offering price.

                        BIOSITE DIAGNOSTICS INCORPORATED

         As of December 31, 1996, approximate future principal payments of the equipment financing notes are due as follows: 1997 - $1,012,000; 1998 - $796,000; 1999 - $695,000; 2000 - $558,000 and 2001 - $204,000.

         Interest charged to expense to arrive at operating income was approximately $173,000, $228,000, and $360,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

         The Company leases its office and research facilities and certain equipment under operating and capital leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases. The Company has options to renew certain of the facilities leases for a period of two years. Included in deposits and other assets in the accompanying balance sheets is approximately $367,000 and $204,000 of security deposits in conjunction with operating lease and equipment financing agreements at December 31, 1995 and 1996, respectively.

Approximate annual future minimum lease payments as of December 31, 1996 are as follows:

                                                                 OPERATING
        YEAR                                                       LEASES
        ----                                                       ------
        1997                                                     $   949,000
        1998                                                         105,000
                                                                 -----------
                  Total minimum lease payments                   $ 1,054,000
                                                                 ===========


         Rent expense for the years ended December 31, 1994, 1995 and 1996 was approximately $550,000, $734,000 and $876,000 respectively. Equipment under equipment financing notes and capital leases was approximately $4,407,000 and $4,559,000 at December 31, 1995, and 1996, respectively. Accumulated depreciation of equipment under equipment loans and capital leases at December 31, 1995 and 1996 was approximately $1,465,000 and $1,450,000, respectively.

7. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

    A summary of the convertible preferred stock issued and outstanding at December 31, 1996 is as follows:

                                             SHARES ISSUED AND                              PREFERENCE IN
                                                 OUTSTANDING             PAR VALUE           LIQUIDATION
                                                 -----------             ---------           -----------
      Series A                                      610,000             $    6,100         $      610,000
      Series B                                    2,156,336                 21,563              3,061,997
      Series C                                    2,204,167                 22,042              5,290,000
      Series D                                    1,900,010                 19,000              5,700,030
      Series E                                    1,458,334                 14,583              7,000,003
                                                 ----------             ----------        ---------------
                                                  8,328,847              $  83,288           $ 21,662,030
                                                 ==========              =========           ============

                       BIOSITE DIAGNOSTICS INCORPORATED

         Concurrent with the closing of the Company's IPO in February 1997, all of the outstanding shares of all series of preferred stock were converted into 8,328,847 shares of common stock. Prior to the closing of the Company's IPO, the Series A, Series B, Series C, Series D and Series E preferred stock was convertible on a one to one basis into a total of 8,328,847 shares of the Company's common stock, respectively, subject to certain antidilution adjustments. Additionally, outstanding preferred stock would automatically convert into common stock immediately upon the closing of an underwritten public offering of the common stock of the Company at an offering price of at least $9.00 per share and having an aggregate offering price to the public of at least $7.5 million. The holder of each share of preferred stock was entitled to one vote for each share of common stock into which it would convert. Annual dividends of $.08, $.1278, $.216, $.27 and $.432 per share of Series A, Series B, Series C, Series D and Series E preferred stock, respectively, are payable whenever funds are legally available when and as declared by the Board of Directors. No dividends were declared prior to the conversion of the preferred stock.

COMMON STOCK

1989 Stock Plan

         The Company has adopted a stock plan which provides for both the direct sale of common stock and for the grant of options to purchase common stock to employees, directors, consultants and advisors of the Company. A total of 1,692,000 shares have been reserved for issuance under the plan. As of December 31, 1996, 144,476 shares have been sold directly under the plan.

         The options are generally subject to four year vesting and expire ten years from the date of grant. At December 31, 1996, no shares were available for future issuance of common stock or grant of options to purchase common stock under the 1989 Stock Plan. As of December 31, 1996, no options have expired.

         During the period of May 17, 1996 to September 6, 1996, the Company granted options to purchase 331,950 shares of common stock at $8.25 to $9.00 per share which were repriced to $5.50 per share on September 6, 1996 by cancellation of the original options and issuance of replacement options.

1996 Stock Incentive Plan

         In December 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Stock Plan") effective as of December 1, 1996. The 1996 Stock Plan replaced the Company's 1989 Stock Plan. Although all future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. A pool of 900,000 shares plus 35,756 shares remaining under the 1989 Stock Plan on December 31, 1996 (subject to anti-dilution provisions) has been reserved for issuance under the 1996 Stock Plan. Any unpurchased shares of common stock pursuant to expired or terminated options under the 1989 Stock Plan become available for awards under the 1996 Stock Plan.

         The options are generally subject to four year vesting and expire ten years from the date of grant. At December 31, 1996, 826,306 shares were available for future issuance of common stock or grant of options to purchase common stock under the 1996 Stock Plan.

                        BIOSITE DIAGNOSTICS INCORPORATED

Information with respect to the Company's 1989 Stock Plan and 1996 Stock Plan option activity is as follows:

                                                    WEIGHTED
                                                     AVERAGE
                                                    EXERCISE
                                        SHARES        PRICE
                                        ------        -----
Balance at December 31, 1993           612,900        $0.60
  Granted at fair value                109,150        $2.00
  Exercised                             (1,699)       $0.90
  Cancelled                             (5,701)       $1.58
                                    ----------        -----
Balance at December 31, 1994           714,650        $0.81
  Granted at fair value                160,750        $2.43
  Granted at above fair value          140,000        $3.00
  Exercised                           (215,529)       $0.41
  Cancelled                            (11,616)       $1.47
                                    ----------        -----
Balance at December 31, 1995           788,255        $1.63
  Granted at fair value                957,500        $6.45
  Exercised                           (103,978)       $0.83
  Cancelled                           (361,597)       $7.88
                                    ----------        -----
Balance at December 31, 1996         1,280,180        $3.45
                                    ==========        =====



         Following is a further breakdown of the options outstanding under the 1989 Stock Plan and 1996 Stock Plan as of December 31, 1996:

                                         WEIGHTED AVERAGE                                           WEIGHTED AVERAGE
                                            REMAINING                                               EXERCISE PRICE OF
 RANGE OF EXERCISE         OPTIONS       CONTRACTUAL LIFE     WEIGHTED AVERAGE      OPTIONS             OPTIONS
       PRICE              OUTSTANDING         IN YEARS         EXERCISE PRICE      EXERCISABLE        EXERCISABLE
       -----              -----------         --------         --------------      -----------        -----------
$0.24 - $0.50                110,931            4.72              $0.34             110,931               $0.34
$1.00 - $2.00                362,409            6.99              $1.47             275,979               $1.33
$3.00 - $5.50                802,140            9.40              $4.76              93,755               $3.11
$6.50 - $8.25                  4,700            9.97              $6.59                  40               $8.25
=============              =========           =====              =====           =========               =====
$0.24 - $8.25              1,280,180            8.32              $3.45             480,705               $1.45
=============              =========           =====              =====           =========               =====


         Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for both 1995 and 1996: risk-free interest rates of 6%; volatility of 55%; dividend yields of 0%; and an expected life of the option of six years.

                        BIOSITE DIAGNOSTICS INCORPORATED

         For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   1995                  1996
                                              ---------------       ---------------
Adjusted pro forma net income                 $     7,846,266       $     3,201,956
Adjusted pro forma net income per share       $          0.73       $          0.29


         The pro forma effects on net income for 1995 and 1996 is not likely to be representative of the effects on reported net income or loss in future years. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

Deferred Compensation

         The Company records and amortizes over the related vesting periods deferred compensation representing the excess of the deemed value for accounting purposes of the options granted over their aggregate exercise price.

Employee Stock Purchase Plan

         In December 1996, the Company adopted an Employee Stock Purchase Plan ("ESPP") which provides employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions. A pool of 100,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions).

                        BIOSITE DIAGNOSTICS INCORPORATED

8. INCOME TAXES

         Significant components of the income tax benefit (provision) are as follows:

                           YEARS ENDED DECEMBER 31,
                    1994               1995               1996
                -----------        -----------        -----------
Current:
  Federal       $   (63,000)       $  (150,000)       $  (146,000)
  State                  --            (10,000)            (5,000)
                -----------        -----------        -----------
                    (63,000)          (160,000)          (151,000)
Deferred:
  Federal                --          1,668,000           (304,000)
  State                  --            159,000            194,000
                -----------        -----------        -----------
                         --          1,827,000           (110,000)
                -----------        -----------        -----------
                $   (63,000)       $ 1,667,000        $  (261,000)
                ===========        ===========        ===========


         As of December 31, 1996, the Company had federal and California research and development credit carryforwards of approximately $774,000 and $20,000 respectively. The federal and California research and development credit carryforwards will begin expiring in 2003 unless previously utilized. In 1996, the Company utilized federal net operating loss carryforwards of approximately $3,100,000 to offset taxable income.

         Significant components of the Company's deferred tax assets as of December 31, 1995 and 1996 are shown below. For the year ended December 31, 1995, and 1996, the Company decreased the valuation allowance for deferred tax assets by $3,919,000 and $1,119,000, respectively, as the realization of such assets became probable.

                                                           DECEMBER 31,
                                                      1995               1996
                                                  -----------        -----------
Deferred tax assets:
  Research and development credit                 $   998,000        $   794,000
  Net operating loss carryforwards                  1,070,000                 --
  Federal Alternative Minimum Tax credit              203,000            203,000
  California Manufacturers' credit                         --            198,000
  Capitalized research expenses                       154,000             67,000
  Other                                               651,000            632,000
                                                  -----------        -----------
          Total deferred tax assets                 3,076,000          1,894,000
Deferred tax liability:
  Tax over book depreciation                         (130,000)          (177,000)
                                                  -----------        -----------
                                                    2,946,000          1,717,000
Valuation allowance for deferred tax assets        (1,119,000)                --
                                                  -----------        -----------
Net deferred tax assets                           $ 1,827,000        $ 1,717,000
                                                  ===========        ===========

                        BIOSITE DIAGNOSTICS INCORPORATED

         The reconciliation of income tax computed at the federal statutory tax rate to the (provision) benefit for income taxes is as follows:

                                                                         DECEMBER 31,
                                                                 1994        1995        1996
                                                                  ---         ---         ---
Tax at federal statutory rate                                      35%         35%         35%
Permanent tax differences                                           5           1           2
Decrease of the valuation allowance for deferred tax assets       (36)        (63)        (29)
Other                                                              (1)         --          (1)
                                                                  ---         ---         ---
Effective rate                                                      3%        (27)%         7%
                                                                  ===         ===         ===


         Pursuant to Internal Revenue Code Section 382, use of the Company's tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carryforwards.

9. EMPLOYEE SAVINGS PLAN

         In 1991, the Company implemented a 401(k) program which allows all qualifying employees to contribute up to a maximum of 20% of their annual salary, subject to annual limits. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been approved or made.

10. SETTLEMENT OF PATENT MATTERS

         In September 1996, the Company reached a settlement with a competitor with respect to all claims in a lawsuit filed by the competitor in May 1994. The complaint alleged that the Company's Triage Panel for Drugs of Abuse product infringed a patent licensed to the competitor. The Company vigorously defended the lawsuit. However, to avoid protracted litigation, the Company settled the patent matter in September 1996, and paid $2.0 million as a settlement of the litigation and, for an additional $3.5 million and the agreement to pay certain royalties, obtained a license to certain technology.

         The Company has charged to settlement of patent matters in the accompanying statements of income the $2.0 million litigation settlement, applicable license costs related to prior years and the related legal defense costs. Legal defense costs totaled $338,004, $777,070 and $17,119 for the years ended December 31, 1994, 1995 and 1996, respectively.

         Additionally, in December 1995, the Company was notified that it should evaluate whether its current products infringe upon certain patent claims held by another company. In March 1996, the Company settled this matter by obtaining a world-wide license to the technology. The Company accrued the one-time license fee of $2.2 million in December 1995. Amortization of this license related to fiscal years prior to 1995 was charged to Settlement of Patent Matters in 1995.

                        BIOSITE DIAGNOSTICS INCORPORATED

11. INITIAL PUBLIC OFFERING

         In February 1997, the Company completed its initial public offering of 2,760,000 shares of common stock (including an exercised underwriters' over-allotment option for 360,000 shares) at a price of $12.00 per share, providing the Company with proceeds of approximately $30.8 million, after deducting underwriting discounts and commissions of approximately $2.3 million. At December 31, 1996, the Company had deferred offering expenses associated with this offering of approximately $474,000. Additionally, all outstanding shares of preferred stock were converted into 8,328,847 shares of common stock and an outstanding $1.0 million convertible debenture and related accrued interest was converted into 92,575 common shares (based on the initial public offering price of $12.00 per share) upon the completion of the initial public offering. Upon completion of an initial public offering, the authorized number of shares of common and preferred stock issuable by the Company was amended to 25,000,000 shares of common stock and 5,000,000 shares of preferred stock.