Form 10-Q
period 1997-03-31
BIOSITE DIAGNOSTICS INC
filed 1997-05-09
CIK 834306

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___ to ___

                        Commission file number 000-21873

                        BIOSITE DIAGNOSTICS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Delaware                                33-0288606
       [State or other jurisdiction         [I.R.S. Employer Identification No.]
     of incorporation or organization]
           11030 Roselle Street
           San Diego, California                            92121
 [Address of principal executive offices]                [Zip Code]

       Registrant's telephone number, including area code: (619) 455-4808


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) Yes X No ___ and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X


The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at May 1, 1997 was 12,736,995

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                        BIOSITE DIAGNOSTICS INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.                          Financial Statements:
                                 Condensed Balance Sheets as of March 31, 1997  (Unaudited) and
                                    December 31, 1996 ..........................................   1
                                 Condensed Statements of Income (Unaudited) for the three months
                                   ended March 31, 1997 and 1996 ...............................   2
                                 Condensed Statements of Cash Flows (Unaudited) for the three
                                   months ended March 31, 1997 and 1996 ........................   3
                                 Notes to Condensed Financial Statements (Unaudited) ...........   4

Item 2.                          Management's Discussion and Analysis of Financial Condition and
                                   Results of Operations .......................................   6


PART II. OTHER INFORMATION


Item 1.                          Legal Proceedings .............................................   Not Applicable

Item 2.                          Changes in Securities .........................................   13

Item 3.                          Defaults Upon Senior Securities ...............................   Not Applicable

Item 4.                          Submission of Matters to a Vote of Security Holders ...........   Not Applicable

Item 5.                          Other Information .............................................   Not Applicable

Item 6.                          Exhibits and Reports on Form 8-K ..............................   13


Signatures                       ..............................................................    14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED


                            CONDENSED BALANCE SHEETS

                                                         MARCH 31,     DECEMBER 31,
                                                           1997            1996
                                                       ------------    ------------
                                                       (Unaudited)        (Note)
ASSETS
Current assets:
  Cash and cash equivalents                            $  8,239,426    $  1,609,861
  Marketable securities, available-for-sale              31,613,890       8,305,663
  Accounts receivable                                     4,266,890       4,608,072
  Receivable from stockholder                             1,335,524         869,535
  Inventories                                             1,884,549       1,732,180
 Other current assets                                     2,463,511       1,864,298
                                                       ------------    ------------
        Total current assets                             49,803,790      18,989,609
Property, equipment and leasehold improvements,  net      4,751,756       4,140,163
Patents and license rights, net                           4,179,674       4,292,277
Other assets                                              2,241,306       2,666,569
                                                       ------------    ------------
                                                       $ 60,976,526    $ 30,088,618
                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  1,127,667    $    967,974
  Accrued salaries and other                                916,093       1,950,800
  Accrued contract payable                                  751,544         751,544
  Current portion of long-term obligations                1,397,912       1,012,073
                                                       ------------    ------------
        Total current liabilities                         4,193,216       4,682,391
Long-term obligations                                     2,671,320       3,252,944
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
   and 8,328,847 shares authorized at March 31,
   1997 and December 31, 1996, respectively;
   8,328,847 shares issued and outstanding at
   December 31, 1996                                           --            83,288
Common stock, $.01 par value, 25,000,000 shares and
   12,000,000 shares authorized at March 31, 1997
   and December 31, 1996, respectively; 12,731,660,
   and 1,473,573 shares issued and outstanding at
   March 31, 1997 and December 31, 1996,
   respectively                                             127,317          14,736
Additional paid-in capital                               53,086,734      22,094,711
Unrealized net loss on marketable securities, net
   of related tax effect of $(54,765) and $(1,837)
   at March 31, 1997 and December 31, 1996,
   respectively                                             (84,903)         (2,754)
Deferred compensation                                      (400,284)       (427,345)
Retained earnings                                         1,383,126         390,647
                                                       ------------    ------------
        Total stockholders' equity                       54,111,990      22,153,283
                                                       ------------    ------------
                                                       $ 60,976,526    $ 30,088,618
                                                       ============    ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                1997            1996
                                                            ------------    ------------
Net sales                                                   $  7,533,068    $  6,206,664
Cost of sales                                                  1,624,246       1,370,699
                                                            ------------    ------------
Gross profit                                                   5,908,822       4,835,965

Operating Expenses:
     Research and development                                  2,737,946       2,066,386
     Selling, general and administrative                       2,303,220       1,913,364
     Settlement of patent matters                                   --         2,368,282
                                                            ------------    ------------
                                                               5,041,166       6,348,032
                                                            ------------    ------------

Operating income (loss)                                          867,656      (1,512,067)

Other income:
     Interest and other income                                   323,816         187,361
     Contract revenue-related party                              336,007         312,229
                                                            ------------    ------------

Income (loss) before benefit (provision) for income taxes
                                                               1,527,479      (1,012,477)
Benefit (provision) for income taxes                            (535,000)        372,809
                                                            ------------    ------------

Net income (loss)                                           $    992,479    $   (639,668)
                                                            ============    ============

Net income (loss) per share                                 $       0.08    $      (0.06)
                                                            ============    ============

Shares used in calculating per share amounts                  11,886,000      10,423,000
                                                            ============    ============


                  See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                            1997            1996
                                                                        ------------    ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities                     $    232,548    $ (1,485,505)

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities                3,593,626       4,227,313
Purchase of marketable securities                                        (27,038,767)     (4,008,166)
Purchase of property, equipment and leasehold improvements                (1,119,797)       (559,576)
Patents, license rights, deposits and other assets                           136,424         126,769
                                                                        ------------    ------------
Net cash used in investing activities                                    (24,428,514)       (213,660)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                            1,169,503         618,556
Principal payments under financing obligations                              (365,288)       (282,667)
Proceeds from issuance of stock, net                                      30,021,316          14,073
                                                                        ------------    ------------
Net cash provided by financing activities                                 30,825,531         349,962
                                                                        ------------    ------------
Increase (decrease) in cash and cash equivalents                           6,629,565      (1,349,203)
Cash and cash equivalents at beginning of period                           1,609,861       2,276,403
                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $  8,239,426    $    927,200
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                                         $     83,493    $     89,245
                                                                        ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Accrued liability for license rights acquired                         $       --      $  3,500,000
                                                                        ============    ============

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)



1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or losses will continue.

         The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares are computed using the treasury stock method and consist of common stock which may be issuable upon exercise of outstanding common stock options, when dilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options, have been included in the calculation of the shares used in computing net income (loss) per share as if these shares were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the shares used in computing net income (loss) per share also includes the convertible preferred stock which converted into 8,328,847 shares of common stock and an outstanding $1.0 million convertible debenture and related accrued interest which converted into 92,575 common shares (based on the initial public offering price of $12.00 per share) upon the completion of the initial public offering, as if they were converted into common stock as of the original dates of issuance.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires duel presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the entity. The Company plans to adopt Statement No. 128 beginning with its financial statements for the quarter and year ended December 31, 1997. The impact of Statement No. 128 is expected to result in the calculation of basic net income (loss) per share of $0.15 and $(0.46) for the quarters ended March 31, 1997 and 1996, respectively. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted net income (loss) per share.

                        BIOSITE DIAGNOSTICS INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)



3.       BALANCE SHEET INFORMATION

Inventories consist of the following:

                                      MARCH 31,     DECEMBER 31,
                                        1997           1996
                                     ----------     ----------
                 Raw materials       $  489,130     $  441,719
                 Work in process      1,182,045      1,125,608
                 Finished goods         213,374        164,853
                                     ----------     ----------
                                     $1,884,549     $1,732,180
                                     ==========     ==========


4.       INITIAL PUBLIC OFFERING

In February 1997, the Company completed its initial public offering of 2,760,000 shares of common stock (including an exercised underwriters' over-allotment option for 360,000 shares) at a price of $12.00 per share, providing the Company with net proceeds of approximately $29.8 million, after deducting underwriting discounts and commissions of approximately $2.3 million and offering costs of approximately $973,000. Additionally, all outstanding shares of preferred stock were converted into 8,328,847 shares of common stock and an outstanding $1.0 million convertible debenture and related accrued interest was converted into 92,575 common shares (based on the initial public offering price of $12.00 per share) upon the completion of the initial public offering. Upon completion of the initial public offering, the authorized number of shares of common and preferred stock issuable by the Company was amended to 25,000,000 shares of common stock and 5,000,000 shares of preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on others, the impact of competitive products, patent issues, changing market conditions and the other risks detailed under "Factors that May Affect Results," and throughout the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q and Form 10-K, respectively. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

         Since the Company's inception in 1988, the Company has been primarily involved in the research, development, manufacturing and marketing of point-of-care diagnostic tests. The Company began commercial sales of Triage Panel for Drugs of Abuse ("Triage DOA") in February 1992 and currently markets the product worldwide primarily through distributors supported by a small direct sales force. The Company is engaged in research and development of additional point-of-care diagnostic products in the microbiology, cardiology and therapeutic drug monitoring fields.

         In February 1997, the Company completed its initial public offering of 2,760,000 shares of Common Stock (including an exercised underwriters' over-allotment option for 360,000 shares of Common Stock) at a price to the public of $12.00 per share, providing the Company with net proceeds of approximately $29.8 million, after deducting underwriting discounts and commissions of approximately $2.3 million and offering expenses of approximately $973,000. Additionally, all outstanding shares of Preferred Stock were converted into 8,328,847 shares of Common Stock and an outstanding $1.0 million convertible debenture and related accrued interest was converted into 92,575 shares of Common Stock upon the completion of the initial public offering.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1997           1996
                                                          ------         ------
Net sales                                                   100%           100%
Cost of sales                                                22             22
                                                           ----           ----
Gross profit                                                 78             78

Operating Expenses:
   Research and development                                  36             33
   Selling, general and administrative                       30             31
   Settlement of patent matters                            --               38
                                                           ----           ----
Total operating expenses                                     66            102

Income (loss) from operations                                12            (24)
Interest and other income, net                                8              8
                                                           ----           ----
Income (loss) before benefit (provision)
  for income taxes                                           20            (16)
Benefit (provision) for income taxes                         (7)             6
                                                           ----           ----
Net income (loss)                                            13%           (10)%
                                                           ====           ====

         Net Sales. Net Sales increased 21% to $7.5 million for the three months ended March 31, 1997 from $6.2 million for the three months ended March 31, 1996. The increase is primarily attributable to the continued market acceptance of the Company's Triage DOA products and a shift in sales from other Triage DOA products to the higher-priced Triage DOA Plus TCA product. Sales of Triage DOA Plus TCA increased 32% to $3.5 million for the first quarter of 1997 from $2.7 million for first quarter of 1996. As a result of the market acceptance of Triage DOA Plus TCA, a shift from other Triage DOA products occurred as customers converted their orders to the Triage DOA Plus TCA product. Historically, the Company has experienced an end of the year increases in sales, related primarily to annual milestones and sales goals of the Company's U.S. distributor in the clinical market. Such year-end increases in sales has lead to a historical sales trend of which fourth quarter sales are generally followed by lower first quarter sales and rebounding sales in following quarters. There can be no assurance that such a trend will continue in the future.

         Gross profit. Gross profit increased 22% to $5.9 million for the first quarter of 1997 from $4.8 million for the same period in 1996 as a result of increased sales of the Triage DOA product line. Gross margins remained constant at 78% for both periods.

         Research and Development Expenses. Research and development expenses increased 33% to $2.7 million for the three months ended March 31, 1997 from $2.1 million for the same period in 1996. This increase resulted from the expansion of the Company's research and development and manufacturing scale-up efforts on its microbiology, cardiac, and therapeutic drug monitoring assays under development. During the first quarter of 1997, the Company expended significant efforts related to activities for its Triage C. diff and Triage Cardiac products under development. The Company expects its research and development expenses to increase significantly in 1997 as compared to 1996 levels, reflecting increased expenditures primarily related to hiring additional personnel and preclinical and clinical studies.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20% to $2.3 million for the first quarter of 1997 from $1.9 million for the first quarter of 1996. This increase was primarily a result of the cost of expanding the Company's in-house marketing and administrative functions to support the Company's expanded operations. The Company expects selling, general and administrative costs to increase significantly as the Company continues to expand its level of operations and in anticipation of potential changes in its operations resulting from, among other things, the potential introduction of new products and the Company's obligations as a public reporting entity. In particular, the Company expects activities related to the potential launches of Triage C. diff and Triage Cardiac to result in increases in selling, general and administrative expenses in 1997 as compared to 1996 levels.

         Settlement of Patent Matters. In September 1996, the Company reached a settlement with Abbott Laboratories, with respect to all claims set forth in a lawsuit filed by Abbott Laboratories in May 1994. The lawsuit alleged that Triage DOA infringed a patent licensed to Abbott Laboratories. The Company vigorously defended the lawsuit. However, to avoid protracted litigation, the Company settled the patent matter in September 1996, paid $2.0 million as a settlement of the litigation and, for an additional $3.5 million and the agreement to pay certain royalties, obtained a license to certain technology. Future amortization of the license fee will be charged to cost of sales over the life of the license. The $2.0 million litigation settlement payment, as well as the amortization related to prior fiscal years and related legal defense costs were charged to settlement of patent matters in the first quarter of 1996.

         Interest and Other Income. Interest income increased 73% to $324,000 for the three months ended March 31, 1997 from $187,000 for the same period in 1996. The increase resulted primarily from the higher average balance of cash and marketable securities during the first quarter of 1997 as compared to the same period in 1996. In February 1997, the Company received net proceeds from its initial public offering of approximately $29.8 million.

         Benefit (Provision) for Income Taxes. The Company's provision for income taxes increased to $535,000 for the first quarter of 1997 from a benefit for income taxes of $373,000 for the same period in 1996. The Company's effective tax rate was 35% and 37% for the three month periods ended March 31, 1997 and 1996, respectively. The decrease in the Company's effective tax rate resulted primarily from increases in the estimated research and development credits and a state tax benefit attributable to credits for certain capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through private placements of equity securities, revenues from operations, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its inception, the Company has raised over $21.7 million in net cash proceeds from the private placement of equity securities and $1.0 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net cash proceeds from its initial public offering of 2,760,000 shares of Common Stock. At March 31, 1997, the Company had cash, cash equivalents, and marketable securities of approximately $39.9 million compared to $9.9 million at December 31, 1996.

         The increase in cash, cash equivalents, and marketable securities during the three months ended March 31, 1997 is largely attributable to the net proceeds of approximately $29.8 million raised in the Company's initial public offering in February 1997. Additionally, the Company generated cash from operating activities of $233,000 for the quarter ended March 31, 1997 as compared to net cash used in operating activities of $1.5 million for the quarter ended March 31, 1996. Net cash used in operating activities for the quarter ended March 31, 1996 included the payment of $2.2 million for a license right accrued as of December 31, 1995. Significant sources and uses of cash for the quarter ended March 31, 1997 included the expenditure of $600,000 to acquire licenses to certain in-process technologies, $1.1 million for capital equipment and leasehold improvements and the receipt of $763,000 in proceeds from equipment financing.

         The Company's primary short-term needs for capital, which are subject to change, are for expansion of its manufacturing capacity to adequately deliver new products, expansion of its direct sales force and marketing programs related to new products, potential procurement and enforcement of patents and the continued advancement of research and development efforts. The Company utilizes credit arrangements with financing companies and leasing companies to finance the purchase of capital equipment. As of March 31, 1997, the Company had a $2.5 million equipment financing arrangement with a financial institution, of which approximately $1.5 million was available for future borrowing. The line of credit expires on December 31, 1997. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

         The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs at least through 1998. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Certain funding arrangements may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.


FACTORS THAT MAY AFFECT RESULTS

         This report includes certain forward-looking statements about the Company's business and results of operations which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein and in the Company's Annual Report on

Form 10-K for the year ended December 31, 1996. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Annual Report on Form 10-K, which are incorporated by reference.


- Limited History of Profitability, Potential Quarterly Fluctuations in Future Operating Result

         The Company first achieved profitability in fiscal 1994 and prior to that time incurred significant operating losses. The Company experienced operating profits on a quarterly basis in 1995. However, the Company incurred an operating loss for the first quarter of 1996 and then returned to operating profitability for the remaining quarters of 1996. There can be no assurance that the Company will remain profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and patent conflicts. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if any, order cancellations or order rescheduling. Because the Company is continuing to increase its operating expenses for personnel and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

-        Near-term Dependence of the Company on Triage DOA

         Sales of Triage DOA have to date accounted for all of the Company's sales. The Company expects its revenue and profitability will substantially depend on the sale of Triage DOA for the foreseeable future. A reduction in demand for Triage DOA would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of Triage DOA will slow as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for Triage DOA. The Company's continued growth will depend on its ability to successfully develop and commercialize other products, to gain additional acceptance of Triage DOA or, transition customers to higher-margin products of the Triage DOA product line, such as Triage DOA Plus TCA. There can be no assurance that the Company will be able to successfully develop and commercialize new products or that the Company will be able to maintain or expand its share of the drug testing market. Technological change or the development of new or improved diagnostic technologies could result in the Company's products becoming obsolete or noncompetitive.

- Dependence on Development and Introduction of New Products for Revenue Growth and Profitability

         Except for Triage DOA, all of the Company's products are still under development, and there can be no assurance that such products will be successfully developed or commercialized on a timely basis, if at all. The Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies, including the Triage CareLink System's fluorescent meter and assay devices. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, that regulatory clearance or approval of any new products will be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, if at all, or that the new products will be successfully commercialized. The Company has limited resources to devote to the development of all its products and consequently a delay in the development of one product may delay the development of other products. In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

-        Dependence on Key Distributors; Limited Direct Sales Experience

         The Company relies upon distributors and its own sales force to distribute Triage DOA and may rely upon distributors to distribute products under development. Triage DOA is currently marketed pursuant to exclusive distribution agreements in the U.S. medical market by the Fisher Healthcare Division ("Fisher") of the Fisher Scientific Company and in certain countries in Europe, Latin America, the Middle East, Asia and Africa by Merck KGaA. The loss or termination of either of these distributors could have a material adverse effect on the Company's sales and operating income unless suitable alternatives can be arranged.

         The Fisher distribution agreement has minimum quarterly sales milestones which, if the milestones are not met, gives the Company the option to terminate the agreement without payment of a termination fee, obligates Fisher to pay to Biosite a portion of the penalty Fisher incurrred in 1996, and allows the Company to appoint a new distributor or to sell Triage DOA directly in the U.S. medical market. The Fisher distribution agreement provides for a six-month transition period in the event of termination.

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

- Uncertainty of Patent and Proprietary Technology Protection; Potential Inability to License Technology from Third Parties

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

         The Company has received correspondence from Becton Dickinson and Company ("B-D"), a major manufacturer of medical supplies, devices and diagnostic systems, offering to license a U.S. patent held by B-D to the Company. B-D did not propose any license terms in its correspondence. The Company has reviewed such patent and believes that it has defenses to any infringement claim under such patent. In addition, Biosite has received a letter from Spectral Diagnostics, Inc. ("Spectral"), a manufacturer of rapid-format cardiac-diagnostic panels, informing the Company that Spectral holds a U.S. patent covering a kit for diagnosing and distinguishing chest pain and that it received a notice of allowance from the U.S. Patent and Trademark Office ("USPTO") with respect to a second patent application. This letter states that Spectral has not yet determined its position with respect to the licensing of its technology. The Company is currently reviewing the issued patent cited in this letter and the materials provided by Spectral with respect to the allowed patent application and is evaluating their potential impact on Triage Cardiac. There can be no assurance that B-D or Spectral will not initiate litigation alleging that Triage DOA or Triage Cardiac, respectively, infringe claims under such manufacturer's patents. Such litigation, if initiated, could seek to recover damages as a result of any sales of such products and to enjoin further such sales. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find such claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent Biosite from selling Triage DOA or Triage Cardiac which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Biosite is aware of a U.S. patent owned by Celltech Limited ("Celltech") relating to the manufacture of antibodies, such as those developed or being developed by Biosite for several products, including Triage Cardiac. Biosite is also aware that this patent is the subject of an interference proceeding in the USPTO which was initiated in February 1991 with a patent application filed by Genentech Inc. ("Genentech"). In June 1996, the European Patent Office ("EPO") invalidated, following an opposition, certain claims under Celltech's corresponding EPO-granted patent which may be relevant to Biosite's products and products under development. Celltech has indicated that it will appeal such decision. If Celltech does appeal, such claims can be reinstated, at least until a final decision is rendered. If it is determined that aspects of the manufacturing of Biosite's antibodies are covered by patent claims stemming from the interference or if Celltech were to have such claims upheld on appeal, or if patent infringement litigation is brought against the Company by either Celltech or Genentech Biosite may be required to obtain a license under such patents and corresponding patents in other countries. There can be no assurance that a license would be made available to Biosite on commercially reasonable terms, if at all. If such license is required and not obtained the Company might be prevented from using certain of its manufacturing technologies. The Company's failure to obtain any required licenses could have a material adverse effect on the Company's business, financial condition and results of operations.

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

-        Intensely Competitive Industry; Rapid Technological Change

         The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture laboratory-based tests and analyzers, as well as clinical and hospital-based laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products are an attractive alternative to testing performed by clinical and hospital-based laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the Company's products will be able to compete with the testing services provided by these laboratories. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Boehringer Mannheim GmbH, Chiron Diagnostics, Clinical Diagnostic Systems, a division of Johnson & Johnson, DADE International, and Roche Biosciences, Inc., have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies that may be more effective than the Company's technologies, will not prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

PART II. OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES.

         On various dates from January 1, 1997 through March 31, 1997, the Company issued 76,665 shares of its Common Stock to 38 non-officer employees pursuant to the exercise of options granted under its 1989 and 1996 Stock Plans between April 11, 1991 and January 31, 1997. The exercise prices per share ranged from $0.24 to $7.25, for an aggregate consideration of $82,040.50. The Company relied on the exemption provided by Rule 701 under the Securities Act of 1933.

         The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27.1  Financial Data Schedule


         (b)      Reports on Form 8-K.

                  None

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: May 8, 1997            BIOSITE DIAGNOSTICS INCORPORATED


                                       By: /s/ CHRISTOPHER J. TWOMEY
                                          -------------------------------------
                                       Christopher J. Twomey
                                       Vice President, Finance and Chief
                                       Financial Officer(Principal Financial
                                       and Accounting Officer)

                                  Exhibit Index


Exhibit
Number                             Description
------                             -----------

 27.1                         Financial Data Schedule