Form 10-Q
period 1997-06-30
BIOSITE DIAGNOSTICS INC
filed 1997-08-14
CIK 834306

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________ to ________

                        Commission file number 000-21873

                        BIOSITE DIAGNOSTICS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                                33-0288606
     (State or other jurisdiction or                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

                11030 Roselle Street San Diego, California 92121
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (619) 455-4808


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at
                          July 31, 1997 was 12,795,788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        BIOSITE DIAGNOSTICS INCORPORATED
                                    FORM 10-Q

                                      INDEX


                                                                                                                  PAGE
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements:
             Condensed Balance Sheets as of June 30, 1997 (Unaudited)
                and  December 31, 1996.....................................................................         1
             Condensed Statements of Income (Unaudited) for the three months and six months
               ended June 30, 1997 and 1996................................................................         2
             Condensed Statements of Cash Flows (Unaudited) for the six
               months ended June 30, 1997 and 1996.........................................................         3
             Notes to Condensed Financial Statements (Unaudited)...........................................         4

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................         6

Item 3.      Quantitative and Qualitative Disclosure about Market Risk.....................................  Not Applicable


PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.............................................................................  Not Applicable

Item 2.      Changes in Securities.........................................................................        14

Item 3.      Defaults Upon Senior Securities...............................................................  Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders...........................................  Not Applicable

Item 5.      Other Information.............................................................................  Not Applicable

Item 6.      Exhibits and Reports on Form 8-K..............................................................        14


Signatures   ..............................................................................................        15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1997              1996
                                                                                   ------------      ------------
                                                                                    (Unaudited)         (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $  6,605,888      $  1,609,861
  Marketable securities, available-for-sale                                          33,809,653         8,305,663
  Accounts receivable                                                                 5,599,326         4,608,072
  Receivable from stockholder                                                         1,077,404           869,535
  Inventories                                                                         1,954,772         1,732,180
 Other current assets                                                                 2,298,769         1,864,298
                                                                                   ------------      ------------
        Total current assets                                                         51,345,812        18,989,609
Property, equipment and leasehold improvements,  net                                  6,363,750         4,140,163
Patents and license rights, net                                                       4,031,417         4,292,277
Other assets                                                                          1,110,277         2,666,569
                                                                                   ------------      ------------
                                                                                   $ 62,851,256      $ 30,088,618
                                                                                   ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $  1,123,203      $    967,974
  Accrued salaries and other                                                          1,051,797         1,950,800
  Accrued contract payable                                                              630,283           751,544
  Current portion of long-term obligations                                            1,366,155         1,012,073
                                                                                   ------------      ------------
        Total current liabilities                                                     4,171,438         4,682,391
Long-term obligations                                                                 3,233,590         3,252,944
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares and 8,328,847 shares authorized at June 30, 1997 and December 31, 1996, respectively; 8,328,847 shares issued and outstanding at December 31, 1996

                                                                                           --              83,288
Common stock, $.01 par value, 25,000,000 shares and 12,000,000 shares authorized at June 30, 1997 and December 31, 1996, respectively; 12,793,277 and 1,473,573 shares issued and outstanding at June 30, 1997 and December
   31, 1996, respectively

                                                                                        127,933            14,736
Additional paid-in capital                                                           53,339,879        22,094,711
Unrealized net loss on marketable securities, net of related tax effect                 (17,248)           (2,754)
Deferred compensation                                                                  (372,921)         (427,345)
Retained earnings                                                                     2,368,585           390,647
                                                                                   ------------      ------------
        Total stockholders' equity                                                   55,446,228        22,153,283
                                                                                   ------------      ------------
                                                                                   $ 62,851,256      $ 30,088,618
                                                                                   ============      ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                 -----------------------------     -----------------------------
                                                     1997             1996             1997             1996
                                                 ------------     ------------     ------------     ------------
Net sales                                        $  7,796,869     $  6,770,933     $ 15,329,937     $ 12,977,597
Cost of sales                                       1,613,005        1,397,796        3,237,251        2,768,495
                                                 ------------     ------------     ------------     ------------
Gross profit                                        6,183,864        5,373,137       12,092,686       10,209,102

Operating Expenses:
     Research and development                       2,681,485        1,904,353        5,419,431        3,970,739
     Selling, general and administrative            2,768,275        2,016,312        5,071,494        3,929,676
     Settlement of patent matters                        --               --               --          2,368,282
                                                 ------------     ------------     ------------     ------------
                                                    5,449,760        3,920,665       10,490,925       10,268,697
                                                 ------------     ------------     ------------     ------------

Operating income (loss)                               734,104        1,452,472        1,601,761          (59,595)

Other income:
     Interest and other income                        554,335          199,648          878,150          387,009
     Contract revenue-related party                   244,020          242,301          580,027          554,530
                                                 ------------     ------------     ------------     ------------

Income before provision for income taxes            1,532,459        1,894,421        3,059,938          881,944
Provision for income taxes                            547,000          697,553        1,082,000          324,744
                                                 ------------     ------------     ------------     ------------

Net income                                       $    985,459     $  1,196,868     $  1,977,938     $    557,200
                                                 ============     ============     ============     ============

Net income per share                             $       0.07     $       0.11     $       0.16     $       0.05
                                                 ============     ============     ============     ============

Shares used in calculating per share amounts       13,439,000       10,974,000       12,633,000       10,699,000
                                                 ============     ============     ============     ============

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                              1997              1996
                                                                          ------------      ------------
OPERATING ACTIVITIES
Net cash provided by operating activities                                 $  1,131,505      $    535,542

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities
                                                                            15,944,012         7,128,514
Purchase of marketable securities                                          (41,472,157)       (5,221,882)
Purchase of property, equipment and leasehold improvements
                                                                            (3,215,591)         (965,445)
Patents, license rights, deposits and other assets                             998,453           309,607
                                                                          ------------      ------------
Net cash provided by (used in) investing activities                        (27,745,283)        1,250,794

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                              2,098,435           965,776
Principal payments under financing obligations                                (763,707)         (645,820)
Proceeds from issuance of stock, net                                        30,275,077            58,061
                                                                          ------------      ------------
Net cash provided by financing activities                                   31,609,805           378,017
                                                                          ------------      ------------

Increase in cash and cash equivalents                                        4,996,027         2,164,353

Cash and cash equivalents at beginning of period                             1,609,861         2,276,403
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $  6,605,888      $  4,440,756
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                           $    114,636      $    139,560
                                                                          ============      ============
  Income taxes  paid                                                      $    496,850      $     77,600
                                                                          ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued liability for license rights acquired                           $       --        $  3,500,000
                                                                          ============      ============

            See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED


               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



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

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares are computed using the treasury stock method and consist of common stock which may be issuable upon exercise of outstanding common stock options, when dilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the Company's initial public offering, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock options, have been included in the calculation of the shares used in computing net income per share as if these shares were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the shares used in computing net income per share also includes convertible preferred stock which converted into 8,328,847 shares of common stock and an outstanding $1.0 million convertible debenture and related accrued interest which converted into 92,575 common shares (based on the initial public offering price of $12.00 per share) upon the completion of the initial public offering, as if they were converted into common stock as of the original dates of issuance.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the entity. The Company plans to adopt Statement No. 128 beginning with its financial statements for the quarter and year ended December 31, 1997. The impact of Statement No. 128 is expected to result in the calculation of basic net income per share of $0.08 and $0.84 for the quarters ended June 30, 1997 and 1996, respectively, and a calculation of basic net income per share of $0.20 and $0.40 for the six months ended June 30, 1997 and 1996, respectively. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of diluted net income per share.

                        BIOSITE DIAGNOSTICS INCORPORATED

3.   BALANCE SHEET INFORMATION

Inventories consist of the following:

                                JUNE 30,       DECEMBER 31,
                                  1997             1996
                              ------------     ------------
Raw materials                 $    532,909     $    441,719
Work in process                  1,161,463        1,125,608
Finished goods                     260,400          164,853
                              ------------     ------------
                              $  1,954,772     $  1,732,180
                              ============     ============


4.   INITIAL PUBLIC OFFERING

     In February 1997, the Company completed its initial public offering of 2,760,000 shares of common stock (including an exercised underwriters' over-allotment option for 360,000 shares) at a price of $12.00 per share, providing the Company with net proceeds of approximately $29.8 million, after deducting underwriting discounts and commissions of approximately $2.3 million and offering costs of approximately $973,000. Additionally, all outstanding shares of preferred stock were converted into 8,328,847 shares of common stock and an outstanding $1.0 million convertible debenture and related accrued interest was converted into 92,575 common shares (based on the initial public offering price of $12.00 per share) upon the completion of the initial public offering. Upon completion of the initial public offering, the certificate of incorporation of the Company was amended to provide that the authorized number of shares of common and preferred stock issuable by the Company was 25,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                    --------------------      --------------------
                                                      1997         1996         1997         1996
                                                    -------      -------      -------      -------
Net sales .....................................         100%         100%         100%         100%
Cost of sales .................................          21%          21%          21%          21%
                                                    -------      -------      -------      -------
Gross profit ..................................          79%          79%          79%          79%

Operating Expenses:
   Research and development ...................          34%          28%          35%          31%
   Selling, general and administrative ........          36%          30%          33%          30%
   Settlement of patent matters ...............           0%           0%           0%          18%
                                                    -------      -------      -------      -------
Total operating expenses ......................          70%          58%          68%          79%
                                                    -------      -------      -------      -------

Income from operations ........................           9%          21%          11%           0%
Interest and other income, net ................          11%           7%           9%           7%
                                                    -------      -------      -------      -------
Income before benefit for income taxes ........          20%          28%          20%           7%
                                                    -------      -------      -------      -------
Provision for income taxes ....................           7%          10%           7%           3%
                                                    -------      -------      -------      -------
Net income ....................................          13%          18%          13%           4%
                                                    =======      =======      =======      =======

     Net Sales. Net Sales for the three and six months ended June 30, 1997 increased to $7.8 million and $15.3 million, respectively, up 15% and 18%, respectively, compared to the same periods of 1996. The increase is primarily attributable to the continued market acceptance of the Company's Triage DOA products and a shift in sales from other Triage DOA products to the higher-priced Triage DOA Plus TCA product. Sales of Triage DOA Plus TCA increased 24% to $4.1 million for the second quarter of 1997 from $3.3 million for the second quarter of 1996. On a year-to-date basis, sales of Triage DOA Plus TCA were $7.7 million, 27% higher than the comparable period of 1996. The Company believes that the growth in sales of Triage DOA will slow as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

     Gross profit. Gross profit for the three months and six months ended June 30, 1997 was $6.2 million and $12.1 million, respectively, representing increases of 15% and 18%, respectively, over the comparable periods of 1996. The increased gross profit resulted primarily from increased sales of the Triage DOA product line. Gross margins remained at 79% for both the second quarter and first six months of 1997, consistent with the gross margins for the same periods of 1996.

     Research and Development Expenses. Research and development expenses for the three months and six months ended June 30, 1997 were $2.7 million and $5.4 million, respectively, representing increases of 41% and 36%, respectively, from the comparable periods of 1996. These increases resulted from the expansion of the Company's research and development and manufacturing scale-up efforts associated with its cardiac, microbiology, and therapeutic drug monitoring assays under development. During the first half of 1997, the Company expended significant efforts on activities related to Triage Cardiac and Triage C. diff, two products under development which the Company believes are closest to commercialization, while continuing other research and development activities. Clinical investigations of Triage Cardiac and Triage C. diff were initiated in the first half of 1997. The Company expects that its research and development expenses will continue to increase in 1997, as compared to 1996 levels, and may continue to increase in 1998. The increased expenditures are expected to primarily relate to hiring additional personnel, preclinical and clinical studies, product development efforts and manufacturing scale-up activities. The timing of such increased expenditures and their magnitude are primarily dependent on the success of the research and development and the timing of potential product launches.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months and six months ended June 30, 1997 were $2.8 million and $5.1 million, respectively, representing increases of 37% and 29%, respectively, from the comparable periods of 1996. The 1997 increases were primarily a result of the cost of expanding the Company's in-house marketing and administrative functions to support the Company's expanded operations. During the second quarter of 1997, the Company initiated certain marketing programs designed to spur greater sales in the clinical and workplace testing markets. The Company expects selling, general and administrative costs to increase significantly as the Company continues to expand its level of operations and in anticipation of potential changes in its operations resulting from, among other things, the potential introduction of new products and the Company's obligations as a public reporting entity. In particular, the Company expects activities related to the potential launches of Triage C. diff and Triage Cardiac to result in increases in selling, general and administrative expenses in 1997 as compared to 1996 levels. Such increases in selling, general and administrative expenses may continue in 1998. The increased expenditures are expected to principally relate to the expansion of the Company's sales force and marketing activities, as well as additional administrative personnel to support expanded manufacturing and sales activities. The timing of such increased expenditures and their magnitude are primarily dependent on the success of the development of new products and the timing of their commercialization, distribution strategies and sales growth.

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

     Interest and Other Income. Interest income increased $355,000 and $491,000 for the three and six months ended June 30, 1997, respectively, from the comparable periods in 1996. The increases resulted primarily from the higher average balance of cash, cash equivalents and marketable securities during the first half of 1997 as compared to the same period in 1996. In February 1997, the Company received net proceeds from its initial public offering of approximately $29.8 million.

     Provision for Income Taxes. The Company's provisions for income taxes for the three months and six months ended June 30, 1997 was $547,000 and $1.1 million, respectively. The Company's effective tax rates were 36% and 35% for the three and six month periods ended June 30, 1997, respectively, compared to 37% for the same periods in 1996. The decrease in the Company's effective tax rate resulted primarily from increases in the estimated research and development credits and a state tax benefit attributable to credits for certain capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through private placements of equity securities, revenues from operations, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its inception, the Company has raised over $21.7 million in net cash proceeds from the private placement of equity securities and $1.0 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net cash proceeds from its initial public offering of 2,760,000 shares of Common Stock. At June 30, 1997, the Company had cash, cash equivalents, and marketable securities of approximately $40.4 million compared to $9.9 million at December 31, 1996.

     The increase in cash, cash equivalents, and marketable securities during the six months ended June 30, 1997 is largely attributable to the net proceeds of approximately $29.8 million raised in the Company's initial public offering in February 1997. Additionally, the Company generated cash from operating activities of $1.1 million for the six months ended June 30, 1997 as compared to net cash generated from operating activities of $536,000 for the six months ended June 30, 1996. Net cash provided by operating activities for the six months ended June 30, 1996 included the payment of $2.2 million for a license right accrued as of December 31, 1995. Significant sources and uses of cash for the six months ended June 30, 1997 included the expenditure of $700,000 to acquire licenses to certain in-process technologies, $3.2 million for capital equipment and leasehold improvements and the receipt of $1.7 million in proceeds from equipment financing.

     The Company's primary short-term needs for capital, which are subject to change, are for expansion of its manufacturing capacity for potential new products, expansion of its direct sales force and marketing programs related to potential new products, potential procurement and enforcement of patents and the continued advancement of research and development efforts. The Company utilizes credit arrangements with financing companies and leasing companies to finance the purchase of capital equipment. As of June 30, 1997, the Company had equipment financing lines of credit with a financial institution totaling $5.0 million, of which approximately $3.0 million was available for future borrowing. The lines of credit expire on June 30, 1998. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

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

-    Near-term Dependence of the Company on Triage DOA

     To date, sales of Triage DOA have accounted for all of the Company's sales. The Company expects its revenue and profitability will substantially depend on the sale of Triage DOA for the foreseeable future. A reduction in demand for Triage DOA would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of Triage DOA will slow as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for Triage DOA. Additionally, most of the Company's customers are healthcare providers under continuous cost containment pressure, which could also erode the Company's profit margin for Triage DOA. The Company's continued growth will depend on its ability to successfully develop and commercialize other products, gain additional acceptance of Triage DOA in new market segments or transition customers to higher-margin products of the Triage DOA product line, such as Triage DOA Plus TCA. There can be no assurance that the Company will be able to successfully develop and commercialize new products or that the Company will be able to maintain or expand its share of the drug testing market. Technological change or the development of new or improved diagnostic technologies could result in the Company's products becoming obsolete or noncompetitive.

- Dependence on Development and Introduction of New Products for Revenue Growth and Profitability

     Except for Triage DOA, all of the Company's products are still under development, and there can be no assurance that such products will be successfully developed or commercialized on a timely basis, if at all. The

Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies, including the Triage CareLink System's fluorescent meter and assay devices. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, that regulatory clearance or approval of any new products will be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, if at all, or that the new products will be successfully commercialized. The Company has limited resources to devote to the development of all its products and consequently a delay in the development of one product may delay the development of other products. In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity and a cost effective sales force and product distribution system for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

     The Fisher distribution agreement has minimum quarterly sales milestones which have not been met and gives the Company the option to terminate the agreement without payment of a termination fee, obligates Fisher to pay to Biosite a portion of the penalty Fisher incurred in 1996, and allows the Company to appoint a new distributor or to sell Triage DOA directly in the U.S. medical market. The Company has not exercised its right to terminate the agreement and is currently negotiating a new distribution agreement which, if executed, would maintain Fisher as the Company's U.S. distributor. There can be no assurance that a new distribution agreement will be executed. The current Fisher distribution agreement provides for a six-month transition period in the event of termination.

     If any of the Company's distribution or marketing agreements are terminated and the Company is unable to enter into replacement agreements or if the Company elects to distribute new products directly, the Company would have to invest in additional selling, general and administrative resources, including additional field sales personnel, which would significantly increase future sales and marketing expenses. The Company currently has limited experience in direct sales, marketing and distribution of its products. There can be no assurance that the Company's direct sales, marketing and distribution efforts would be successful or that revenue from such efforts would exceed expenses. Further, there can be no assurance that Biosite would be able to enter into new distribution or marketing agreements on satisfactory terms, if at all.

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

     The Company has received correspondence from Becton Dickinson and Company ("B-D"), a major manufacturer of medical supplies, devices and diagnostic systems, offering to license a U.S. patent held by B-D to the Company. B-D did not propose any license terms in its correspondence. The Company has reviewed such patent and believes that it has defenses to any infringement claim under such patent. In addition, Biosite has received a letter from Spectral Diagnostics, Inc. ("Spectral"), a manufacturer of rapid-format cardiac-diagnostic panels, informing the Company that Spectral holds a U.S. patent covering a kit for diagnosing and distinguishing chest pain and that it received a notice of allowance from the U.S. Patent and Trademark Office ("USPTO") with respect to a second patent application. This letter states that Spectral has not yet determined its position with respect to the licensing of its technology. The Company has asked Spectral for a clarification of its position. The Company is continuing its review of the issued patent cited in this letter and the materials provided by Spectral with respect to the allowed patent application and is evaluating their potential impact on Triage Cardiac. There can be no assurance that B-D or Spectral will not initiate litigation alleging that Triage DOA or Triage Cardiac, respectively, infringe claims under such manufacturer's patents. Such litigation, if initiated, could seek to recover damages as a result of any sales of such products and to enjoin further such sales. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find such claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent Biosite from selling Triage DOA or Triage Cardiac which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

-    Intensely Competitive Industry; Rapid Technological Change

     The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture laboratory-based tests and analyzers, as well as clinical reference laboratories and hospital-based laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products are an attractive alternative to testing performed by clinical reference laboratories and hospital-based laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the Company's products will be able to compete with the testing services provided by these laboratories. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Boehringer Mannheim GmbH, Chiron Diagnostics, Clinical Diagnostic Systems, a division of Johnson & Johnson, DADE International, and Roche Biosciences, Inc., have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies that may be more effective than the Company's technologies, will not prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

PART II.  OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES.

     On May 5, 1997, the Company issued 8,000 shares of its Common Stock to an officer of the Company pursuant to the exercise of options granted under its 1989 Stock Plan on August 6, 1990. The exercise price per share was $0.24 for an aggregate consideration of $1,920.00. The Company relied on the exemption provided by Rule 701 under the Securities Act of 1933, as amended (the "Securities Act").

     On various dates from April 1, 1997 through June 30, 1997, the Company issued 27,983 shares of its Common Stock to 12 non-officer employees pursuant to the exercise of options granted under its 1989 Stock Plan between December 2, 1991 and September 30, 1996. The exercise prices per share ranged from $0.24 to $5.50, for an aggregate consideration of $47,569.57. The Company relied on the exemption provided by Rule 701 under the Securities Act.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          10.23 Amendment dated April 1, 1997 to Distribution Agreement between Biosite Diagnostics Incorporated and Curtin Matheson Scientific, Inc. (currently known as the Fisher Healthcare division of the Fisher Scientific Company), dated November 11, 1991, as amended. (Exhibit 10.10 to the Company's Registration Statement on Form S-1, No. 333-17657).(1)

          27.1  Financial Data Schedule


     (b)  Reports on Form 8-K.

          None
-----------------
1     Confidential treatment requested for certain portions of this exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 14, 1997                 BIOSITE DIAGNOSTICS INCORPORATED


                                       By: /s/ CHRISTOPHER J. TWOMEY
                                          --------------------------------
                                       Christopher J. Twomey
                                       Vice President, Finance and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                  Exhibit Index


Exhibit
Number                           Description
------                           -----------
10.23          Amendment dated April 1, 1997 to Distribution Agreement between
               Biosite Diagnostics Incorporated and Curtin Matheson Scientific,
               Inc. (currently known as the Fisher Healthcare division of the
               Fisher Scientific Company), dated November 11, 1991, as amended.
               (Exhibit 10.10 to the Company's Registration Statement on Form
               S-1, No. 333-17657).(1)

27.1           Financial Data Schedule

----------------
1     Confidential treatment requested for certain portions of this exhibit.