Form 10-Q/A
period 1997-03-31
BIOSITE DIAGNOSTICS INC
filed 1997-10-09
CIK 834306

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

                        BIOSITE DIAGNOSTICS INCORPORATED
                                  FORM 10-Q/A
                                Amendment No. 1

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.                          Financial Statements:
                                 Condensed Balance Sheets as of March 31, 1997  (Unaudited) and
                                    December 31, 1996 ..........................................   1
                                 Condensed Statements of Income (Unaudited) for the three months
                                   ended March 31, 1997 and 1996 ...............................   2
                                 Condensed Statements of Cash Flows (Unaudited) for the three
                                   months ended March 31, 1997 and 1996 ........................   3
                                 Notes to Condensed Financial Statements (Unaudited) ...........   4

Signatures                       ..............................................................    6


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

MARKETABLE SECURITIES

         Effective January 1, 1994 the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. The Company's accounting policy for and classification of investments are consistent with those of 1996. Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

         Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At March 31, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

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


5.     CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at March 31, 1997:

                                                                    GROSS             GROSS           ESTIMATED
                                                 AMORTIZED        UNREALIZED        UNREALIZED        FAIR MARKET
                                                    COST            GAINS             LOSSES             VALUE
                                                ------------     ------------      ------------      ------------
Cash and cash equivalents:
  Cash                                          $    992,368     $       --        $       --        $    992,368
  Money Market Fund                                1,497,058             --                --           1,497,058
  Commercial Paper                                 5,750,000             --                --           5,750,000
                                                ------------     ------------      ------------      ------------
                                                   8,239,426             --                --           8,239,426
Marketable Securities:
  Certificate of Deposit                              93,809             --                (616)           93,193
  Commercial Paper                                   397,360             --                (920)          396,440
  Corporate Debt Securities                       31,264,225            2,614          (142,582)       31,124,257
                                                ------------     ------------      ------------      ------------
                                                  31,755,394            2,614          (144,118)       31,613,890
                                                ------------     ------------      ------------      ------------
Total cash, cash equivalents and marketable
securities                                      $ 39,994,820     $      2,614      $   (144,118)     $ 39,853,316
                                                ============     ============      ============      ============

     The amortized cost and estimated fair value of available-for-sale securities at March 31, 1997, by contractual maturity, are as follows:

                                                 AMORTIZED       ESTIMATED
                                                   COST         FAIR VALUE
                                                -----------     -----------
     Marketable Securities:
       Due in one year or less                  $15,014,406     $14,963,619
       Due after one year through two years      16,740,988      16,650,271
                                                -----------     -----------
                                                $31,755,394     $31,613,890
                                                ===========     ===========

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: October 9, 1997        BIOSITE DIAGNOSTICS INCORPORATED


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