Form 10-Q/A
period 1997-06-30
BIOSITE DIAGNOSTICS INC
filed 1997-10-09
CIK 834306

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

                                      INDEX


                                                                                                                  PAGE
                                                                                                                  ----
PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements:
             Condensed Balance Sheets as of June 30, 1997 (Unaudited)
                and  December 31, 1996.....................................................................         1
             Condensed Statements of Income (Unaudited) for the three months and six months
               ended June 30, 1997 and 1996................................................................         2
             Condensed Statements of Cash Flows (Unaudited) for the six
               months ended June 30, 1997 and 1996.........................................................         3
             Notes to Condensed Financial Statements (Unaudited)...........................................         4


Signatures   ..............................................................................................         6

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At June 30, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

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

5.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at June 30, 1997:

                                                                                GROSS            GROSS           ESTIMATED
                                                            AMORTIZED         UNREALIZED       UNREALIZED       FAIR MARKET
                                                               COST             GAINS            LOSSES            VALUE
                                                           ------------      ------------     ------------      ------------
Cash and cash equivalents:
  Cash                                                     $  1,184,345      $       --       $       --        $  1,184,345
  Money Market Fund                                             372,865              --               --             372,865
  Commercial Paper                                            5,048,678              --               --           5,048,678
                                                           ------------      ------------     ------------      ------------
                                                              6,605,888              --               --           6,605,888
Marketable securities:
  Certificates of Deposit                                     1,093,587              --               (391)        1,093,196
  U.S. Treasury Securities                                    3,006,542              --               --           3,006,542
  Corporate Debt Securities                                  29,738,271              --            (28,356)       29,709,915
                                                           ------------      ------------     ------------      ------------
                                                             33,838,400              --            (28,747)       33,809,653
                                                           ------------      ------------     ------------      ------------
Total cash, cash equivalents and marketable securities     $ 40,444,288      $       --       $    (28,747)     $ 40,415,541
                                                           ============      ============     ============      ============

     The amortized cost and estimated fair value of available-for-sale securities at June 30, 1997, by contractual maturity, are as follows:

                                                 AMORTIZED       ESTIMATED
                                                   COST         FAIR VALUE
                                                -----------     -----------
     Marketable securities:
       Due in one year or less                  $16,289,860     $16,267,744
       Due after one year through two years      17,548,540      17,541,909
                                                -----------     -----------
                                                $33,838,400     $33,809,653
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