Form 10-Q
period 1997-09-30
BIOSITE DIAGNOSTICS INC
filed 1997-11-12
CIK 834306

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to

                        Commission file number 000-21873

                        BIOSITE DIAGNOSTICS INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                  33-0288606
      [State or other jurisdiction                    [I.R.S. Employer
    of incorporation or organization]                Identification No.]

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


The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at
                        October 31, 1997 was 12,816,809






================================================================================

                        BIOSITE DIAGNOSTICS INCORPORATED
                                   FORM 10-Q

                                     INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION


Item 1.        Financial Statements:
               Condensed Balance Sheets as of September 30, 1997 (Unaudited)
                 and  December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .         1
               Condensed Statements of Income (Unaudited) for the three months and nine months
                 ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . .         2
               Condensed Statements of Cash Flows (Unaudited) for the nine
                 months ended September 30, 1997 and 1996   . . . . . . . . . . . . . . . .         3
               Notes to Condensed Financial Statements (Unaudited)  . . . . . . . . . . . .         4

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .         7

Item 3.        Quantitative and Qualitative Disclosure about Market Risk  . . . . . . . . .   Not Applicable


PART II. OTHER INFORMATION


Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

Item 2.        Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . .         17

Item 3.        Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .   Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .   Not Applicable

Item 5.        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Not Applicable

Item 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .         18


Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                      1997              1996
                                                                                  ------------    ------------
                                                                                  (Unaudited)         (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  4,826,814    $  1,609,861
  Marketable securities, available-for-sale                                         36,467,874       8,305,663
  Accounts receivable                                                                5,784,255       4,608,072
  Receivable from stockholder                                                        1,277,934         869,535
  Inventories                                                                        2,219,544       1,732,180
  Other current assets                                                               2,730,881       1,864,298
                                                                                  ------------    ------------
        Total current assets                                                        53,307,302      18,989,609
Property, equipment and leasehold improvements,  net                                 7,065,738       4,140,163
Patents and license rights, net                                                      3,879,103       4,292,277
Other assets                                                                         1,088,048       2,666,569
                                                                                  ------------    ------------
                                                                                  $ 65,340,191    $ 30,088,618
                                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $  1,260,680    $    967,974
  Accrued salaries and other                                                         1,840,589       1,950,800
  Accrued contract payable                                                             630,283         751,544
  Current portion of long-term obligations                                           1,379,837       1,012,073
                                                                                  ------------    ------------
        Total current liabilities                                                    5,111,389       4,682,391
Long-term obligations                                                                3,803,521       3,252,944
Commitments and contingencies
Stockholders' equity:
Preferred  stock,  $.01  par  value,  5,000,000 shares  and  8,328,847  shares authorized  at  September  30,  1997  and  December  31,  1996,  respectively;
  8,328,847 shares issued and outstanding at December 31, 1996
                                                                                          --            83,288
Common stock, $.01 par value, 25,000,000 shares and 12,000,000 shares authorized at September 30, 1997 and December 31, 1996, respectively;
  12,810,326 and 1,473,573 shares issued and outstanding at September 30, 1997 and December 31, 1996, respectively
                                                                                       128,103          14,736
Additional paid-in capital                                                          53,369,398      22,094,711
Unrealized net gain (loss) on marketable securities, net of related tax
  effect                                                                                15,578          (2,754)
  Deferred compensation                                                               (345,258)       (427,345)
  Retained earnings                                                                  3,257,460         390,647
                                                                                  ------------    ------------
        Total stockholders' equity                                                  56,425,281      22,153,283
                                                                                  ------------    ------------
                                                                                  $ 65,340,191    $ 30,088,618
                                                                                  ============    ============


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                            -------------                    -------------
                                                         1997            1996           1997             1996
                                                     ------------    ------------   ------------    ------------
 Net sales                                           $  8,079,163    $  7,247,379   $ 23,409,100    $ 20,224,976
 Cost of sales                                          1,693,255       1,549,153      4,930,506       4,317,648
                                                     ------------    ------------   ------------    ------------
 Gross profit                                           6,385,908       5,698,226     18,478,594      15,907,328

 Operating Expenses:
   Research and development                             3,022,469       2,544,358      8,441,900       6,515,097
   Selling, general and administrative                  3,036,944       2,186,808      8,108,438       6,116,484
   Settlement of patent matters                                --              --             --       2,368,282
                                                     ------------    ------------   ------------    ------------
                                                        6,059,413       4,731,166     16,550,338      14,999,863
                                                     ------------    ------------   ------------    ------------

 Operating income                                         326,495         967,060      1,928,256         907,465

 Other income:
   Interest and other income                              630,640         198,006      1,508,790         585,015
   Contract revenue-related party                         197,740         302,350        777,767         856,880
                                                     ------------    ------------   ------------    ------------

Income before benefit (provision) for income taxes      1,154,875       1,467,416      4,214,813       2,349,360
 Benefit (provision) for income taxes                    (266,000)        588,744     (1,348,000)        264,000
                                                     ------------    ------------   ------------    ------------

 Net income                                          $    888,875    $  2,056,160   $  2,866,813    $  2,613,360
                                                     ============    ============   ============    ============

 Net income per share                                $       0.07    $       0.19   $       0.22    $       0.24
                                                     ============    ============   ============    ============

 Shares used in calculating per share amounts          13,454,000      11,101,000     12,926,000      10,833,000
                                                     ============    ============   ============    ============


See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   ---------------------------------
                                                                        1997                 1996
                                                                   ------------         ------------
OPERATING ACTIVITIES
Net cash provided by operating activities                          $  2,387,154         $  1,099,736

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities
                                                                     21,268,180           11,605,384
Purchase of marketable securities                                   (49,399,837)          (8,705,962)
Purchase of property, equipment and leasehold improvements
                                                                     (4,477,333)          (1,378,923)
Patents, license rights, deposits and other assets                    1,215,682           (3,963,357)
                                                                   ------------         ------------
Net cash used in investing activities                               (31,393,308)          (2,442,858)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                       3,109,408            1,364,137
Principal payments under financing obligations                       (1,191,067)            (955,100)
Proceeds from issuance of stock, net                                 30,304,766               68,302
                                                                   ------------         ------------
Net cash provided by financing activities                            32,223,107              477,339
                                                                   ------------         ------------
Increase (decrease) in cash and cash equivalents                      3,216,953             (865,783)

Cash and cash equivalents at beginning of period                      1,609,861            2,276,403
                                                                   ------------         ------------
Cash and cash equivalents at end of period                         $  4,826,814         $  1,410,620
                                                                   ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                    $    238,233         $    212,329
                                                                   ============         ============
  Income taxes  paid                                               $    859,550         $    103,874
                                                                   ============         ============


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

   Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At September 30, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

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


2. NET INCOME PER SHARE

  Net income per share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares are computed using the treasury stock method and consist of common stock which may be issuable upon exercise of outstanding common stock options, when dilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the twelve months immediately preceding the Company's initial public offering, plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of stock

                        BIOSITE DIAGNOSTICS INCORPORATED
options, have been included in the calculation of the shares used in computing net income per share as if these shares were outstanding for all periods presented using the treasury stock method. In addition, the calculation of the shares used in computing net income per share also includes convertible preferred stock which converted into 8,328,847 shares of common stock and an outstanding $1.0 million convertible debenture and related accrued interest which converted into 92,575 common shares (based on the initial public offering price of $12.00 per share) upon the completion of the initial public offering, as if they were converted into common stock as of the original dates of issuance.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the entity. The Company plans to adopt Statement No. 128 beginning with its financial statements for the quarter and year ended December 31, 1997. The impact of Statement No. 128 is expected to result in the calculation of basic net income per share of $0.07 and $1.41 for the quarters ended September 30, 1997 and 1996, respectively, and a calculation of basic net income per share of $0.27 and $1.84 for the nine months ended September 30, 1997 and 1996, respectively. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of diluted net income per share.


3. BALANCE SHEET INFORMATION

Inventories consist of the following:

                                     SEPTEMBER 30,     DECEMBER 31,
                                        1997               1996
                                     ----------        ----------
              Raw materials          $  776,698        $  441,719
              Work in process         1,251,549         1,125,608
              Finished goods            191,297           164,853
                                     ----------        ----------
                                     $2,219,544        $1,732,180
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

                        BIOSITE DIAGNOSTICS INCORPORATED

5.  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at September 30, 1997:


                                                                             GROSS             GROSS           ESTIMATED
                                                           AMORTIZED       UNREALIZED        UNREALIZED      FAIR MARKET
                                                              COST           GAINS            LOSSES            VALUE
                                                          ------------    ------------     ------------     ------------
Cash and cash equivalents:
  Cash                                                    $  1,452,456    $       --       $       --       $  1,452,456
  Money Market Fund                                          1,182,169            --               --          1,182,169

  Commercial Paper                                           2,192,189            --               --          2,192,189
                                                          ------------    ------------     ------------     ------------
                                                             4,826,814            --               --          4,826,814
Marketable securities:
  Certificates of Deposit                                    2,093,704           1,041             (207)       2,094,538

  U.S. Treasury Securities                                   4,008,449           8,441             --          4,016,890
  Corporate Debt Securities                                 30,339,756          31,335          (14,645)      30,356,446
                                                          ------------    ------------     ------------     ------------
                                                            36,441,909          40,817          (14,852)      36,467,874
                                                          ------------    ------------     ------------     ------------
Total cash, cash equivalents and marketable securities    $ 41,268,723    $     40,817     $    (14,852)    $ 41,294,688
                                                          ============    ============     ============     ============

         The amortized cost and estimated fair value of available-for-sale securities at September 30, 1997, by contractual maturity, are as follows:

                                                            AMORTIZED      ESTIMATED
                                                               COST       FAIR VALUE
                                                           -----------    -----------
                 Marketable securities:
                   Due in one year or less                 $20,029,195    $20,031,335
                   Due after one year through two years     16,412,714     16,436,539
                                                           -----------    -----------
                                                           $36,441,909    $36,467,874
                                                           ===========    ===========

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, approval, introduction and acceptance of new products, such as the Triage Cardiac Panel and Triage C. diff Panel, , dependence on others, the impact of competitive products, patent issues, changing market conditions and the other risks detailed under "Factors that May Affect Results," and throughout the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q and Form 10-K, respectively. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

  Since the Company's inception in 1988, the Company has been primarily involved in the research, development, manufacturing and marketing of rapid diagnostic tests. The Company began commercial sales of the Triage Panel for Drugs of Abuse ("Triage DOA") in February 1992 and currently markets the product worldwide primarily through distributors supported by a small direct sales force. The Company is engaged in research and development of additional rapid diagnostic products in the microbiology, cardiology and therapeutic drug monitoring fields.

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

RECENT DEVELOPMENTS

Research and Development

  During the third quarter, the Company completed its clinical trials related to the Triage Cardiac Panel. In August, the Company filed a pre- market notification, known as a 510(k), with the U.S. Food and Drug Administration ("FDA"), seeking clearance to market the assay device component of the Triage Cardiac Panel in the United States. In October, the Company was granted such clearance by the FDA. The Triage Cardiac Panel product may aid in the detection of Acute Myocardial Infarction (AMI) and provide physicians with the ability to make treatment decisions in a timely manner. Used in conjunction with the Triage Meter, the Triage Cardiac Panel is a rapid diagnostic product that would quantitatively measure, in a single test device, the level of CK-MB, Troponin I and Myoglobin from a whole blood sample. Prior to the actual launch of the Triage Cardiac product, the Company will need to file and obtain clearance for two additional 510(k)'s, related to test quality control and calibration, as well as obtain clearance of a 510(k) for the Triage Meter, which was filed in September.

  The Company also successfully completed feasibility studies for the Triage Neoral Assay under its antibody license agreement with Novartis Pharma AG ("Novartis"). As a result of this milestone achievement, Novartis will invest an additional $500,000 in Biosite by January 1998.

Product Distribution Negotiations

  With the potential launch of new products from the Company's development pipeline, the Company is evaluating distribution alternatives for its current products and potential new products. As a result, the Company plans to increase the size of its sales force in the U.S. and is negotiating to potentially expand its distributor alliance with the Fisher Healthcare Division ("Fisher") of the Fisher Scientific Company, the Company's U.S. distributor in the medical market. The long-term distribution arrangement being negotiated with Fisher, if executed, may expand Fisher's role to include the distribution of certain of the potential new products in the U.S. medical market.

  The Company also is negotiating with Merck KGaA ("Merck") for the reacquisition of certain international distribution rights for the Triage DOA product line and certain development and distribution rights for the Triage Cardiac Panel product in development. Concurrently, the Company is evaluating product distribution alternatives for the international markets, including, among other things, the establishment of European operations with a direct sales force in certain countries. The reacquisition of the development and distribution rights for the Triage Cardiac Panel product in development may require a cash payment and forgiveness of amounts owed to the Company by Merck related to the development of the Triage Cardiac Panel product.

  The Company anticipates that it may, if appropriate, enter into additional distribution agreements with respect to its products currently under development and products that it develops in the future, if any of such products receive the requisite regulatory clearance or approvals.


  There can be no assurance that the Company will be able to enter into agreements with Fisher and Merck or other distribution agreements on acceptable terms, if at all. If the Company elects to distribute products directly, there can be no assurance that the Company's direct sales, marketing and distribution efforts would be successful. A failure to enter into acceptable distribution agreements and a failure of the Company to successfully market its products would have a material and adverse effect on the Company.

Litigation

    In September, the Company was named in a lawsuit filed by Behring Diagnostics GmbH and Behring Diagnostics, Inc. alleging that the Company's Triage(R) DOA products infringe on U.S. Patent 4,366,241 held by the plaintiffs. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and it may incur significant legal costs in executing its defense. If the Company's Triage DOA products were found to infringe such patents, and if an acceptable license was not available, the Company would be materially and adversely effected. The filing of the lawsuit is not expected to impact the development of the Company's potential new products.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   1997         1996        1997         1996
                                                   ----         ----        ----         ----
Net sales ..................................        100%         100%        100%         100%
Cost of sales ..............................         21%          21%         21%          21%
                                                   ----         ----        ----         ----
Gross profit ...............................         79%          79%         79%          79%

Operating Expenses:
      ......................................         37%          35%         36%          32%
Research and development
      ......................................         38%          30%         35%          30%
Selling, general and administrative
      ......................................          0%           0%          0%          12%
                                                   ----         ----        ----         ----
Settlement of patent matters
Total operating expenses ...................         75%          65%         71%          74%
                                                   ----         ----        ----         ----

Income from operations .....................          4%          13%          8%           5%
Interest and other income, net .............         10%           7%         10%           7%
                                                   ----         ----        ----         ----
Income before benefit (provision) for income         14%          20%         18%          12%
taxes
Benefit (provision) for income taxes .......         (3)%          8%         (6)%          1%
                                                   ----         ----        ----         ----
Net income .................................         11%          28%         12%          13%
                                                   ====         ====        ====         ====

  Net Sales. Net Sales for the three and nine months ended September 30, 1997 increased to $8.1 million and $23.4 million, respectively, up 11% and 16%, respectively, compared to the same periods of 1996. The increase is primarily attributable to the continued market acceptance of the Company's Triage DOA products. In particular, sales of the higher-priced Triage DOA Plus TCA product increased 34% to $4.5 million for the third quarter of 1997 from $3.4 million for the third quarter of 1996. On a year-to-date basis, sales of Triage DOA Plus TCA were $12.2 million, 30% higher than the comparable period of 1996. The Company believes that the growth in sales of Triage DOA products will slow as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

  Gross profit. Gross profit for the three months and nine months ended September 30, 1997 was $6.4 million and $18.5 million, respectively, representing increases of 12% and 16%, respectively, over the comparable periods of 1996. The increased gross profit resulted primarily from increased sales of the Triage DOA product line. Gross margins remained at 79% for both the third quarter and first nine months of 1997, which was consistent with the
gross margins for the same periods of 1996.   The Company expects that gross
margins may decrease in the future, primarily as a result of the potential introduction of new products. Such potential new products are expected to realize lower gross margins during the early stages of commercialization of these products.

  Research and Development Expenses. Research and development expenses for the three months and nine months ended September 30, 1997 were $3.0 million and $8.4 million, respectively, representing increases of 19% and 30%, respectively, from the comparable periods of 1996. These increases resulted from the expansion of the Company's research and development and manufacturing scale-up efforts associated with its cardiac, microbiology, and therapeutic drug monitoring assays under development. During the third quarter, the Company continued to expend significant efforts on activities related to the Triage Cardiac Panel and the Triage C. diff Panel, two products under development which the Company believes are closest to commercialization, while continuing other research and development activities. Clinical investigations of the Triage C. diff Panel were initiated in the first half of 1997 and are expected to continue into the fourth quarter of 1997. The Company expects that its research and development expenses will continue to increase in 1997, as compared to 1996 levels, and may continue to increase in 1998. The increased expenditures are expected to primarily relate to hiring additional personnel, preclinical and clinical studies, product development efforts and manufacturing scale-up activities. The timing of such increased expenditures and their magnitude are primarily dependent on the success of the research and development and the timing of potential product launches. With the FDA approval of the assay device component of the Triage Cardiac Panel Product, manufacturing scale-up activities are expected to continue to increase in the fourth quarter of 1997 and first quarter of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months and nine months ended September 30, 1997 were $3.0 million and $8.1 million, respectively, representing increases of 39% and 33%, respectively, from the comparable periods of 1996. The 1997 increases were primarily a result of the cost of expanding the Company's in-house marketing and administrative functions to support the Company's expanded operations. During the third quarter of 1997, the Company continued to implement certain marketing programs designed to spur greater sales of its Triage DOA products in the workplace testing market and secure long-term commitments from customers in the clinical market. Additionally, preparatory marketing activities related to the potential launch of new products were initiated or expanded during the third quarter. The Company expects selling, general and administrative costs to increase significantly in the fourth quarter of 1997 and into 1998, as the Company continues to expand its level of operations and in anticipation of potential changes in its operations resulting from, among other things, the potential introduction of new products, patent litigation, and the Company's obligations as a public reporting entity. Associated with the potential introduction of new products are increased costs related to the Company's plans to expand its sales force in the U.S. and abroad, increased marketing activities, and the addition of administrative personnel to support expanded manufacturing and sales activities. The timing of such increased expenditures and their magnitude are primarily dependent on the success of the development of new products and the timing of their commercialization, distribution strategies and sales growth.

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

  Interest and Other Income. Interest and other income increased $433,000 and $924,000 for the three and nine months ended September 30, 1997, respectively, from the comparable periods in 1996. The increases resulted primarily from the higher average balances of cash, cash equivalents and marketable securities during the first three quarters of 1997 as compared to the same period in 1996. In February 1997, the Company received net proceeds from its initial public offering of approximately $29.8 million.

  Benefit (Provision) for Income Taxes. The Company's provisions for income taxes for the three months and nine months ended September 30, 1997 were $266,000 and $1.3 million, respectively. The Company's effective tax rates were 23% and 32% for the three and nine months periods ended September 30, 1997, respectively. The lower effective tax rate for the third quarter resulted primarily from increases in the estimated federal and state tax credits to be generated in 1997 from research and development and certain capital expenditures. For the three months and nine months ended September 30, 1996, the Company recorded a benefit for income taxes of $589,000 and $264,000, respectively. The benefit for income taxes resulted primarily from a reduction in the valuation allowance for deferred taxes of $1.1 million in the three months ended September 30, 1996, as the realization of such assets became probable.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically financed its operations through private placements of equity securities, revenues from operations, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its inception, the Company has raised over $21.7 million in net cash proceeds from the private placement of equity securities and $1.0 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net cash proceeds from its initial public offering of 2,760,000 shares of Common Stock. At September 30, 1997, the Company had cash, cash equivalents, and marketable securities of approximately $41.3 million compared to $9.9 million at December 31, 1996.

  The increase in cash, cash equivalents, and marketable securities during the nine months ended September 30, 1997 is largely attributable to the net proceeds, of approximately $29.8 million, raised in the Company's initial public offering in February 1997. Additionally, the Company generated cash of $2.4 million from operating activities for the nine months ended September 30, 1997 as compared to net cash of $1.1 million generated from operating activities for the nine months ended September 30, 1996. Net cash provided by operating activities for the nine months ended September 30, 1996 included the payment of $2.2 million for a license right accrued as of December 31, 1995 and the payment of $2.0 million to settle patent litigation with Abbott Laboratories. Other significant sources and uses of cash for the nine months ended September 30, 1997 included the expenditure of $700,000 to acquire licenses to certain in-process technologies, $4.5 million for capital equipment and leasehold improvements and the receipt of $3.1 million in proceeds from financing obligations. Other significant sources and uses of cash for the nine months ended September 30, 1996 included the acquisition of license rights from Abbott Laboratories for $3.5 million, the generation of $2.9 million in cash as a result of maturing marketable securities which were not reinvested, the expenditure of $1.4 million for capital equipment and leasehold improvements and the receipt of $1.4 million in proceeds from equipment financing.

  The Company's primary short-term needs for capital, which are subject to change, are for expansion of its manufacturing capacity for potential new products, expansion of its direct sales force and marketing programs related to potential new products, potential repurchase of certain development and distribution rights, potential procurement and enforcement of patents, resolution of patent disputes, and the continued advancement of research and development efforts. The Company utilizes credit arrangements with financing companies and leasing companies to finance the purchase of capital equipment. As of September 30, 1997, the Company had equipment financing lines of credit with financial institutions totaling $3.5 million, of which approximately $2.5 million was available for future borrowing. The $500,000 and $3.0 million lines of credit expire on March 30 and June 30,

1998, respectively. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

  The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs at least through 1998. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Certain future funding arrangements may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed, gain market acceptance and become and remain competitive, results of clinical investigations, the timing and results of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, and resolution of patent disputes. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.


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


- Limited History of Profitability, Potential Quarterly Fluctuations in Future Operating Result

  The Company first achieved profitability in fiscal 1994 and prior to that time incurred significant operating losses. The Company experienced operating profits on a quarterly basis in 1995. However, the Company incurred an operating loss for the first quarter of 1996 and then returned to operating profitability for the remaining quarters of 1996. There can be no assurance that the Company will remain profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and patent conflicts. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if any, order cancellations or order rescheduling. Because the Company is continuing to increase its operating expenses for personnel, including the expansion of its sales force, manufacturing scale-up costs and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

- Near-term Dependence of the Company on Triage DOA

  To date, sales of Triage DOA have accounted for all of the Company's sales. The Company expects its revenue and profitability will substantially depend on the sale of Triage DOA for the foreseeable future. A reduction in demand for Triage DOA or an adverse outcome in patent infringement litigation with respect to Triage DOA could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of Triage DOA will slow as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for Triage DOA. Additionally, most of the Company's customers are healthcare providers facing continuous cost containment pressure, which could also erode the Company's profit margin for Triage DOA. The Company's continued growth will depend on its ability to successfully develop and commercialize other products, gain additional acceptance of Triage DOA in new market segments or transition customers to higher-margin products of the Triage DOA product line, such as Triage DOA Plus TCA. There can be no assurance that the Company will be able to successfully develop and commercialize new products or that the Company will be able to maintain or expand its share of the drug testing market. Technological change or the development of new or improved diagnostic technologies could result in the Company's products becoming obsolete or noncompetitive.

- Dependence on Development and Introduction of New Products for Revenue Growth and Profitability

  Except for Triage DOA, all of the Company's products are still under development, and there can be no assurance that such products will be successfully developed or commercialized on a timely basis, if at all. The Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies, including the Triage Meter (a fluorescent meter) and assay devices. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, that regulatory clearance or approval of any new products will be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, if at all, or that the new products will be successfully commercialized. The Company has limited resources to devote to the development of all its potential products and consequently a delay in the development of one product may delay the development of other products. In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity and a cost effective sales force and adminstrative infrastructure and an effective product distribution system for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing of any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

- Dependence on Key Distributors; Limited Direct Sales Experience

  The Company relies upon distributors and its own sales force to distribute Triage DOA and may rely upon distributors to distribute products under development. Triage DOA is currently marketed pursuant to exclusive distribution agreements in the U.S. medical market by Fisher and in certain countries in Europe, Latin America, the Middle East, Asia and Africa by Merck KGaA. The loss or termination of either of these distributors could have a material adverse effect on the Company's sales and operating income unless suitable alternatives can be arranged.

The Fisher distribution agreement has minimum quarterly sales milestones which have not been met and gives the Company the option to terminate the agreement without payment of a termination fee. Fisher would be obligated to pay to Biosite a portion of the penalty Fisher incurred in 1996, and the Company would be allowed to appoint a new distributor or to sell Triage DOA directly in the U.S. medical market. The Company has not exercised its right to terminate the agreement and is currently negotiating a new distribution agreement. The long-term distribution arrangement being negotiated with Fisher, if executed, would expand Fisher's role to include the distribution of certain of the potential new products in the U.S. medical market. There can be no assurance that a new distribution agreement will be executed. The current Fisher distribution agreement provides for a six-month transition period in the event of termination.

  Merck currently distributes Triage DOA and has an agreement with Biosite to distribute the Triage Cardiac Panel in development, in certain countries in Europe and Latin America and in South Africa. As a result of Merck's decision to refocus away from certain aspects of the human diagnostics business, Biosite is negotiating the reacquisition of certain international distribution rights for the Triage DOA product line and certain development and distribution rights from Merck for the Triage Cardiac Panel product in development. Concurrently, the Company is evaluating product distribution alternatives for the international markets, including the establishment of European operations with a direct sales force in certain countries. The reacquisition of the development and distribution rights for the Triage Cardiac Panel product in development may require a cash payment and forgiveness of amounts owed to the Company by Merck related to the development of the Triage Cardiac Panel product. There can be no assurance that, if the rights are reacquired by Biosite, the Company can make successful alternative distribution arrangements.

  The Company anticipates that it may enter into additional distribution agreements with respect to its products currently marketed, when appropriate and potential products that it is developing or may develop in the future, if any such products receive the requisite regulatory clearance or approvals. There can be no assurance that the Company will be able to enter into such agreements on acceptable terms, if at all, or if the Company elects to distribute new products directly that the Company's direct sales, marketing and distribution efforts would be successful.

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

         Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. In March 1996, the Company settled a potential patent infringement claim by obtaining a license to the contested patent in return for a one-time payment of $2.2 million. In September 1996, the Company settled a patent infringement lawsuit filed by Abbott Laboratories and obtained a license to the contested patent in return for the payment of $5.5 million and the agreement to pay certain royalties. There can be no assurance that the Company will not in the future become subject to other patent infringement claims and litigation in addition to those referred to below, or to interference proceedings conducted in the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions.

    On September 9, 1997, the Company was sued for patent infringement by Behring Diagnostics GmbH and Behring Diagnostics, Inc. (together "Behring"). Behring alleges that the Company's Triage DOA products infringe a U.S. patent held by the plaintiffs and they seek unspecified damages and to enjoin future sales of the Triage DOA products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and it may incur significant legal costs in executing its defense.

   The Company has received correspondence from Becton Dickinson and Company ("B-D"), a major manufacturer of medical supplies, devices and diagnostic systems, offering to license a U.S. patent held by B-D to the Company. B-D did not propose any license terms in its correspondence. The Company has reviewed such patent and believes that it has defenses to any infringement claim under such patent. In addition, the Company has received a letter from Spectral Diagnostics, Inc. ("Spectral"), a manufacturer of rapid-format cardiac-diagnostic panels, informing the Company that Spectral holds U.S. patents covering a kit for diagnosing and distinguishing chest pain. This letter stated that Spectral has not yet determined its position with respect to the licensing of its technology. Spectral subsequently informed the Company that it received a notice of allowance from the USPTO with respect to another patent application. The Company has asked Spectral for a clarification of its position, but Spectral has refused to state whether it will or will not allege infringement of its patent by the Triage Cardiac Panel once that product is launched. The Company is continuing its review of the issued patent cited in this letter and other materials with respect to the allowed patent application and is evaluating their potential impact on the Triage Cardiac Panel. There can be no assurance that B-D or Spectral will not initiate litigation alleging that Triage DOA or the Triage Cardiac Panel, respectively, infringe claims under such manufacturer's patents. Such litigation, if initiated, could seek to recover damages as a result of any sales of such products and to enjoin further such sales.

   The Behring litigation and any such litigation with B-D or Spectral may result in significant expenses to the Company regardless of the outcome. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent the Company from selling Triage DOA or the Triage Cardiac Panel, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Biosite is aware of a U.S. patent owned by Celltech Limited ("Celltech") relating to the manufacture of antibodies, such as those developed or being developed by Biosite for several products, including Triage Cardiac. Biosite is also aware that this patent is the subject of an interference proceeding in the USPTO which was initiated in February 1991 with a patent application filed by Genentech, Inc. ("Genentech"). In September 1996, the European Patent Office ("EPO") invalidated, following an opposition, certain claims under Celltech's corresponding EPO- granted patent that may be relevant to Biosite's products and products under development. Celltech has indicated that it will appeal such decision. If Celltech does appeal, such claims can be reinstated, at least until a final decision is rendered. If it is determined that aspects of the manufacturing of Biosite's antibodies are covered by patent claims stemming from the interference or if Celltech were to have such claims upheld on appeal, or if patent infringement litigation is brought against the Company by either Celltech or Genentech, Biosite may be required to obtain a license under such patents and corresponding patents in other countries. There can be no assurance that a license would be made available to Biosite on commercially reasonable terms, if at all. If such license is required and not obtained the Company might be prevented from using certain of its manufacturing technologies. The Company's failure to obtain any required licenses could have a material adverse effect on the Company's business, financial condition and results of operations.

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

- Intensely Competitive Industry; Rapid Technological Change

  The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture laboratory-based tests and analyzers, as well as clinical reference laboratories and hospital-based laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital- based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products are attractive alternatives to tests performed by clinical reference laboratories and hospital-based laboratories. This will require physicians to change their established means of having such tests performed. There can be no assurance that the Company's products will be able to compete with the testing services provided by these laboratories. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Boehringer Mannheim GmbH, Chiron Diagnostics, Clinical Diagnostic Systems, a division of Johnson & Johnson, DADE International, and Roche Biosciences, Inc., have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies that may be more effective than the Company's technologies, will not prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

    In September, the Company was named in a lawsuit filed by Behring Diagnostics GmbH and Behring Diagnostics, Inc. alleging that the Company's Triage DOA products infringe on U.S. Patent 4,366,241 held by the plaintiffs. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and it may incur significant legal costs in executing its defense. The filing of the lawsuit is not expected to impact the development of the Company's potential new products.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Changes in Securities

         On October 22, 1997, the Board of Directors of the Company adopted a Stockholder Rights Plan. Under the terms of the Rights Plan, stockholders of record as of November 3, 1997 will receive a dividend of one Preferred Stock Purchase Right for each share of Common Stock held on that date. The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (such person or group, a "15% holder") or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the Common Stock. Each Right will entitle stockholders to buy one one-thousandth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $50.00, subject to certain antidilution adjustments.

         If a person or group accumulates 15% or more of the Common Stock, each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will be adjusted so that upon exercise the holder will have the right to receive that number of shares of Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price of the Right. In addition, if following the public announcement of the existence of a 15% holder the Company is involved in a merger or business combination or a sale of 50% or more of the Company's assets or earning power, each Right (other than Rights held by a 15% holder and certain related parties, which will be voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time. The Board of Directors will also have the right, following the public announcement of the existence of a 15% holder, to cause each Right (other than rights held by the 15% holder) to be exchanged for one share of Common Stock.

         The Board of Directors is entitled to redeem the Rights at $.01 per Right at any time prior to the public announcement of the existence of a 15% holder.

(d)      Use of proceeds

         The Company sold 2,760,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-17657), which was declared effective by the Securities and Exchange Commission on February 10, 1997. The managing underwriters of the offering were Cowen & Company and Alex. Brown & Sons. The aggregate gross proceeds of the offering were $33,120,000. The Company's total expenses in connection with the offering were $3,291,629, of which $2,318,400 was for underwriting discounts and commissions and $973,229 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively Affiliates). The Company's net proceeds from the offering were $29,828,371. As of September 30, 1997, the Company has expended approximately $3,976,000 of such net proceeds for the purchase of property, equipment and leasehold improvements, $7,550,000 for research and development, and $4,699,000 on sales and marketing activities. The Company also utilized approximately $5,133,000 for working capital and general corporate purposes. As of September 30, 1997, the Company has expended an aggregate of approximately $21,358,000 of such net proceeds. The Company invested, from time to time, the balance of such net proceeds primarily in marketable securities and money market funds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 27.1  Financial Data Schedule


         (b)     Reports on Form 8-K.

                 None

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Dated:   November 10, 1997         BIOSITE DIAGNOSTICS INCORPORATED



                                         By:  /s/ CHRISTOPHER J. TWOMEY
                                            -----------------------------------
                                              Christopher J. Twomey
                                              Vice President, Finance and Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  Exhibit Index


Exhibit
Number                             Description

27.1                   Financial Data Schedule