Form 10-K
period 1997-12-31
BIOSITE DIAGNOSTICS INC
filed 1998-03-31
CIK 834306

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                -----------------

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                       OR

[ ]TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                -----------------

                              Securities registered
                     pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock $.01 par value
                         Preferred Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1998 as reported on the Nasdaq National Market, was approximately $69,140,000. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 28, 1998, there were 12,876,016 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Stockholders to be held on May 21, 1998 is incorporated by reference in Part III, Item 10 (as to directors), 11, 12 and 13 of this
                                   Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        BIOSITE DIAGNOSTICS INCORPORATED

                                    FORM 10-K

                                      INDEX

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.      Business.................................................        1
Item 2.      Properties ..............................................       28
Item 3.      Legal Proceedings .......................................       29
Item 4.      Submission of Matters to a Vote of Security Holders .....      N/A

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters .....................................       30
Item 6.      Selected Financial Data..................................       31
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................       32
Item 8.      Financial Statements and Supplementary Data .............       38
Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure......................      N/A

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.......       39
Item 11.     Executive Compensation...................................       40
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management...............................................       40
Item 13.     Certain Relationships and Related Transactions...........       40

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.................................................       41

SIGNATURES ...........................................................       44

Biosite(R) and Triage (R) are registered trademarks of the Company. Immediate Response Diagnostics(TM), Express-TestSM , and the Company's logo are servicemarks or trademarks of the Company.

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

BACKGROUND

     Biosite Diagnostics Incorporated ("Biosite" or the "Company") develops, manufactures and markets rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. The Company believes that its Immediate Response Diagnostics can have an important impact on medical decisions, patient care and the cost of medical treatment. The Company's first product, the Triage Panel for Drugs of Abuse ("Triage DOA Panel"), a small self-contained test capable of detecting a broad spectrum of commonly overdosed prescription and illicit drugs in approximately 10 minutes, is used by over 45% of U.S. hospitals. Since its introduction in 1992, over 6.4 million Triage DOA Panels have been sold worldwide for use in hospital emergency department screening, occupational health and workplace testing. The Company estimates that sales to end-users of the Company's Triage DOA Panel products in 1997 were approximately $47 million, and net sales of approximately $31.7 million in 1997. The Company utilizes distributors in the United States and abroad, as well as a direct sales force, for the distribution of Triage DOA Panel to end-users.

     In January 1998, the Company received final clearance from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac Panel and the Triage Meter in the United States. The Triage Cardiac Panel may aid in the diagnosis of Acute Myocardial Infarction (AMI) and provide physicians with an enhanced ability to make treatment decisions in a timely manner. Used in conjunction with the Triage Meter, the Triage Cardiac Panel is a rapid diagnostic product that quantitatively measures, in a single test device, the level of creatinine kinase MB ("CK-MB"), troponin I and myoglobin from a whole-blood sample. Prior to the launch of the Triage Cardiac Panel, the Company will need to complete an internal validation of the manufacturing processes of the new products, in compliance with FDA standards.

     In March 1998, the Company received final clearance from the FDA to market the Triage C. DIFFICILE Panel, a new rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. Prior to the launch of the Triage C. DIFFICILE Panel, the Company will need to complete an internal validation of the manufacturing processes of the new products, in compliance with FDA standards.

     The Company is developing several additional products for applications where the Company believes its Immediate Response Diagnostics can play an important role in improving patient care. Products under development include tests that are intended to aid in the diagnosis of congestive heart failure and sepsis, the dosing of certain therapeutic drugs and the detection of certain bacterial and parasitic infections.

     The Company has two product platforms that are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon the Company's proprietary technologies in the areas of reagent development, signaling chemistry and micro capillary fluidics. The Company's testing formats are designed to measure single or multiple analyte targets simultaneously, and to allow for the analysis of various sample sources, including urine, serum, plasma, whole blood and stool. The Company has entered into agreements with pharmaceutical and diagnostic companies, including Novartis Pharma AG ("Novartis,") for the development of a product to monitor the concentrations of the immunosuppressant drug, cyclosporine; and Kyoto Dai-ichi Kagaku Co., Ltd. ("KDK") for the development of the Triage Cardiac Panel to be used in the diagnosis of heart attacks; and LRE Relais + Electronik GmbH ("LRE") for the development of the Triage Meter; and Scios Inc

("Scios") for the development of a product to be used in the diagnosis of congestive heart failure; and XOMA Corporation ("Xoma") for the development of a product to be used in the diagnosis of sepsis. The Triage Cardiac Panel and Triage Meter (together called "Triage Cardiac System") have been approved for marketing by the FDA while the other products covered by such arrangements are currently under development and none of the products have generated revenue for the Company.

     The Company uses the Fisher Healthcare division ("Fisher," formerly the Curtin Matheson Scientific division) of the Fisher Scientific Company to distribute the Triage DOA Panel to hospital-based laboratories and emergency departments in the United States and Merck KGaA ("Merck") to distribute the Triage DOA Panel in certain countries in Europe, Latin America, the Middle East, Asia and Africa.

     As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, the Company terminated its agreement with Merck for the Triage DOA Panel product line, effective December 1998. The Company is evaluating product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.


INDUSTRY OVERVIEW

     In 1995, the worldwide market for immunoassays exceeded $5.1 billion, consisting primarily of testing related to infectious disease, endocrinology, therapeutic drug monitoring, drugs of abuse testing, immunology/allergy, tumor markers and blood typing. The global market for immunoassays continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. Such tests are performed primarily in hospital-based laboratories and commercial laboratories, which account for approximately 80% of all diagnostic tests performed annually. In recent years, diagnostic tests that can be performed nearer to the point of patient care have emerged as an important tool in disease diagnosis and management. It has been estimated that the market for point-of-care tests, primarily hospitals and physician office/satellite facilities, will grow at approximately 27% annually through the year 2000.

     Immunoassays were first developed based on technology developed in the 1960s. Although early immunoassays offered unprecedented levels of sensitivity for the detection of low concentration analytes, they suffered from relatively short shelf-lives, long reaction times, a need for radioactive labels to detect completed reactions and lack of consistent results among products from different suppliers. Over time, technological advances such as the introduction of monoclonal antibodies, enzyme and fluorescent labels and various solid phase formats shortened immunoassay reaction times, provided higher specificity and allowed the development of tests with longer shelf-lives and greater consistency.

     These advances also led to the development of immunoassay analyzers, testing systems utilizing automated liquid handling mechanisms and pipetting systems for reagent addition. Modern immunoassay analyzers are capable of storing and selecting multiple reagents for a variety of analytes, including drugs, hormones and cancer antigens. They also provide accurate and highly sensitive test results and help to simplify the performance of immunoassays. However, immunoassay analyzers are large and complex, have lengthy turnaround times and require high volumes of sample throughput to justify the investment in equipment, training, staffing and other costs required to operate and support the systems.

     In recent years, there has been a continuing shift from the use of such conventional analyzer systems to more technologically advanced point-of-care tests that can be performed in minutes by less highly trained personnel. Simple, rapid immunoassays are capable of detecting a single analyte target with a color change that can be visually interpreted. Formats such as dipsticks, test tubes and membrane test cartridges have been used to provide fast, non-instrument read-dependent results for conditions where a single analyte target is present in high concentrations and where a simple yes/no non-numeric answer is clinically relevant. Rapid color change test formats are widely available for pregnancy, strep throat and ovulation prediction. Until recently, simple test formats have remained incapable of precise, multi-analyte detection or highly sensitive, quantitative measurements. As a result, medical conditions where the detection of one or more analytes is required or where the precise quantitation of the target analyte is required have remained the domain of immunoassay analyzers.

     The Company believes that there is significant market potential for advanced point-of-care diagnostic products. Point-of-care testing helps to reduce overall health care delivery costs and can improve patient outcomes by providing diagnosis during the patient visit, thereby minimizing the time to medical intervention and reducing the need for additional patient follow-up. Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both to ensure correct decision making and to avoid unnecessary use of costly inpatient care. Disease management programs such as therapeutic drug monitoring programs can benefit from real-time, point-of-care evaluations that enable care-givers to optimize drug dosing. Quicker diagnosis of infectious agents can also permit earlier prescription of appropriate medications, potentially shortening the duration of illness.


TECHNOLOGY

     Biosite's Immediate Response Diagnostics technology is based on several proprietary advances in the biological and physical sciences that make practical the development and manufacture of rapid, accurate and cost-effective point-of-care diagnostics. The Company's products integrate its expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, signaling chemistry and micro capillary fluidics, each of which is described below. Biosite's research and development program is supported by 72 employees, including 16 Ph.D.s with expertise in the Company's core technologies. By combining research capabilities in each of these areas, Biosite is able to create novel single and multi-analyte diagnostics which overcome the limitations of traditional rapid diagnostic technologies and seek to address the significant unmet need for effective point-of-care diagnostic information.

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

PRODUCT PLATFORMS

     The Company has used its core technologies to develop two product platforms: the Triage Panel and the Triage Meter System. Both of the Company's product platforms utilize the Company's expertise in antibody engineering, analyte cloning, signaling chemistry, micro capillary fluidics and sample handling technologies.

  TRIAGE PANEL

     The Triage Panel platform is designed for rapid, qualitative screening of multiple analytes in a small single-use hand-held device. The Triage Panel has a visual (yes/no) display containing simultaneous tests for up to eight analytes and two control standards. It can be performed in a simple multi-step process, and is capable of performing tests on both urine and stool. The Triage DOA Panel, the first product developed on this platform, tests for up to eight drugs of abuse in approximately 10 minutes. The Company has received FDA approval to market its Triage C DIFFICILE Panel. Triage Panel products under development include two other tests for the detection of microorganisms that cause severe gastrointestinal disease.

  TRIAGE METER

     The Triage Meter platform is designed to provide rapid quantitative results for immunoassays in whole blood, serum and plasma. The Triage Meter System consists of two parts: a small single-use disposable test cartridge and a proprietary, compact, point-of-care, fluorescent meter. After a blood sample is applied to the cartridge, the cartridge is inserted into the meter, which is designed to automatically and simultaneously detect up to six analytes and display the results on a numerical electronic read-out. The meter incorporates proprietary software in erasable, programmable, read-only memory ("EPROM") chips which are intended to be plugged into each meter. These EPROM chips enable the meter to perform multiple types of tests and automatically determine which test is being run. In addition, the EPROM chips are designed to automatically calibrate the meter on a lot specific basis. The software may also provide important information regarding the analyte measured, such as normal or abnormal levels of a marker which could then be used to initiate therapy or manage patient disease. The Company believes that the analyte measuring sensitivity of the Triage Meter System products under development will approximate the sensitivity levels of the conventional immunoassay analyzers. The Company has received FDA approval to market its Triage Cardiac Panel and is currently developing three other applications for this platform: 1) the Triage Neoral

Assay, a product for the monitoring of the concentration of cyclosporine, an immunosuppressant drug prescribed to prevent organ rejection in organ transplant recipients. 2) the Triage BNP Assay, a product to be used in the diagnosis of congestive heart failure, and 3) the Triage LBP Assay, a product to assist in the diagnosis of sepsis.

PRODUCT ATTRIBUTES

     Although the current products and products under development are based upon the Triage Panel and Triage Meter System platforms and utilize different technologies, they share common attributes which the Company believes make them superior to conventional immunoassay analyzers:

     - RAPID RESULTS: The Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Cardiac System and the Company's products under development are designed to offer complete results in a STAT timeframe, and to have room temperature stability, making them immediately available for use.

     - EASE OF USE: The Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Cardiac System and the Company's products under development are designed to be simple to use. The Triage DOA Panel has only three steps while the Triage Meter System products are expected to require only one assay step.

     - HIGH ANALYTICAL ACCURACY: The Company develops and uses high quality biological and chemical reagents to yield highly specific, accurate and reproducible analytical results.

     - CAPABILITY OF PERFORMING MULTIPLE ANALYSES: The Triage DOA Panel, Triage
       C. DIFFICILE Panel, Triage Cardiac System and the Company's products under development are designed to measure one or more target analytes simultaneously, including reagent controls, without sacrificing the quality of the individual analysis. This simultaneous detection capability can provide significant time and cost savings compared to current technologies.

     - RELIABILITY: Biosite's use of internal thresholds, built-in controls, software lockouts and other controlling mechanisms are intended to make its current and future products extremely reliable in any hospital or clinical laboratory setting.

     - COST EFFECTIVENESS: The Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Cardiac System and the Company's products under development are designed to simplify the performance of highly complex testing procedures and significantly reduce the cost of testing equipment acquisition and maintenance, making them cost-effective alternatives to conventional immunoassay analyzers.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The Triage DOA Panel was introduced in 1992 and has been used by hospital emergency departments to screen for up to eight commonly abused prescription and illicit drugs or drug classes. The Company has received FDA approval to market two new products, the Triage Cardiac System and Triage C. DIFFICILE Panel. The Company will need to complete an internal validation of the manufacturing processes of the new products, in compliance with FDA standards, prior to the sale of the new products.

     The Company is developing five additional products (Triage Parasite Panel, Triage Enteric Panel, Triage Neoral Assay, Triage BNP Assay and Triage LBP Assay) which apply the Company's Immediate Response Diagnostics technologies to a variety of other medical testing needs. The Company continues to evaluate other rapid diagnostic product opportunities that can utilize the Company's technologies.

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

TRIAGE PANEL FOR DRUGS OF ABUSE

     The Company believes the U.S. market for abused drug testing is approximately $628 million annually. The U.S. market can be divided into three major categories:

     - MEDICAL TESTING: The medical testing segment represents testing typically performed in a hospital laboratory. The results are generally reported to emergency physicians and psychiatrists. Such tests have the highest need for rapid turnaround of results, and generally have the highest cost per result.

     - NON-MEDICAL TESTING: The non-medical testing market consists of testing performed for the workplace, the criminal justice setting and drug rehabilitation centers. Testing may be performed on-site or at an occupational health provider, but generally samples are sent to independent reference laboratories. The demand for a rapid result varies by type of industry, but typically is not quite as great as in the medical segment. Additionally, the cost per result is slightly reduced.

     - REFERENCE LABORATORY TESTING: The reference laboratory testing market accounts for approximately 40% of the total drug testing market. The majority of samples come from the non-medical testing market, although some smaller hospitals in the medical testing market also send their samples to reference laboratories. In general, results are not available for at least 24 hours from the time the specimen is collected. Despite relatively long turnaround times, the reference laboratory market has remained substantial because of its ability to produce results on a low cost per panel basis and reduce the potential liability associated with workplace testing.

EMERGENCY DEPARTMENT SCREENING

     Emergency physicians have indicated that drug abuse plays a role in 5% to 10% of the emergency medicine cases occurring annually in the United States, either as a primary cause such as an overdose, or as a contributing factor such as in the case of an accident. A diagnostic dilemma confronts physicians when a patient is presented with symptoms that could either be drug related or non-drug related. A patient brought to a hospital emergency department in a coma may be under the influence of narcotics or sedatives, which may require one type of treatment or intervention. Conversely, the same patient may have had a stroke or suffered some form of trauma requiring a completely different type of care. The ability to obtain a differential diagnosis in a timely manner greatly aids the course of treatment.

     Prior to the introduction of the Triage DOA Panel, drug or toxicology screening was accomplished by several technologies, primarily Gas Chromatography/Mass Spectroscopy ("GC/MS") and automated immunoassays. Although GC/MS is the most specific identification method commercially available, it is time consuming (requiring an average of approximately three hours per test), complex and expensive, and is generally reserved for final confirmation of specimens that have been screened positive by an immunoassay. Automated immunoassays, although less expensive than those performed by GC/MS, also require significant amounts of time (approximately one to two hours) because of the necessity of performing analyses of several drugs sequentially on each patient specimen. Additionally, in many cases the equipment required to perform an immunoassay is not accessible on an immediate or STAT basis.

     The Triage DOA Panel is a rapid qualitative urine screen that analyzes a single test sample for up to eight different illicit and prescription drugs or drug classes and provides results in approximately 10 minutes. The Triage DOA Panel is instrument independent, contains built-in controls for accuracy and is capable of a high degree of specificity. Illicit drugs detected by the Triage DOA Panel include: Amphetamines/Methamphetamines (speed, crystal), Cocaine (crack), Opiates (heroin), Phencyclidine (angel dust), Tetrahydrocannabinol (pot, marijuana), while prescription drugs tested by the Triage DOA Panel include Barbiturates (Phenobarbital), Benzodiazepines (Valium, Librium, Halcion), Tricyclic Antidepressants (Elavil, Tofranil) and Methadone. The Triage DOA Panel is configured to test various combinations of the foregoing drugs. In February 1995, the Company launched the Triage DOA Plus TCA Panel, a configuration which includes a test for Tricyclic Antidepressants ("TCA") which otherwise require a separate blood test. Since its introduction in February 1992, the Company has sold over 6.4 million Triage DOA panels worldwide, and over 45% of hospitals in the United States use the product.

     The Company distributes the Triage DOA Panel products in the U.S. hospital market segment through Fisher. Merck is the exclusive distributor of the Triage DOA Panel products in certain countries in Europe, Latin America, the Middle East, Asia and Africa. However, as a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, effective December 1998, the Company terminated its agreement with Merck regarding certain international distribution rights for the Triage DOA product line. The Company is evaluating product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.

WORKPLACE SCREENING

     It is estimated that in 1997 over 76% of new hires in major U.S. firms were screened for drug usage as part of pre-employment physicals. The majority of these test samples were sent to centralized reference laboratories that could provide both the initial immunoassay screening result and the confirmation of presumptive positive results by an alternate method, such as GC/MS. Testing of government and certain government regulated employees and contractors must be performed at SAMHSA certified reference laboratories. Employers that are not government contractors send their drug screens to their laboratory of choice or perform on-site testing. Non-SAMHSA testing is estimated to account for over eight million tests performed annually.

     The majority of employers with drug screening programs have chosen not to implement "on-site" testing in their facilities due to costly personnel and regulatory burdens on an employer's in-house testing laboratory. These industrial testers, however, still have a need for rapid results since many employment decisions hinge on an employee's ability to pass physical and other examinations that include a test for illegal drugs. Despite this need for rapid results, there is a 24 to 48 hour wait based on the sample transportation and testing process used by major reference laboratories. Additionally, it is estimated that approximately 90% of all employee tests have negative results. Therefore, an immunoassay that provides rapid results, such as the Triage DOA Panel, can get employees back to work quickly and save employers' money.

     In January 1996, the Company established the ExpressTest One-Hour Drug Screen service, a marketing program initiated in conjunction with regional providers of occupational health services, as a means of expanding the market for the Triage DOA Panel. The ExpressTest program incorporates the Company's "near-site" testing strategy, using the Triage Intervention Panel (a test for five illicit drugs or drug classes) to provide the benefits of rapid drug test results without requiring employers to set up an on-site laboratory. Participating occupational health clinics provide rapid results to industrial clients that send prospective employees to them for pre-employment physicals and drug screens. Biosite's sales force actively supports these selected occupational health clinics in their marketing of the ExpressTest program to potential industrial clients in their regional areas.

THE TRIAGE CARDIAC PANEL

     In 1992, over six million people in the United States visited hospital emergency departments exhibiting symptoms of a heart attack. Of those, approximately 650,000 were diagnosed with AMI and approximately 800,000 were diagnosed with unstable angina. In total, approximately 1.9 million of the patients who present with chest pain were admitted to coronary care units. Of these, approximately 30,000 to 60,000 patients were misdiagnosed as not having an AMI. Additionally, approximately 500,000 of these patients who did not have an AMI were admitted to hospitals and ultimately released within two days. The Company believes that rapid, quantitative results for multiple cardiac markers provided at the point-of-care may have a positive impact on misdiagnosed AMI, and may provide substantial benefits to patients and savings to the hospital.

     AMI is generally caused by the blocking or "occlusion" of an artery providing oxygen-enriched blood to the heart. Without oxygen, the heart muscle is destroyed, with prolonged occlusion resulting in additional muscle damage. The destruction of cells in the heart muscle results in the release of several markers into the bloodstream, including CK-MB, troponin I and myoglobin.

     Clinicians generally rely on patient history, electrocardiograms and serial measurement of CK-MB for early diagnosis of AMI. Troponin I and myoglobin are also emerging as useful adjuncts to CK-MB in the detection of heart attacks. The Company believes that the concentrations of these three markers typically peak and fall over different time periods and that simultaneous measurement of these markers is a more accurate diagnostic technique for AMI than the measurement of any one single marker. Studies have shown that serum concentrations of myoglobin are
                                      -7-
elevated most quickly post-AMI. Additionally, in patients presenting within 12 hours of AMI symptom onset, quantitative serial measurement of myoglobin has demonstrated significantly higher sensitivity in diagnosing AMI than CK-MB. Troponin I has been shown to maintain an elevated concentration for a longer period of time than CK-MB and myoglobin.

     Several diagnostic tests have recently been developed to quantitatively measure the blood levels of such markers. Unfortunately, the measurement of multiple markers currently requires large, centralized immunoassay systems that cannot directly analyze whole blood and are not always available on a STAT basis. Additionally, these systems require multiple reagent packs, as well as frequent standardization and quality control. Since turnaround time for such test results is critical, current immunoassay systems may not satisfy physician needs.

     The Company believes that a rapid, point-of-care test capable of quantitatively measuring multiple markers of an AMI would have a positive impact on patient care. Accordingly, the Company's Triage Cardiac Panel is designed to quantitatively measure the level of CK-MB, troponin I and myoglobin in a single test device from a whole-blood sample. The hand-held Triage Meter is designed to provide quantitative results of such measurements at or near the point-of-care. The Triage Cardiac System may aid in the detection of AMI by providing point-of-care quantitative results, enabling physicians to make treatment decisions in a timely manner.

     In January 1998, the Company received final clearance from the FDA to market the Triage Cardiac Panel and the Triage Meter in the United States. Prior to the actual launch of the Triage Cardiac System, the Company will need to complete an internal validation of the manufacturing processes of the new products, in compliance with FDA standards. The Company anticipates utilizing both distributor alliances and a direct sales force in marketing the Triage Cardiac System.

THE TRIAGE C. DIFFICILE PANEL

     CLOSTRIDIUM DIFFICILE ("C. DIFFICILE") is an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The bacteria may be found in asymptomatic carriers or may spread among immunocompromised hospital patients. Toxins produced by the bacteria mediate C. DIFFICILE-associated disease ("CDAD"), which may include antibiotic-associated diarrhea and antibiotic-associated pseudo-membranous colitis. Due to the potential spread of infection, patients identified as possibly having CDAD are usually placed in isolation until the infection is controlled. Symptoms of CDAD include diarrhea as well as fluid and weight loss. It has been estimated that in 1997, over three million rapid tests for C. DIFFICILE were performed in the United States. This number is expected to continue to rise due to the expected increase in the number of patients who are immunocompromised.

     Historically, the use of a cytotoxin test, which takes 48 to 72 hours to produce diagnostic results, was the only means to identify the toxin associated with C. DIFFICILE. More recently, in response to the need for more rapid identification of the C. DIFFICILE toxin, several manufacturers have developed and marketed enzyme-linked immunosorbent assays ("ELISA") that can be performed in one to two hours. These ELISA test formats are increasingly used by hospitals testing for the toxin.

     Although the ELISA technology has been a great improvement over the cytotoxin test, it still requires several precisely timed steps as well as multiple standards every time the test is performed, making it unlikely that the testing will be done when an individual specimen is sent to the laboratory. The multiple standards and quality controls required with each run make the processing of individual specimens expensive. As a result, specimens are generally only processed in "batch" mode, delaying the diagnostic result, and limiting the information available to a physician evaluating therapeutic measures.

     The Triage C. DIFFICILE Panel is designed to simplify the laboratory procedure and improve the turnaround time for a physician to receive a result by enabling laboratories to complete testing for the bacteria and toxin in less than 15 minutes. Since the test is being designed with built-in controls and standards, it may be performed individually or in batches, by any laboratory technician, without compromising the quality of the result. By improving the turnaround time to result, the clinician may initiate therapy earlier and thus minimize a patient's time in isolation. Rapid, accurate diagnosis of the bacteria and toxin should enable earlier treatment, which may reduce length of stay in the hospital and may reduce cost.

     In March 1998, the Company received final clearance from the FDA, to market the Triage C. difficile Panel. Prior to the launch of the Triage C. difficile Panel, the Company will need to complete an internal validation of the manufacturing processes of the new products, in compliance with FDA standards.

 THE TRIAGE PARASITE PANEL

     Parasitic infection is a common cause of gastrointestinal disease and diarrhea. Some of the more common parasites responsible for such infection are GIARDIA LAMBLIA ("GIARDIA"), CRYPTOSPORIDIUM PARVUM ("C. PARVUM"), ENTAMOEBA HISTOLYTICA and microsporidia species. According to the U.S. Center for Disease Control and Prevention ("CDC"), more than 900,000 people in the United States become ill each year from waterborne parasites. Additionally, with the increase in world travel, it is probable that the number of cases diagnosed in the United States will rise. Further, parasites frequently infect immunocompromised patients, especially HIV infected patients, which has led to an increase in the incidence of infection by microsporidia species.

     The most commonly employed method of detecting parasites from stool samples is by manual ova and parasite ("O&P") microscopic examination, typically of three consecutive stool specimens from the patient. The preparation of the sample by a laboratory technologist involves stool specimen dilution and the preparation of multiple microscope slides. Each slide must then be observed via microscope by a technologist trained in the identification of parasites. The time to diagnose parasitic infection is prolonged due to the need for manual microscopic examination of multiple stool specimens per patient. The prolonged time required to obtain results may delay the treatment of patients, and ultimately increase the cost of health care for such patients.

     It is estimated that in 1997 over six million O&P microscopic examinations were performed in the United States. Because of the cumbersome procedures and limited test menu of the current ELISA test formats, these tests have had limited success in hospitals that perform larger volumes of tests in batches. Recently, several manufacturers have developed and marketed ELISA tests for the more rapid identification of two of the more common parasites GIARDIA and C. PARVUM.

     The Triage Parasite Panel is designed to replace the standard O&P microscopic detection method for three of the most commonly encountered parasites: GIARDIA, C. PARVUM and ENTAMOEBA HISTOLYTICA in a single test device. Future versions of the Triage Parasite Panel may include a test for microsporidia species. Because each test device includes controls, the product may be used for any volume of tests. If successfully developed and approved for marketing, the Triage Parasite Panel may make rapid results (less than 15 minutes) available to hospitals of any size, including facilities that previously sent such testing to a reference lab. The Company expects that the sensitivity of the Triage Parasite Panel will be comparable to that of the current O&P microscopic examination, using only a single patient specimen. This should greatly reduce the collection burden for the patient, and reduce the amount of labor for the laboratory technician, thereby reducing costs. Additionally, the length of time physicians spend waiting for results may be reduced.

     The Triage Parasite Panel is in the late stages of preclinical development.

THE TRIAGE ENTERIC PANEL

     Gastroenteritis, commonly described as "food poisoning," often occurs among individuals who have consumed contaminated foods or been exposed to stool contaminated with microorganisms such as SALMONELLA, CAMPYLOBACTER JEJUNI/COLI, SHIGELLA and ENTEROHEMORRHAGIC E. COLI. Eight to 24 hours after such exposure, individuals may experience abdominal pain, nausea and diarrhea. It is estimated that in the United States over 14 million stool cultures are performed annually for the diagnosis of food poisoning. Microorganisms are often implicated in such cases. According to the CDC, there are over six million cases of foodborne disease annually in the United States.

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

     The Triage Enteric Panel is being developed for identification of the most common enteric bacteria responsible for food poisoning such as SALMONELLA, CAMPYLOBACTER JEJUNI/COLI, SHIGELLA AND ENTEROHEMORRHAGIC E.

COLI. The Triage Enteric Panel would enable the laboratory technician to rapidly detect the presence of such enteric bacteria from a stool specimen. This should greatly reduce the amount of labor required of laboratory technicians, thereby reducing costs. Additionally, results can be returned to the physician in a shorter period of time.

     The Triage Enteric Panel is in the development stage.

THE TRIAGE NEORAL SYSTEM

     Transplants of human organs generally require suppression of the organ recipient's immune system. Cyclosporine is the most widely used pharmaceutical for such purposes, with annual worldwide sales in excess of $1.0 billion. Cyclosporine is chronically administered to patients who have received an organ transplant. Over 18,000 patients undergo organ transplantation in the United States annually. In excess of 200,000 organ recipients worldwide take immunosuppressant drugs on a daily basis. Novartis is the developer and leading supplier of cyclosporine, and is involved in several collaborations in the organ transplant field including health care management, xenotransplantation, and near-patient testing in an effort to support the use of organ transplantation.

     The blood level of cyclosporine must be monitored to ensure that a patient receives the appropriate therapeutic dose while minimizing toxicity. Patients receiving cyclosporine must maintain a minimum concentration of the drug that enables it to be effective, yet maintain a level that is low enough not to be toxic. This range is often referred to as the therapeutic window. Physicians primarily rely on large, centralized laboratories to measure cyclosporine blood levels. The physician typically does not receive test results for at least 24 to 48 hours, requiring a call back to the patient if the dose of the drug needs to be adjusted. A smaller share of cyclosporine testing is performed by high performance liquid chromatography ("HPLC"). The current worldwide market for cyclosporine testing by immunoassay is estimated to be over 4.0 million tests per year. Patients are monitored frequently in the immediate post-transplant time frame with reduced, but continued testing, averaging four times per year, for the remainder of the patient's lifetime.

     The Triage Neoral System (consisting of the Triage Neoral Assay and the Triage Meter) is designed to enable a physician to easily, rapidly and accurately measure cyclosporine levels. The Triage Neoral System is being developed to provide a cost-effective means of determining cyclosporine levels on a real-time basis in order to enable physicians to optimize drug therapy during a patient's visit. As part of its research and development collaboration with Novartis, Biosite has obtained licenses to certain technology that makes rapid analysis of cyclosporine levels possible. See "-- Strategic and Distribution Arrangements."

     The Triage Neoral System is in the preclinical development stage. If successfully developed and approved for marketing, the Company expects Novartis to support the promotion of the Triage Neoral System worldwide. The Company successfully completed feasibility studies for the Neoral Assay under its antibody license agreement with Novartis. Additionally, the Company and Novartis entered into an agreement to expand the scope of the collaborative development of the Triage Neoral System. The expansion of the collaboration may result in payments to Biosite upon attainment of certain milestones.

     The Triage Neoral System is in the preclinical development stage.

THE TRIAGE BNP SYSTEM

     Congestive Heart Failure ("CHF") is a chronic inability of the heart to maintain an adequate output of blood from one or both ventricles of the heart, resulting in congestion or swelling of certain veins or organs, and an inadequate blood supply to the body. Current testing methods used in diagnosing CHF include electrocardiograms, chest x-rays, echocardiography, and the analysis of blood gases and electrolytes.

     The Company has obtained a license to certain technology and patents developed by Scios, Inc. for use in developing an assay for the diagnosis of congestive heart failure by monitoring levels of B-type Natriuretic Peptide ("BNP"), a hormone made primarily in the ventricles of the heart. Studies suggest that levels of BNP become elevated in circulating blood plasma during heart dysfunction associated with congestive heart failure in both symptomatic and asymtomatic patients.

     The Triage BNP System (consisting of the Triage BNP Assay and the Triage Meter) is designed to enable a physician to easily, rapidly and accurately measure BNP levels. The Triage BNP System is being developed to provide physicians with a cost-effective means of determining BNP levels at the point-of-care and aid in the diagnosis of congestive heart failure and assist in the differentiation of CHF from other conditions with similar clinical symptoms. Additionally, by providing physicians with a convenient means of monitoring BNP levels in CHF patients, the Triage BNP Assay may aid in the evaluation of the effectiveness of therapies utilized in CHF patient care. The Company might not develop or introduce any products based upon the Scios-licensed technology.

     The Triage BNP System is in the development stage.

THE TRIAGE LBP SYSTEM

     Sepsis, or endotoxemia, occurs when the bloodstream is infected by gram-negative bacteria. An inflammatory reaction initiated by these bacteria and their associated endotoxin can cause widespread damage to blood vessels leading to circulatory shock, organ failure, gangrene of extremities and death. The complications associated with sepsis can advance quickly.

     Biosite has obtained a U.S. license to certain technology and patents developed by XOMA Corporation related to methods of measuring levels of Lipopolysaccharide Binding Protein ("LBP") in human blood. Studies suggest that levels of LBP become elevated as a specific response to endotoxin, a poisonous component of gram-negative bacteria. Biosite is using this technology to develop a diagnostic test to assist in the diagnosis of sepsis or endotoxemia.

     The Triage LBP System (consisting of the Triage LBP Assay and the Triage Meter) is designed to enable a physician to easily, rapidly and accurately measure LBP levels. The Triage LBP System is being develop to provide point-of-care physicians with a cost-effective diagnostic tool that will aid them in differentiating endotoxin-related complications from other inflammatory states with similar clinical symptoms. Additionally, the Triage LBP system may help identify patients that would benefit from treatment with anti-endotoxin drugs. The Company might not develop or introduce any products based upon the XOMA licensed technology.

     The Triage LBP Assay is in the development stage.

RESEARCH AND DEVELOPMENT

     As of December 31, 1997, the Company had 72 employees in research and development, 16 of which have Ph.D.s. The Company's research and development organization is dedicated to the discovery and development of new technologies which can be applied to future products and to the development of new products with its existing platform technologies.

     The Company has a research staff dedicated to the development and production of antibodies through a variety of techniques. Recombinant techniques are used to express proteins for use as diagnostic targets. The Company's staff of chemists and biochemists synthesize drug targets and compounds for use as diagnostic and seek to perfect techniques for coupling these compounds to biological reagents such as antibodies. The Company's development engineering staff is involved in the design and development of new diagnostic device technologies as well as the processes for their fabrication and interaction with biological and chemical reagents. The Company's product development group completes final optimization of assays and the Company's regulatory affairs group controls all in-house and external clinical studies of the Company's products and prepares applications to the FDA for pre-market clearance or approval.

MANUFACTURING

     As of December 31, 1997, the Company had 63 employees in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

     Biosite maintains worldwide manufacturing rights to all current and future products, except for the Triage Meter for which LRE maintains the manufacturing rights. A key strategy of the Company is to provide high quality analytical results in an efficient manner. To this end, the Company invests in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment. The Triage C. DIFFICILE, Triage Parasite, and Triage Enteric
Panels, are being developed to utilize the same or similar processes and equipment as the Triage DOA Panel. The Company believes that the experience it has acquired in manufacturing the Triage DOA Panel will provide benefits in product quality and cost in manufacturing for its products under development. The Company expects its manufacturing capacities to be sufficient to concurrently manufacture such potential products and the Triage DOA Panel in the same facility.

     All raw materials required to manufacture the Triage DOA Panel are obtained from outside suppliers. Most of the antibodies used in the manufacture of the Triage DOA Panel were developed by Biosite and the cell lines are owned or licensed by Biosite. In addition, Biosite maintains its own in-house antibody production capability.

     The Company manufactures the Triage DOA Panel at its facility in San Diego, California. The facility has received its registration as a diagnostic product manufacturer from the FDA and from the California Department of Health Services. The Company has also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency. There can be no assurance that the Company can continue to comply with all government requirements and regulations which may lead to the suspension or revocation of its right to manufacture. See "-- Government Regulation" and "Risk Factors-Government Regulation."

     The Company has also developed novel and sophisticated processes and equipment for the production of its Triage Cardiac Panel and Triage Neoral Assay. LRE will manufacture and supply the meter used in conjunction with the Company's Triage Meter System platform products. The Company has increased its manufacturing space at its San Diego facility to accommodate production of the Triage Cardiac Panel.

SALES AND MARKETING

     As of December 31, 1997, the Company has 38 employees in various sales and marketing functions. The Company distributes its Triage DOA Panel to hospital facilities in the United States through Fisher, and in certain countries in Europe, Latin America, the Middle East, Asia and Africa through Merck.

     As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, the Company terminated its agreement with Merck regarding certain international distribution rights for the Triage DOA product line. The Company is evaluating product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.

     With the potential launch of new products from the Company's development pipeline, the Company is evaluating distribution alternatives for its current products and potential new products. As a result, the Company has increased the size of its sales force in the U.S. and is negotiating a new long-term distribution alliance with Fisher. The long-term distribution arrangement with Fisher would expand their role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel and certain of the potential new products in the U.S. medical market.

     The Company anticipates that it may, if appropriate, enter into additional distribution agreements with respect to its products currently under development and products that it develops in the future, provided such products receive the requisite regulatory clearance or approvals. The Company may not be able to enter into these or other distribution agreements on acceptable terms, if at all. If the Company elects to distribute products directly, it's direct sales, marketing and distribution efforts may not be successful. A failure to enter into acceptable distribution agreements or a failure of the Company to successfully market its products would have a material and adverse effect on the Company.


STRATEGIC AND DISTRIBUTION ARRANGEMENTS

     Biosite's strategy for the research, development, commercialization and distribution of certain of its products entails entering into various arrangements with corporate partners, licensors, licensees and others, and is dependent upon the success of these parties in performing their responsibilities. There can be no assurance that such parties will perform their obligations as expected or that any revenue will be derived from such arrangements. Under Biosite's existing arrangements, Biosite is not obligated to make any material capital expenditures. If products are successfully developed under certain of the Company's existing arrangements, royalties will be payable by the Company on sales of products which incorporate licensed technology.

FISHER HEALTHCARE DIVISION (FORMERLY CURTIN MATHESON SCIENTIFIC DIVISION) OF FISHER SCIENTIFIC COMPANY

     In November 1991, the Company entered into a distribution agreement (the "Fisher Agreement") with Fisher pursuant to which the Company granted to Fisher an exclusive right to distribute Triage DOA Panel products to hospitals and reference laboratories within the United States. Under certain circumstances, the Company is obligated to make a one-time payment to Fisher in the event that the Company elects to terminate the Fisher Agreement without cause or to engage in a merger, reorganization or transfer or sale of substantially all of its stock or assets to which the Fisher Agreement relates, provided that Fisher gives timely notice of objection to such merger, reorganization or transfer or sale of stock or assets. Fisher purchases Triage DOA Panel products on a monthly basis through firm purchase orders on a per device fixed price basis. Fisher accounted for 88%, 81%, and 80% of Biosite's product sales for the years ended December 31, 1995, 1996 and 1997, respectively. With the potential launch of new products from the Company's development pipeline, the Company is evaluating distribution alternatives for its current products and potential new products. As a result, the Company has increased the size of its sales force in the U.S. and is negotiating a new long-term distribution alliance with Fisher. The long-term distribution arrangement with Fisher would expand their role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel and certain of the Company's potential new products in the U.S. medical market.


  MERCK KGAA ("MERCK")

     In July 1992, the Company entered into a distribution agreement with Merck, pursuant to which the Company granted to Merck an exclusive right to market and distribute the Triage DOA Panel products in certain countries in Europe, Latin America, the Middle East, Asia and Africa. Merck purchases the Triage DOA Panel products in U.S. dollars on a quarterly basis through firm purchase orders based on per device fixed prices. The distribution agreement provides for minimum annual purchase quantities. Merck accounted for $1.3 million, $2.1 million, and $2.0 million of Biosite's product sales for the years ended December 31, 1995, 1996 and 1997, respectively. The Company terminated this agreement with Merck, effective December 1998.

     In June 1994, the Company entered into a collaborative development agreement and a distribution agreement with Merck, for the development and marketing of the Triage Cardiac System. Under such agreements, Merck was to fund a portion of the development costs. As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, the Company and Merck terminated the development and distribution agreements for the Triage Cardiac System in December 1997. The Company paid a $2.1 million cash payment to Merck and forgave approximately $1.3 million owed to the Company by Merck related to the development of the Triage Cardiac Panel and the Triage Meter.

     The Company is evaluating product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.

  LRE RELAIS + ELEKTRONIK GMBH

     In September 1994, the Company entered into an agreement with LRE (the "LRE Agreement") for the development of a hand-held meter to be used in all Triage Meter System products currently under development, including the Triage Cardiac System and the Triage Neoral System. Under the terms of the LRE Agreement, LRE is obligated to develop and produce the fluorescent meter according to specifications provided by Biosite. In return, the Company agreed to compensate LRE for certain development and tooling expenses incurred in connection therewith, based upon LRE's successful completion of certain feasibility, prototype and preproduction milestones. Under the terms of the LRE Agreement, the Company's obligations for development expenses and costs are not to exceed approximately $1.9 million. As of December 31, 1997, the Company had paid or accrued expenses and costs under the LRE Agreement of approximately $1.9 million. In addition, the agreement specifies that LRE is to be the Company's exclusive supplier of the Triage Meter during the term of the LRE Agreement, unless LRE is incapable of satisfying Biosite's needs or is prohibited from producing such meters for a specific immunoassay application. Biosite will purchase the Triage Meters from LRE in Deutsche Marks (or a successor currency to Deutsche Marks) on a quarterly basis through firm purchase orders on a per device price basis which varies according to sales volume. Biosite has the right to designate third parties, who can purchase Triage Meters directly from LRE.

 ARKRAY KDK CORPORATION

     In February 1995, the Company entered into a development, supply and distribution agreement with KDK, pursuant to which the parties agreed to collaborate in the development and marketing of the Triage Cardiac System. Under the terms of the agreement, KDK is obligated to provide funding of up to $2.0 million for the Company's development of the Triage Cardiac System, $500,000 of which has been paid and the remainder of which is to be paid based upon the Company's achievement of milestones. In exchange for this funding, the Company has granted KDK the exclusive right to distribute the Triage Cardiac System in Japan and in certain countries of Asia, the Middle East and Pacific Island countries (the "KDK countries"). The Company was responsible for costs associated with performing clinical trials on and obtaining regulatory approval of the Triage Cardiac System in the United States, while KDK is responsible for such costs in Japan and in countries of Asia, the Middle East and Pacific Island countries. If the Triage Cardiac System is approved for commercial sale in the KDK countries, KDK will purchase Triage Cardiac Panels from Biosite in U.S. dollars on a quarterly basis through firm purchase orders on a per device fixed price basis. KDK will also purchase the Triage Meters from the Company on a per device fixed price basis. The distribution agreement provides for minimum annual purchase quantities. KDK can terminate this agreement at any time.

 NOVARTIS PHARMA AG

     In September 1995, the Company entered into two license agreements with Novartis relating to the Company's development of the Triage Neoral Assay . The first license is for cyclosporine antibodies and the second license is for certain antibody-based assays. Under the terms of the agreements, and upon the Company's successful completion of certain feasibility requirements, the Company has the right to make, have made, use and sell the Triage Neoral Assay using the licensed Novartis antibodies and related technologies. The agreements contemplate that the Company is to be responsible for all costs associated with the development of the Triage Neoral Assay. Under the two licenses, the Company made payments (aggregating approximately $361,000) to Novartis and is obligated to make additional payments of up to approximately $170,000 to Novartis based upon the achievement of certain product development milestones, and to pay royalties on sales of products developed by the Company using such antibodies or related technologies. In connection with the agreement, Novartis purchased $1.0 million of five-year 8% convertible debentures which converted into 92,575 shares of Common Stock of the Company upon the closing of the Company's initial public offering in February 1997. In January 1998, as a result of the attainment of one of the milestones (the successful completion of feasibility studies for the Neoral Assay under development), the Company received $500,000 from Novartis in exchange for a convertible debenture. The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on the IPO price of $12.00 per share. The Company is obligated to sell to Novartis an additional $500,000 five-year 8% convertible debenture upon the attainment of a milestone. The debenture would be convertible, at the sole option of the Company, into shares of Biosite Common Stock at $12.00 per share. Additionally, the Company and Novartis entered into an agreement to expand the scope of the collaborative development of the Neoral Assay. The expansion of the collaboration may result in payments to Biosite upon attainment of certain milestones.

PROPRIETARY TECHNOLOGY AND PATENTS

     The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology, and to operate without infringing the proprietary rights of others or to obtain licenses to such proprietary rights. Biosite has U.S. and foreign issued patents and is currently prosecuting patent applications in the United States and with certain foreign patent offices. There can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents, that the Company's patent applications will have priority over others' applications, or that, if issued, any of the Company's patents will offer protection against competitors with similar technology. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage.

     The Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Cardiac System and products under development may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain technologies and is negotiating to obtain licenses for technologies patented by others. However, there can be no assurance that the Company will be able to obtain licenses for technology patented by others on commercially reasonable terms, if at all, that it will be able to develop alternative approaches if it is unable to obtain licenses or that the Company's current and future licenses will be adequate for the operation of Biosite's business. The failure to obtain necessary licenses or to identify and implement alternative approaches would prevent the Company from commercializing certain of its products under development and would have a material adverse effect on the Company's business, financial condition and results of operations.

     Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. In March 1996, the Company settled a potential patent infringement claim by obtaining a license to the contested patent in return for a one-time payment of $2.2 million. In September 1996, the Company settled a patent infringement claim filed by Abbott Laboratories and obtained a license to the contested patent in return for the payment of $5.5 million and the agreement to pay certain royalties. In September 1997, the Company was named in a lawsuit filed by Behring Diagnostics GmbH and Behring Diagnostics, Inc. ("Behring") alleging that the Company's Triage DOA Panel products infringe a patent held by the plaintiffs, which expires in August, 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and may incur significant legal costs in executing its defense. In January 1998, the Company amended its answer to the claims of the Behring lawsuit to include antitrust counterclaims against Behring. The Company has sought an injunction requiring Dade International Inc. to divest itself of its recent acquisition of Behring Diagnostics, Inc. and Behring Diagnostics GmbH, treble monetary damages and attorney fees. If the Company's Triage DOA Panel products were found to infringe such patent, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter platform, including the Triage Cardiac System is not the subject of the patent infringement claims as filed. The Company may become subject to additional patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions.

     The Company has received a letter from Spectral Diagnostics, Inc. ("Spectral"), a manufacturer of rapid-format cardiac-diagnostic panels, informing the Company that Spectral holds U.S. patents covering a kit for diagnosing and distinguishing chest pain. This letter stated that Spectral has not yet determined its position with respect to the licensing of its technology. Spectral subsequently informed the Company that it received a notice of allowance from the USPTO with respect to another patent application and the Company has learned that another patent relating to methods and diagnostic kits for the diagnosis of chest pain has been issued to Spectral. The Company has asked Spectral for a clarification of its position, but Spectral has refused to state whether it will or will not allege infringement of its patents by the Triage Cardiac Panel once that product is launched. The Company is continuing it s review of the issued patents cited in this letter and is evaluating their potential impact on the Triage Cardiac System. Spectral may initiate litigation alleging that the Triage Cardiac Panel infringes claims under their patents. The litigation, if initiated, could seek to recover damages as a result of any sales of the product and to enjoin further sales.

     The Company also has received correspondence from other parties calling to the Company's attention the existence of certain patents for which they believe Biosite's products and products under development may incorporate technologies that are the subject of such patents. Such correspondence has in certain instances included offers to negotiate the licensing of the patented technologies. There can be no assurance that such matters will not result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

     The Behring litigation and any other litigation that could be brought forth by other parties may result in material expenses to the Company and significant diversion of effort by the Company's technical and management personnel, regardless of the outcome. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent the Company from selling the Triage DOA Panel, Triage C. DIFFICILE Panel or the Triage Cardiac System, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

     The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture laboratory-based tests and analyzers, as well as clinical reference laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital-based laboratory procedures. This will require physicians to change their established means of having such tests performed. There can be no assurance that the Company's products will be able to compete with the testing services provided by traditional laboratory services. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Roche Boehringer Mannheim Corporation, Chiron Diagnostics, Clinical Diagnostic Systems, a division of Johnson & Johnson and DADE Behring Marburg GmbH, have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies that may be more effective than the Company's technologies, will not prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.
See " --Technology" and "-- Products and Products under Development."

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

     Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance through clearance of a 510(k) notification or approval of a pre-market approval ("PMA") application. A PMA application must be filed if a proposed device is a new device not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is complete, the FDA will accept the application for filing. Once the submission is accepted, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the application is accepted, but may take significantly longer. The review time is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. During the review period, it is likely that an advisory committee, typically a panel of clinicians, will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendation of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable QSR requirements. If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a non-approvable letter. The FDA may determine that additional clinical investigations must be performed, in which case the PMA may be delayed for one or more years while additional clinical investigations are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to an approved PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

     A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a preamendment Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. It generally takes from three to 12 months from submission to obtain 510(k) premarket clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

     The Company has made modifications to the Triage DOA Panel since receipt of initial 510(k) clearance. With respect to several of these modifications, the Company has filed new 510(k) notices describing the modifications, and has received FDA clearance of those 510(k) notices. The Company has made other modifications to the Triage DOA Panel which the Company believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of the Company's determinations not to submit a new 510(k) notice for any of these modifications, or would not require the Company to submit a new 510(k) notice for any of these modifications made to the Triage DOA Panel. If the FDA requires the Company to submit a new 510(k) notice for any device modification, the Company may be prohibited from marketing the modified the Triage DOA Panel until the 510(k) notice is cleared by the FDA.

     The Company is uncertain of the regulatory path to market that the FDA will ultimately apply to the Company's products currently in development. Although the Triage DOA Panel, Triage C. DIFFICILE Panel and Triage Cardiac System received 510(k) clearance, a PMA may be required for the Triage Neoral, Triage BNP and Triage LBP Assays and other products now in development. There can be no assurance that the FDA will not determine that the Company must adhere to the more costly, lengthy and uncertain PMA approval process for any of the Company's products in development.

     There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     As of December 31, 1997, Biosite employed 216 individuals. Of these, 19 hold Ph.D.s and 16 hold other advanced degrees. None of the Company's employees is covered by collective bargaining agreement. The Company believes that it maintains good relations with its employees.

                                  RISK FACTORS


DEPENDENCE ON DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS FOR REVENUE GROWTH AND PROFITABILITY

     Except for the Triage DOA Panel, Triage C. DIFFICILE Panel, and Triage Cardiac System, all of the Company's products are still under development, and there can be no assurance that such products will be successfully developed or commercialized on a timely basis, if at all. The Company will need to complete an internal validation of the manufacturing processes of the Triage C. DIFFICILE Panel, and Triage Cardiac Panel, in compliance with FDA standards, prior to their sale.

     The Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies, including the Triage Meter (a fluorescent meter) and assay devices. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, that regulatory clearance or approval of any new products will be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, if at all, or that the new products will be successfully commercialized. The Company has limited resources to devote to the development of all its potential products and consequently a delay in the development of one product may delay the development of other products. In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity and a cost effective sales force and administrative infrastructure and an effective product distribution system for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing for any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected. See "Business-- Products and Products Under Development," "-- Manufacturing" and "-- Government Regulation."

LIMITED HISTORY OF PROFITABILITY; POTENTIAL QUARTERLY FLUCTUATIONS IN FUTURE OPERATING RESULTS

     The Company first achieved profitability in fiscal 1994 and prior to that time incurred significant operating losses. The Company experienced operating profits on a quarterly basis in 1995. However, the Company incurred an operating loss for the first quarter of 1996 and then returned to operating profitability for the remaining quarters of 1996 and into 1997. The Company incurred an operating loss for the fourth quarter of 1997. There can be no assurance that the Company will return to profitability on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and patent litigation and conflicts. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if there are any, order cancellations or order rescheduling. Because the Company is continuing to increase its operating expenses for personnel, including the expansion of its sales force, manufacturing scale-up costs and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEAR-TERM DEPENDENCE OF THE COMPANY ON THE TRIAGE DOA PANEL

     Sales of the Triage DOA Panel have to date accounted for all of the Company's sales. The Company expects its revenue and profitability will substantially depend on the sale of the Triage DOA Panel for the foreseeable future. A reduction in demand for the Triage DOA Panel would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of the Triage DOA Panel will slow as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for the Triage DOA Panel. The Company's continued growth will depend on its ability to successfully develop and commercialize other products, including the Triage C. DIFFICILE Panel, and Triage Cardiac System, and to gain additional acceptance of the Triage DOA Panel in new market segments, such as occupational health.

     The Company has received FDA approval to market the Triage C. DIFFICILE Panel, and Triage Cardiac System. However, it must complete an internal validation of the manufacturing processes for the new products, in compliance with FDA standards, prior to their sale.

     There can be no assurance that the Company will be able to successfully develop and commercialize new products, including the Triage C. DIFFICILE Panel, and Triage Cardiac System, or that the Company will be able to maintain or expand its share of the drug testing market. Technological change or the development of new or improved diagnostic technologies could result in the Company's products becoming obsolete or noncompetitive. See "Business -- Products and Products Under Development."

DEPENDENCE ON KEY DISTRIBUTORS; LIMITED DIRECT SALES EXPERIENCE

     The Company relies upon key distributor alliances with Fisher and Merck to distribute the Triage DOA Panel and may rely upon distributors to distribute products under development. The Triage DOA Panel is currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 80% of product sales in 1997) and in certain countries in Europe, Latin America, the Middle East, Asia and Africa by Merck. The loss or termination of either of these distributors could have a material adverse effect on the Company's sales unless suitable alternatives can be arranged.

     As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, the Company terminated the development and distribution agreement for the Triage Cardiac Panel with Merck in December 1997. Upon termination, the Company paid a $2.1 million cash payment and forgave approximately $1.3 million owed to the Company by Merck related to the development of the Triage Cardiac Panel and Triage Meter. Additionally, effective December 1998, the Company terminated its agreement with Merck regarding international distribution rights for the Triage DOA Panel product line. The Company is evaluating product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.

     With the potential launch of new products from the Company's development pipeline, the Company is evaluating distribution alternatives for its current products and potential new products. As a result, the Company has increased the size of its sales force in the U.S. and is negotiating a new long-term distribution alliance with the Fisher. The long-term distribution arrangement with Fisher would expand its role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel and certain of the potential new products in the U.S. medical market.

     There can be no assurance that the Company will be able to enter into these or other distribution agreements on acceptable terms, if at all. If the Company elects to distribute products directly, there can be no assurance that the Company's direct sales, marketing and distribution efforts would be successful. A failure to enter into acceptable distribution agreements or a failure of the Company to successfully market its products would have a material and adverse effect on the Company.

     If any of the Company's distribution or marketing agreements are terminated and the Company is unable to enter into replacement agreements or if the Company elects to distribute new products directly, the Company would have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future sales and marketing expenses. The Company currently has limited experience in direct sales, marketing and distribution of its products. There can be no assurance that the Company's direct sales, marketing and distribution efforts would be successful or that revenue from such efforts would exceed expenses. Further, there can be no assurance that Biosite would be able to enter into new distribution or marketing agreements on satisfactory terms, if at all, or if the Company elects to distribute potential new products directly that the

Company's direct sales, marketing and distribution efforts would be successful. See "Business -- Strategic and Distribution Arrangements."

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

INTENSELY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE

     The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture laboratory-based tests and analyzers, as well as clinical reference laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital-based laboratory procedures. This will require physicians to change their established means of having such tests performed. There can be no assurance that the Company's products will be able to compete with the testing services provided by traditional laboratory services. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Roche Boehringer Mannheim Corporation, Chiron Diagnostics, Clinical Diagnostic Systems, a division of Johnson & Johnson, and DADE Behring Marburg Gmbh, have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies that may be more effective than the Company's technologies, will not prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. See "Business -- Technology," " -- Products and Products Under Development" and
"-- Competition."

UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION; POTENTIAL INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES

     The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology, and to operate without infringing the proprietary rights of others or to obtain licenses to such proprietary rights. Biosite has U.S. and foreign issued patents and is currently prosecuting patent applications in the United States and with certain foreign patent offices. There can be no assurance that any of the Company's pending patent applications will result in the issuance of any patents, that the Company's patent applications will have priority over others' applications, or that, if issued, any of the Company's patents will offer protection against competitors with similar technology. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage.

     The Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Cardiac System and products under development may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain technologies and is negotiating to obtain licenses for technologies patented by others. However, there can be no assurance that the Company will be able to obtain licenses for technology patented by others on commercially reasonable terms, if at all, that it will be able to develop alternative approaches if it is unable to obtain licenses or that the Company's current and future licenses will be adequate for the operation of Biosite's business. The failure to obtain necessary licenses or to identify and implement alternative approaches would prevent the Company from commercializing certain of its products under development and would have a material adverse effect on the Company's business, financial condition and results of operations.

     Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. In March 1996, the Company settled a potential patent infringement claim by obtaining a license to the contested patent in return for a one-time payment of $2.2 million. In September 1996, the Company settled a patent infringement claim filed by Abbott Laboratories and obtained a license to the contested patent in return for the payment of $5.5 million and the agreement to pay certain royalties. In September 1997, the Company was named in a lawsuit filed by Behring Diagnostics GmbH and Behring Diagnostics, Inc. ("Behring") alleging that the Company's Triage DOA Panel products infringe a patent held by the plaintiffs, which expires in August, 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and may incur significant legal costs in executing its defense. In January 1998, the Company amended its answer to the claims of the Behring lawsuit to include antitrust counterclaims against Behring. The Company has sought an injunction requiring Dade International Inc. to divest itself of its recent acquisition of Behring Diagnostics, Inc. and Behring Diagnostics GmbH, treble monetary damages and attorney fees. If the Company's Triage DOA Panel products were found to infringe such patent, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter platform, including the Triage Cardiac System is not the subject of the patent infringement claims as filed. The Company may become subject to additional patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions.

     The Company has received a letter from Spectral Diagnostics, Inc. ("Spectral"), a manufacturer of rapid-format cardiac-diagnostic panels, informing the Company that Spectral holds U.S. patents covering a kit for diagnosing and distinguishing chest pain. This letter stated that Spectral has not yet determined its position with respect to the licensing of its technology. Spectral subsequently informed the Company that it received a notice of allowance from the USPTO with respect to another patent application and the Company has learned that another patent relating to methods and diagnostic kits for the diagnosis of chest pain has been issued to Spectral. The Company has asked Spectral for a clarification of its position, but Spectral has refused to state whether it will or will not allege infringement of its patents by the Triage Cardiac Panel once that product is launched. The Company is continuing it s review of the issued patents cited in this letter and is evaluating their potential impact on the Triage Cardiac System. Spectral may initiate litigation alleging that the Triage Cardiac Panel infringes claims under their patents. The litigation, if initiated, could seek to recover damages as a result of any sales of the product and to enjoin further sales.

     The Company also has received correspondence from other parties calling to the Company's attention the existence of certain patents for which they believe Biosite's products and products under development may incorporate technologies that are the subject of such patents. Such correspondence has in certain instances included offers to negotiate the licensing of the patented technologies. There can be no assurance that such matters will not result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

     The Behring litigation and any other litigation that could be brought forth by other parties may result in material expenses to the Company and significant diversion of effort by the Company's technical and management personnel, regardless of the outcome. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent the Company from selling the Triage DOA Panel, Triage C. DIFFICILE Panel or the Triage Cardiac System, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION; NO ASSURANCE OF OBTAINING REGULATORY APPROVALS

     The testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. The Company will not be able to commence marketing or commercial sales in the United States of new products under development until it receives clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of a 510(k) notification or FDA approval of a PMA application. The PMA approval process is more expensive, uncertain and lengthy than the 510(k) clearance process. The Company is uncertain of the regulatory path to market that the FDA will ultimately apply to the Company's products currently in development. Although the Triage DOA Panel, Triage C. DIFFICILE Panel and Triage Cardiac System received 510(k) clearance, a PMA may be required for the Triage Neoral Assay, the Triage BNP Assay and Triage LBP Assay now in development. There can be no assurance that with respect to any of the Company's products in development, the FDA will not determine that the Company must adhere to the more costly, lengthy and uncertain PMA approval process. Modifications to a device that is the subject of an approved PMA application, its labeling or manufacturing process may require approval by the FDA of a PMA supplement or a new PMA application. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

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

     Biosite has entered into agreements with, among others, Novartis and KDK for the development and marketing of products. The agreements are subject to certain rights of termination, and there can be no assurance that any such agreement will not be terminated. There also can be no assurance that the Company's collaborators will abide by their contractual obligations or will not discontinue or sell their current lines of business. There also can be no assurance that any of the research for which the Company receives or provides funding will lead to the development of products. The Company intends to enter into additional development and marketing agreements. However, there can be no assurance that the Company will be able to enter into such agreements on acceptable terms, if at all.

     The Company is continuing to enhance, with LRE, a hand-held point-of-care fluorescent meter for use in Triage Meter System products. The meter can be programmed to run a specific test through the use of changeable proprietary software which is also under further development by LRE. There can be no assurance that LRE will develop the hardware or software on schedule, if at all, or that new software will be developed to permit the meter to be used for another Triage Meter System product. See "Business -- Strategic and Distribution Arrangements."

DEPENDENCE ON SOLE-SOURCE SUPPLIERS

     Certain key components and raw materials used in the manufacture of the Triage DOA Panel, Triage C. DIFFICILE Panel and Triage Cardiac System are currently provided by single-source vendors. Although the Company believes that alternative sources for such components and raw materials are available, any supply interruption in a sole-sourced component of raw material would have a material adverse effect on the Company's ability to manufacture the Triage DOA Panel, Triage C. DIFFICILE Panel and Triage Cardiac System until a new source of supply is qualified and, as a result, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's Triage DOA Panel, Triage C. DIFFICILE Panel and Triage Cardiac System manufacturing processes, could have a material adverse effect on the Company's ability to manufacture products. The Company currently has under development products other than the Triage DOA Panel, Triage C. DIFFICILE Panel and Triage Cardiac System which, if developed, may require that the Company enter into additional supplier arrangements. There can be no assurance that the Company will be able to enter into additional supplier arrangements on commercially reasonable terms, if at all. Failure to obtain a supplier for the manufacture of its future products, if any, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects to rely upon LRE for production of the fluorescent meter to be used in connection with its Triage Meter System platform products, including the Triage Cardiac System and others currently under development. The Company's dependence upon LRE for the manufacture of such a meter may adversely affect the Company's profit margins, its ability to develop and manufacture products on a timely and competitive basis, the timing of market introductions and subsequent sales of products incorporating the LRE meter. See "Business -- Strategic and Distribution Arrangements."

LIMITED MANUFACTURING EXPERIENCE; POTENTIAL INABILITY TO SCALE-UP MANUFACTURING

     To be successful, the Company must manufacture its current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has limited experience manufacturing products other than the Triage DOA Panel. To achieve the level of production necessary for commercialization of Biosite's products under development, the Company will need to scale-up current manufacturing capabilities. Significant additional work will be required for the scaling-up of each potential Biosite product prior to commercialization, and there can be no assurance that such work can be completed successfully. In addition, although the Company expects that certain of its products under development will share certain production attributes with the Triage DOA Panel, Triage C. DIFFICILE Panel or Triage Cardiac System, production of such products may require the development of new manufacturing technologies and expertise. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities to make such products commercially viable. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms for its products under development, the Company's ability to conduct preclinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of new development programs, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Manufacturing."

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

UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT AND POTENTIAL COST CONSTRAINTS

     In the United States, health care providers that purchase the Triage DOA Panel and other diagnostic products, such as hospitals and physicians, generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. Such third party payors can affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided by such payors for testing services. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the drug screening market are generally not subject to reimbursement. Further, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per patient. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party payors. The Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using the Company's products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the Company's ability to sell its products on a profitable basis. Failure by physicians and other users to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement of tests utilizing the Company's products could have a material adverse effect on the Company's business, financial condition or results of operation. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for the Company's existing products or products under development.

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

POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

     While the Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months, there can be no assurance the Company will not require additional capital. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, resolution of patent matters, results of clinical investigations and competition. There can be no assurance that such additional capital, if needed, will be available on terms acceptable to the Company, if at all. Certain funding arrangements may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

PRODUCT LIABILITY EXPOSURE; INADEQUACY OR UNAVAILABILITY OF INSURANCE COVERAGE

     The testing, manufacturing and marketing of medical diagnostic devices such as the Triage DOA Panel, Triage C. DIFFICILE Panel and Triage Cardiac System, as well as the Company's products currently under development, entail an inherent risk of product liability claims. To date, the Company has not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition and results of operations. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. There can be no assurance that the Company's existing insurance can be renewed at a cost and level of coverage comparable to that presently in effect, if at all. In the event that the Company is held liable for a claim against which it is not indemnified or for damages exceeding the limits of its insurance coverage, such claim could have a material adverse effect on the Company's business, financial condition and result of operations.

IMPACT OF YEAR 2000 ISSUE

     The Company is currently developing a plan to ensure its system and software infrastructure will function properly with respect to the dates in the year 2000 and thereafter. Key financial, information and operational systems will be assessed and plans will be developed to address required systems modifications. The Company will coordinate these activities with suppliers, distributors, financial institutions and others with whom it does business. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems and will not have a material adverse effect on the Company's business. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Additionally, there is no guarantee that the systems of other companies on which Biosite's systems rely will be timely converted and would not have an adverse effect on the Company's systems. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be affected.


ITEM 2.     PROPERTIES

     The Company currently leases approximately 105,000 square feet of space in six buildings in the Sorrento Valley area in San Diego under leases that expire from September 1999 through December 1999 with renewal options through 2001. The Company believes these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. The Company's current facilities are used for its administrative offices, research and development facilities and manufacturing operations. The Company is negotiating with various parties for the leasing of a new campus corporate facility to be constructed in San Diego, which would be adequate for its future needs. The Company does not anticipate relocating its operations to the new facility prior to January 2000. This may result in an increase in rent upon occupancy.

ITEM 3.     LEGAL PROCEEDINGS

     In September 1997, the Company was named in a lawsuit filed by Behring Diagnostics GmbH and Behring Diagnostics, Inc. ("Behring") alleging that the Company's Triage DOA Panel products infringe a patent held by the plaintiffs, which expires in August, 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and may incur significant legal costs in executing its defense. In January 1998, the Company amended its answer to the claims of the Behring lawsuit to include antitrust counterclaims against Behring. The Company seeks an injunction requiring Dade International Inc. to divest itself of its recent acquisition of Behring Diagnostics, Inc. and Behring Diagnostics GmbH, treble monetary damages and attorney fees. If the Company's Triage DOA Panel products were found to infringe such patents, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter platform, including the Triage Cardiac System is not the subject of the patent infringement claims as filed.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market on the Nasdaq National Market (the "NNM") under the symbol "BSTE". The following tables set forth the high and low sale prices, for the Company's common stock as reported on the NNM for the periods indicated commencing on February 11, 1997, the date the initial public offering price was determined.


       1997                                                 HIGH           LOW
       ----                                                 ----           ---
   First Quarter, commencing on
     February 11, 1997 through March 31, 1997..........   $ 14.125       $ 9.380
   Second Quarter......................................   $  9.750       $ 7.000
   Third Quarter.......................................   $  9.500       $ 7.000
   Fourth Quarter......................................   $ 11.630       $ 7.880

     There were approximately 162 holders of record of common stock as of February 28, 1998. The Company has not paid any cash dividends to date and does not anticipate any being paid in the foreseeable future.

USE OF PROCEEDS

     The Company sold 2,760,000 shares of common stock, par value $.01 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-17657), which was declared effective by the Securities and Exchange Commission on February 10, 1997. The managing underwriters of the offering were Cowen & Company and Alex. Brown & Sons. The aggregate gross proceeds of the offering were $33,120,000. The Company's total expenses in connection with the offering were $3,291,629, of which $2,318,400 was for underwriting discounts and commissions and $973,229 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company (collectively Affiliates). The Company's net proceeds from the offering were $29,828,370. As of December 31, 1997, the Company has expended approximately $4,720,000 of such net proceeds for the purchase of property, equipment and leasehold improvements, $10,770,000 for research and development, and $7,030,000 on sales and marketing activities. The Company utilized the remaining net proceeds of approximately $7,309, 000 for working capital and general corporate purposes.

ITEM 6.     SELECTED FINANCIAL DATA

(in thousands, except per share data)


                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                      1993        1994       1995       1996       1997
                                                    --------    --------   --------   --------   --------
STATEMENT OF INCOME DATA:
Net sales.........................................  $  9,866    $ 16,320   $ 25,147   $ 28,206   $ 31,677
Cost of sales.....................................     3,268       4,416      5,649      5,983      6,926
Gross profit......................................     6,598      11,904     19,498     22,223     24,751

Research and development..........................     2,796       3,836      6,553      9,268     11,662
Selling, general and administrative...............     4,841       5,960      7,134      8,623     11,549
Defense of patent matters.........................        --         338      1,217      2,368        331
Total operating expenses..........................     7,637      10,134     14,904     20,259     23,542

Income (loss) from operations.....................    (1,039)      1,770      4,594      1,964      1,209
Interest and other income, net....................       613         649      1,647      1,846      3,435
Reacquisition of distribution rights..............        --          --         --         --     (3,364)
Income (loss) before benefit (provision)
for income taxes..................................      (426)      2,419      6,241      3,810      1,280
Benefit (provision) for income taxes..............        --         (63)     1,667       (261)       (82)
Net income (loss).................................  $   (426)   $  2,356   $  7,908   $  3,549   $  1,198
                                                    --------    --------   --------   --------   --------
                                                    --------    --------   --------   --------   --------
Basic net income (loss) per share.................  $  (0.04)   $   0.25   $   0.83   $   0.36   $   0.10
                                                    --------    --------   --------   --------   --------
                                                    --------    --------   --------   --------   --------
Diluted net income (loss) per share...............  $  (0.04)   $   0.24   $   0.79   $   0.34   $   0.09
                                                    --------    --------   --------   --------   --------
                                                    --------    --------   --------   --------   --------
Common and common equivalent shares used
in computing per share amounts(1)
      -   Basic...................................     9,473       9,482      9,577      9,852     12,371
      -   Diluted.................................     9,473       9,910     10,004     10,004     13,081


                                                                          DECEMBER 31,
                                                    -----------------------------------------------------
                                                      1993        1994       1995       1996       1997
                                                    --------    --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities..  $  5,129    $  5,916   $ 13,979   $  9,916   $ 39,257
Working capital...................................     6,407       7,974     14,428     14,305     46,611
Total assets......................................    10,269      14,364     27,935     30,089     63,311
Long-term obligations, less current portion.......       634         772      2,739      3,253      3,797
Stockholders' equity..............................     8,155      10,512     18,526     22,153     55,090

----------
(1) Computed on the basis described in Note 1 of Notes to Financial Statements.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "BUSINESS" AND "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DISCLAIMS, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Since the Company's inception in 1988, the Company has been primarily involved in the research, development, manufacturing and marketing of rapid diagnostic tests. The Company began commercial sales of the Triage Panel for Drugs of Abuse ("Triage DOA Panel") in February 1992 and currently markets the product worldwide primarily through distributors supported by a direct sales force. The Company is engaged in research and development of additional rapid diagnostic products in the microbiology, cardiology and therapeutic drug monitoring fields.

     All of the Company's sales to date have been due to sales of the Triage DOA Panel product line. The Triage DOA Panel is currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 80% of product sales in 1997) and in certain countries in Europe, Latin America, the Middle East, Asia and Africa by Merck KGaA ("Merck").

     Since the launch of the Triage DOA Panel in fiscal 1992, the Company has experienced continued revenue growth from its Triage DOA Panel product line. The Company believes that the growth in sales of Triage DOA Panel products is slowing as the available U.S. market becomes saturated and competitive pressures become more and more prominent in a maturing market.

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


RECENT DEVELOPMENTS

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

RESEARCH AND DEVELOPMENT

     In January 1998, the Company received final approval from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac Panel and the Triage Meter in the United States (together called "Triage Cardiac System"). The Triage Cardiac Panel may aid in the diagnosis of Acute Myocardial Infarction ("AMI") and provide physicians with an enhanced ability to make treatment decisions in a timely manner. Used in conjunction with the Triage Meter, the Triage Cardiac Panel is a rapid diagnostic product that quantitatively measures, in a single test device, the level of CK-MB, Troponin I and Myoglobin from a whole-blood sample. In March 1998, the Company received final clearance from the FDA to market the Triage C. DIFFICILE Panel, a new rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. Prior to the launch of the Triage Cardiac System or the Triage C. DIFFICILE Panel, the Company will need to complete an internal validation of the manufacturing processes of each of the new products, in compliance with FDA standards.

     The Company also successfully completed feasibility studies for the Triage Neoral System under its antibody license agreement with Novartis. As a result of this milestone achievement, Novartis invested, in January 1998, an additional $500,000 in Biosite in exchange for a convertible debenture. The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on the IPO of $12.00 per share. Additionally, the Company and Novartis entered into an agreement to expand the scope of the collaborative development of the Triage Neoral System. The expansion of the collaboration may result in payments to Biosite upon attainment of certain milestones.

     There can be no assurance that the Company complete its internal validation of the manufacturing processes of the new products in compliance with FDA standards or successfully attain the research and development milestones necessary to earn the additional Novartis milestone payments.

PRODUCT DISTRIBUTION AGREEMENTS

     With the potential launch of new products from the Company's development pipeline, the Company is evaluating distribution alternatives for its current products and potential new products. As a result, the Company has increased the size of its sales force in the U.S. and is negotiating a new long-term distribution alliance with the Fisher Healthcare Division ("Fisher") of the Fisher Scientific Company, the Company's distributor of the Triage DOA Panel in the U.S. hospital market segment. The long-term distribution arrangement with Fisher would expand their role to include the distribution of the Triage Cardiac System and Triage C. DIFFICILE Panel and certain of the potential new products in the U.S. medical market.

     As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, the Company terminated the development and distribution agreement for the Triage Cardiac System with Merck in December 1997. Upon termination, the Company paid a $2.1 million cash payment and forgave approximately $1.3 million owed to the Company by Merck related to the development of the Triage Cardiac System. Additionally, the Company terminated its agreement with Merck, effective December 1998, regarding international distribution rights for the Triage DOA Panel product line. The Company is evaluating product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.

     The Company anticipates that it may, if appropriate, enter into additional distribution agreements with respect to its products currently under development and products that it develops in the future, if any of such products receive the requisite regulatory clearance or approvals.

     There can be no assurance that the Company will be able to enter into these or other distribution agreements on acceptable terms, if at all. If the Company elects to distribute products directly, there can be no assurance that the Company's direct sales, marketing and distribution efforts would be successful. A failure to enter into acceptable distribution agreements or a failure of the Company to successfully market its products would have a material and adverse effect on the Company.

LITIGATION

     In September 1997, the Company was named in a lawsuit filed by Behring Diagnostics GmbH and Behring Diagnostics, Inc. ("Behring") alleging that the Company's Triage DOA Panel products infringe a patent held by the plaintiffs, which expires in August, 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and may incur significant legal costs in executing its defense. In January 1998, the Company amended its answer to the claims of the Behring lawsuit to include antitrust counterclaims against Behring. The Company seeks an injunction requiring Dade International Inc. to divest itself of its recent acquisition of Behring Diagnostics, Inc. and Behring Diagnostics GmbH, treble monetary damages and attorney fees. If the Company's Triage DOA Panel products were found to infringe such patents, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter platform, including the Triage Cardiac System under development is not the subject of the patent infringement claims as filed.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net sales:


                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                  1995          1996           1997
                                                                 ------        ------         ------
    Net sales.............................................         100%         100%           100%
    Cost of sales.........................................           22           21             22
                                                                    ---          ---            ---
    Gross profit..........................................           78           79             78
    Operating expenses:
    Research and development..............................           26           33             37
    Selling, general and administrative...................           29           31             36
    Defense of patent matters.............................            5            8              1
                                                                    ---          ---            ---
    Total operating expenses..............................           60           72             74
    Income  from operations...............................           18            7              4
    Other income, net.....................................            7            7             11
    Reacquisition of distribution rights..................           --           --            (11)
                                                                    ---          ---            ---
    Income before benefit (provision) for income taxes....
                                                                     25           14              4
    Benefit (provision) for income taxes..................            7           (1)            ---

    Net income ...........................................          32%          13%             4%
                                                                    ===          ===            ==

YEARS ENDED DECEMBER 31, 1997 AND 1996

     REVENUES. Revenues increased 12% to $31.7 million in 1997 from $28.2 million in 1996. The increase is primarily attributable to the continued market acceptance of the Company's Triage DOA Plus TCA Panel and Triage Intervention Panel products. The Company believes that the growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

     GROSS PROFIT. Gross profit increased 11% to $24.8 million in 1997 as a result of increased sales of the Triage DOA Panel product line. Gross margins decreased slightly to 78% from 79% for 1996. The Company expects that gross margins will continue to decrease as a result of competitive pricing pressures and the potential introduction of new products. Such potential new products are expected to realize lower gross margins during the early stages of commercialization of these products.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 26% to $11.7 million in 1997 from $9.3 million in 1996. This increase resulted primarily from the expansion of the Company's research and development and manufacturing scale-up efforts on its cardiac, microbiology, and therapeutic drug monitoring assays under development. During 1997, the Company continued to expend significant efforts on activities related to the Triage Cardiac Panel and the Triage C. DIFFICILE Panel, two products which the Company believes are closest to commercialization, while continuing research and development activities related to other products under development. The Company expects that its research and development expenses will continue to increase in 1998, as compared to 1997 levels. The increased expenditures are expected to primarily relate to preclinical and clinical studies, hiring additional personnel, product development efforts and manufacturing scale-up activities. The timing of such increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of product launch of the Triage Cardiac System and Triage C. DIFFICILE Panel and other potential product launches. With the FDA approval of the Triage Cardiac System and Triage C. DIFFICILE Panel, manufacturing scale-up activities related to these potential products are expected to continue in the first and second quarters of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 34% to $11.5 million in 1997 from $8.6 million in 1996. The 1997 increases were primarily a result of the costs of expanding the Company's in-house marketing and administrative functions to support the Company's expanded operations and public reporting responsibilities. During 1997, the Company continued to implement certain marketing programs designed to spur greater sales of its Triage DOA Panel products in the workplace testing market and secure long-term commitments from customers in the clinical market. Additionally, preparatory marketing activities related to the potential launch of new products were initiated. The Company expects selling, general and administrative costs to increase significantly in 1998, as the Company continues to expand its level of operations and in anticipation of potential changes in its operations resulting from, among other things, the potential introduction of new products, expansion of the Company's facilities, and the Company's obligations as a public reporting entity. Associated with the potential introduction of new products are increased costs related to the Company's plans to expand its sales force in the U.S., increased marketing activities, and the addition of administrative personnel to support expanded manufacturing and sales activities. The timing of such increased expenditures and their magnitude are primarily dependent on the success of the development of new products and the timing of their commercialization, distribution strategies and sales growth.

     DEFENSE OF PATENT MATTERS. In 1997, the Company recorded legal costs associated with the Behring litigation and other patent disputes totaling approximately $331,000 relating to the defense of such patent matters. The Company intends to vigorously defend itself in this matter and may incur significant legal costs in executing its defense.

     INTEREST AND OTHER INCOME. Interest income increased $1.4 million to $2.1 million in 1997 from $736,000 in 1996. The increases resulted primarily from the higher average balances of cash, cash equivalents and marketable securities during 1997 as compared to 1996. In February 1997, the Company received net proceeds from its initial public offering of approximately $29.8 million.

     REACQUISITION OF DISTRIBUTION RIGHTS. In 1994, the Company entered into an agreement with Merck to distribute the Triage Cardiac System in certain countries in Europe and Latin America and in South Africa. In 1996, Merck decided to refocus away from certain aspects of the human diagnostics business. In December 1997, Biosite terminated the development and distribution agreement with Merck for the Triage Cardiac System, paid Merck $2.1 million cash and forgave $1.3 million owed to the Company by Merck related to the development of the Triage Cardiac Panel and the Triage Meter. The Company is evaluating product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries. There can be no assurance that the Company will be able to enter into alternative distribution agreements on acceptable terms, if at all. If the Company elects to distribute products directly, there can be no assurance that the Company's direct sales, marketing and distribution efforts would be successful. A failure to enter into acceptable distribution agreements or a failure of the Company to successfully market its products would have a material and adverse effect on the Company.

     BENEFIT (PROVISION) FOR INCOME TAXES. The Company's provision for income taxes decreased to $82,000 in 1997 from $261,000 in 1996. As of December 31, 1997, the Company had federal research and development, California research and development, and California manufacturers' credit carryforwards of approximately $1,270,000, $370,000, and $427,000, respectively. The federal research and development, California research and development, and California manufacturers' credit will begin expiring in 2003, 2003, and 2005, respectively, unless previously utilized. In 1997, the Company utilized federal research and development credit carryforwards of approximately $98,000 to offset taxable income.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     REVENUES. Revenues increased 12% to $28.2 million in 1996 from $25.1 million in 1995. The increase is primarily attributable to the Company's expansion of the Triage DOA Panel product line to include the higher-priced Triage DOA Plus TCA Panel product, which was launched in February 1995. Sales of Triage DOA Plus TCA Panel product increased 43% to $13.7 million in 1996 from $9.6 million in 1995. As a result of the market acceptance of Triage DOA Plus TCA Panel product, a shift from other Triage DOA Panel products occurred as customers converted their orders to the Triage DOA Plus TCA Panel product.

     GROSS PROFIT. Gross profit increased 14% to $22.2 million in 1996 as a result of increased sales for the Triage DOA Panel product line. Gross margins increased to 79% for 1996 from 78% for 1995. The increase in gross margins resulted from continued improvements in the Company's manufacturing efficiency.

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

     DEFENSE OF PATENT MATTERS. In September 1996, the Company reached a settlement with Abbott Laboratories, with respect to all claims set forth in a lawsuit filed by Abbott Laboratories in May 1994. The lawsuit alleged that Triage DOA Panel products infringed a patent licensed to Abbott Laboratories. The Company vigorously defended the lawsuit. However, to avoid protracted litigation, the Company settled the patent matter in September 1996, paid $2.0 million as a settlement of the litigation and, for an additional $3.5 million and the agreement to pay certain royalties, obtained a license to certain technology. The $2.0 million litigation settlement payment, as well as the amortization related to prior fiscal years and related legal defense costs were charged to defense of patent matters in 1996.

     INTEREST AND OTHER INCOME. Contract revenues from a related party increased $541,000 in 1996 to $1.1 million from $561,000 in 1995. This increase was primarily due to higher expenditures related to the Triage Cardiac development program with Merck which resulted in higher revenues to the Company. Contract revenues from an unrelated party decreased $300,000 in 1996. The decrease was attributable to the timing of the achievement of milestones under the Company's development agreement with KDK.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through revenues from operations, private placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its inception, the Company has raised over $21.7 million in net cash proceeds from the private placement of equity securities and $1.0 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net cash proceeds from its initial public offering of common stock.

     During the year ended December 31, 1997, the Company generated $1.1 million in cash from operating activities despite significant investment of cash into potential product launch activities such as manufacturing scale-up tasks and preparatory marketing activities. Net proceeds from the initial public offering of $29.8 million were invested primarily in marketable securities and have been used to fund operating activities, purchase capital equipment and leasehold improvements and payment of long-term obligations. Other significant business activities affecting cash included the $2.1 million contract termination fee paid to Merck, the expenditure of $5.2 million for capital equipment and leasehold improvements, the receipt of $3.1 million in proceeds from equipment financing and payments under equipment financing agreements of $1.2 million.

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

     During the year ended December 31, 1995, the Company generated $7.9 million in cash from operating activities. In 1995, the Company used $8.5 million in cash for investing activities, which primarily consisted of increased investment in marketable securities of $6.2 million and the purchase of capital equipment for $2.7 million. Additionally, the Company generated $2.5 million in cash from financing activities that consisted primarily of proceeds from the issuance of a $1.0 million convertible debenture and proceeds of capital equipment financing of $2.3 million.

     The Company's primary short-term needs for capital, which are subject to change, are for expansion of its manufacturing capacity for potential new products, expansion of its direct sales force and marketing programs related to potential new products, potential procurement and enforcement of patents, resolution of patent matters, including potential licensing of certain technologies patented by others, and the continued advancement of research and development efforts. The Company utilizes credit arrangements with financial institutions to finance the purchase of capital equipment. As of December 31, 1997, the Company had equipment financing lines of credit with financial institutions totaling $3.5 million, of which approximately $2.1 million was available for future borrowing. The $500,000 and $3.0 million lines of credit expire on March 30 and June 30, 1998, respectively. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

     The Company is negotiating with various parties for the leasing of a new campus corporate facility to be constructed in San Diego, which would be adequate for its future needs. The Company does not anticipate relocating its operations to the new facility prior to January 2000. This may result in an increase in rent upon occupancy.

     The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed, gain market acceptance and become and remain competitive, results of clinical investigations, the timing and results of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, and resolution of patent matters. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

IMPACT OF YEAR 2000 ISSUE

     The Company is currently developing a plan to ensure its system and software infrastructure will function properly with respect to the dates in the year 2000 and thereafter. Key financial, information and operational systems will be assessed and plans will be developed to address required systems modifications. The Company will coordinate these activities with suppliers, distributors, financial institutions and others with whom it does business. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems and will not have a material adverse effect on the Company's business. However, if such modifications and conversions are not made or are not completed in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company. Additionally, there is no guarantee that the systems of other companies on which Biosite's systems rely will be timely converted and would not have an adverse effect on the Company's systems. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be affected.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index on Page F-l of the Financial Report included herein.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this section with respect to Directors is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. The executive officers of the Company, their positions with the Company and ages as of March 31, 1998 are as follows:


           NAME                   AGE                     POSITION
    --------------------------    ---    ---------------------------------------------------
    Kim D. Blickenstaff            45    President, Chief Executive Officer, Treasurer,
                                            Secretary and Director
    Thomas M. Watlington           42    Senior Vice President
    Kenneth F. Buechler, Ph.D.     44    Vice President, Research
    Christopher R. Hibberd         32    Vice President, Business Development
    Charles W. Patrick             43    Vice President, Sales and Marketing
    S. Nicholas Stiso, Ph.D.       53    Vice President, Operations
    Christopher J. Twomey          38    Vice President, Finance and Chief Financial Officer
    Gunars E. Valkirs, Ph.D.       46    Vice President, Research and Development,
                                         Chief Technical Officer and Director

     KIM D. BLICKENSTAFF, a founder of the Company, has been President and Chief Executive Officer since April 1988. Mr. Blickenstaff also is a director of Micro Therapeutics Incorporated and Medi Spectra Inc. Prior to joining Biosite, he held various positions in finance, operations, research management, sales management, strategic planning, and marketing with Baxter Travenol, National Health Laboratories, and Hybritech Incorporated ("Hybritech"). Mr. Blickenstaff holds an M.B.A. from the Graduate School of Business, Loyola University, Chicago.

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

     CHRISTOPHER R. HIBBERD joined the Company in June 1997 to head the Company's business development activities after spending five years with the Boston Consulting Group ("BCG"). At BCG, Mr. Hibberd was a Manager, leading client case teams in developing and implementing value-creating strategies for businesses in a variety of industry sectors. Prior to that, he held consulting positions at various companies and also was a Development Engineer for Albright & Wilson Americas from 1987 to 1990. Mr. Hibberd received an Engineering degree from the University of Toronto, Canada and his M.B.A. from the University of Western Ontario, Canada.

     CHARLES W. PATRICK joined the Company in August 1990 as Vice President, Sales and Marketing. From 1978 to August 1990, Mr. Patrick held various positions in sales, sales management and product and marketing management with Abbott Laboratories. From 1987 to August 1990, he was Group Marketing Manager for the Abused Drug Business Unit of Abbott, where he managed the worldwide product launch of Abbott's TDx and ADx bench top testing systems. Mr. Patrick holds a B.A. from the University of Central Florida.

     CHRISTOPHER J. TWOMEY joined the Company as Director of Finance in March 1990 and was promoted to Vice President of Finance and Chief Financial Officer in 1993. From 1981 to March 1990, Mr. Twomey was employed at Ernst & Young LLP, where from October 1985 to March 1990, he served as an Audit Manager. Mr. Twomey holds a B.A. in Business Economics from the University of California at Santa Barbara.

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

     GUNARS E. VALKIRS, PH.D., a founder of Biosite and a co-inventor of certain of its proprietary technology has been a director, Vice President, Research and Development and Chief Technical Officer since 1988. Prior to forming Biosite, he was a Scientific Investigator with the Diagnostics Research & Development Group at Hybritech, where he was the primary inventor of Hybritech's patented ICON technology. Dr. Valkirs holds a Ph.D. in Physics from the University of California at San Diego.

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information in the section entitled "Compensation of Executive Officers and Directors" in the Proxy Statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The information required by this item is incorporated by reference from the information in the section entitled "Stock Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information in the section entitled "Certain Relationship and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(A)  (1) FINANCIAL STATEMENTS

     The financial statements of the Company are included herein as required under Item 8 of this annual report on Form 10-K. See Index on page F-l.

     (2) FINANCIAL STATEMENT SCHEDULES

     Schedule II Valuation and Qualifying Accounts

     The other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     (3) EXHIBITS

     The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.


EXHIBIT
 NUMBER          DESCRIPTION OF DOCUMENT
--------         -----------------------
  3.(i)(1)       Restated Certificate of Incorporation, as filed with the Delaware Secretary of
                 State on February 18, 1997.

  3.(i)(4)       Certificate of Designation, as filed with the Delaware Secretary of State on
                 October 23, 1997.

 3.(ii)(2)       Amended and Restated Bylaws of the Company.

       4.1       Form of Common Stock Certificate with rights legend.

10.1(2)(A)       Amended and Restated 1989 Stock Plan of Biosite Diagnostics Incorporated.

10.2(2)(A)       1996 Stock Incentive Plan of Biosite Diagnostics Incorporated ("1996 Stock
                 Plan").

10.3(2)(A)       Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

10.4(2)(A)       Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.

10.5(2)          Biosite Diagnostics Incorporated Employee Stock Purchase Plan.

10.6(2)(A)       Form of Indemnity Agreement between the Company and its officers and directors.

10.7(2)          Sublease Agreement between the Company and General Atomics, dated February 17,
                 1992, as amended on August 10, 1992, January 21, 1993, October 29, 1993,
                 March 1, 1995 and October 1, 1996.

10.8(2)(+)       Antibody License Agreement between the Company and Sandoz Pharma Ltd.
                 (currently known as Novartis Pharma AG), dated September 22, 1995, as amended on July 26, 1996.



10.9(2)(+)       Easy Assay License Agreement between the Company and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995.

10.10(2)(+)      Distribution Agreement between the Company and Curtin Matheson Scientific, Inc.
                 (currently known as the Fisher Healthcare division of the Fisher Scientific
                 Company), dated November 11, 1991, as amended on March 7, 1994, March 12, 1996 and
                 August 9, 1996.

10.11(2)(+)      Development, Supply and Distribution Agreement between the Company and Kyoto
                 Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.

10.12(2)(+)      Development and Supply Agreement between the Company and LRE Relais + Elektronik
                 GmbH -- Medical Technology, dated September 23, 1994.

10.13(2)(+)      Distributorship Agreement between the Company and E. Merck KGaA, dated July 27,
                 1992, as amended on November 10, 1993, January 13, 1994 and December 11, 1995.

10.16(2)(+)      Research and Development Agreement between the Company and Ixsys, Inc., dated
                 July 1, 1992.

10.17(2)         Stock Purchase Agreement dated as of October 30, 1991 between the Company and certain purchasers of Series D Preferred Stock.

10.18(2)         Stock Purchase Agreement dated as of November 25, 1992 between the Company and
                 E. Merck KGaA concerning Series E Preferred Stock.

10.19(2)         Debenture Purchase Agreement between the Company and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated as of September 22, 1995.

10.20(2)(+)      Settlement and License Agreement & Agreement of Dismissal with Prejudice, between the Company and Abbott Laboratories, dated as of September 6, 1996.

10.21(2)         Lease Agreement between the Company and TCEP II Properties Limited Partnership
                 dated July 26, 1996.

10.22(2)         Lease Agreement between the Company and Sorrento West Limited dated September 21, 1994

10.23(3)(+)      Amendment dated April 1, 1997 to Distribution Agreement between the Company and
                 Curtin Matheson Scientific, Inc. (currently known as the Fisher Healthcare division of the Fisher Scientific Company), dated November 11, 1991, as amended (Exhibit
                 10.10 to the Company's Registration Statement on Form S-1, No. 333-17657). (+)

10.24(4)         Rights Agreement dated as of October 22, 1997 between the Company and BankBoston, N.A.

10.25(++)        Letter Agreement between the Company and Novartis Pharma AG, dated November 20, 1997.

10.26(++)        Agreement between the Company and E. Merck KGaA, dated December 8, 1997, for the termination of the Distributorship Agreement dated July 28, 1992.



10.27            Agreement between the Company and E. Merck KGaA, dated December 8,
                 1997, for the termination of the Collaborative Development Agreement, dated July
                 28, 1994, and the termination of the Supply and Distribution Agreement dated
                 July 28, 1994.

23.1             Consent of Ernst & Young LLP, independent auditors.

27.1             Financial Data Schedule for year ended December 31, 1997

27.2             Restated Financial Data Schedule for year ended December 31, 1996

27.3             Restated Financial Data Schedule for quarters ended March 31, June 30, and September 30,
                 1997
----------

(1) Incorporated by reference to Exhibit 3.(i)3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(2) Incorporated by reference to the exhibits of the same number to the Company's Registration Statement on Form S-1, No. 333-17657.

(3) Incorporated by reference to Exhibit 16.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form 8-A, filed on October 28, 1997


(A)  Indicates management contract or compensatory plan or arrangement.

(+) Confidential treatment has been granted for certain portions of these exhibits.

(++) Confidential treatment has been requested for certain portions of these exhibits.


(B)  REPORTS ON FORM 8-K

     On October 28, 1997 the Company filed a Current Report on Form 8-K reporting under Item 5. Other Events, the adoption of a Stockholder Rights Plan on October 22, 1997.

                        BIOSITE DIAGNOSTICS INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.



BIOSITE DIAGNOSTICS INCORPORATED



         /S/ KIM D. BLICKENSTAFF                          Date:  March 31, 1998
--------------------------------------------
           Kim D. Blickenstaff
  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


NAME                                        TITLE                                  DATE
----                                        -----                                  ----

   /S/ KIM D. BLICKENSTAFF          President, Chief Executive Officer          March 31, 1998
-----------------------------       (Principal Executive Officer) and
     Kim D. Blickenstaff            Director

  /S/ CHRISTOPHER J. TWOMEY         Vice President and Chief Financial          March 31, 1998
-----------------------------       Officer (Principal Financial Officer
    Christopher J. Twomey           and Accounting Officer)

   /S/ TIMOTHY J. WOLLAEGER         Chairman of the Board                       March 31, 1998
-----------------------------
    Timothy J. Wollaeger


 /S/ GUNARS E. VALKIRS, PH.D.       Director                                    March 31, 1998
-----------------------------
  Gunars E. Valkirs, Ph.D.


  /S/ THOMAS H. ADAMS, PH.D.        Director                                    March 31, 1998
-----------------------------
   Thomas H. Adams, Ph.D.


   /S/ FREDERICK J. DOTZLER         Director                                    March 31, 1998
-----------------------------
    Frederick J. Dotzler


  /S/ HOWARD E. GREENE, JR.         Director                                    March 31, 1998
-----------------------------
    Howard E. Greene, Jr.


    /S/ LONNIE M. SMITH             Director                                    March 31, 1998
-----------------------------
       Lonnie M. Smith

                                      -44-

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors......................    F-2
Balance Sheets at December 31, 1996 and 1997...........................    F-3
Statements of Income for each of the three years in the period ended
  December 31, 1997....................................................    F-4
Statements of Stockholders' Equity for each of the three years in
  the period ended December 31, 1997...................................    F-5
Statements of Cash Flows for each of the three years in the period
  ended December 31, 1997..............................................    F-6
Notes to Financial Statements..........................................    F-7


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Biosite Diagnostics Incorporated

     We have audited the accompanying balance sheets of Biosite Diagnostics Incorporated as of December 31, 1996 and 1997, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosite Diagnostics Incorporated at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                ERNST & YOUNG LLP



San Diego, California
February 6, 1997

                        BIOSITE DIAGNOSTICS INCORPORATED

                                 BALANCE SHEETS


                                                                     December 31,
                                                                  1996          1997
                                                                 ------        ------
Assets
Current assets:
  Cash and cash equivalents                                   $  1,609,861   $  2,330,274
  Marketable securities, available-for-sale                      8,305,663     36,927,167
  Accounts receivable                                            4,608,072      5,282,500
  Receivable from stockholder                                      869,535        648,664
  Inventory                                                      1,732,180      2,169,896
  Deferred income taxes                                          1,180,000      2,310,000
  Prepaid expenses and other current assets                        684,298      1,367,348
                                                              ------------   ------------
        Total current assets                                    18,989,609     51,035,849
Property, equipment and leasehold improvements,  net             4,140,163      7,216,983
Deferred income taxes                                              537,000        338,000
Patents and license rights, net                                  4,292,277      3,720,035
Deposits and other assets                                        2,129,569      1,000,341
                                                              ------------   ------------
                                                              $ 30,088,618   $ 63,311,208
                                                              ------------   ------------
                                                              ------------   ------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                            $    967,974   $  1,420,969
  Accrued salaries and other                                     1,950,800      1,107,476
  Accrued contract payable                                         751,544        563,812
  Current portion of long-term obligations                       1,012,073      1,332,200
                                                              ------------   ------------
        Total current liabilities                                4,682,391      4,424,457
Long-term obligations                                            3,252,944      3,796,975
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 8,328,847 and 5,000,000
  shares authorized at December 31, 1996 and 1997,
  respectively; 8,328,847 and 0 shares issued and
  outstanding at December 31, 1996 and 1997, respectively           83,288              -
Common stock, $.01 par value, 25,000,000 shares authorized;
  1,473,573, and 12,864,745 shares issued and outstanding
  at December 31, 1996 and 1997, respectively                       14,736        128,647
Additional paid-in capital                                      22,094,711     53,684,302
Unrealized net gain (loss) on marketable securities, net of
  related tax effect of $(1,837) and $3,772 at December 31,
  1996 and 1997, respectively                                       (2,754)         5,658
Deferred compensation                                             (427,345)      (317,595)
Retained earnings                                                  390,647      1,588,764
                                                              ------------   ------------
        Total stockholders' equity                              22,153,283     55,089,776
                                                              ------------   ------------
                                                              $ 30,088,618   $ 63,311,208
                                                              ------------   ------------
                                                              ------------   ------------

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                              STATEMENTS OF INCOME

                                                                       Years Ended December 31,
                                                                1995             1996            1997
                                                            ------------    ------------    ------------
Net sales                                                   $ 25,146,540    $ 28,205,974    $ 31,676,630
Cost of sales                                                  5,648,786       5,982,673       6,925,318
                                                            ------------    ------------    ------------
Gross profit                                                  19,497,754      22,223,301      24,751,312

Operating expenses:
  Research and development                                     6,553,454       9,268,460      11,661,894
  Selling, general and administrative                          7,133,638       8,622,577      11,549,734
  Defense of patent matters                                    1,217,065       2,368,282         330,537
                                                            ------------    ------------    ------------
                                                              14,904,157      20,259,319      23,542,165
                                                            ------------    ------------    ------------
Operating income                                               4,593,597       1,963,982       1,209,147

Other income (expense):
  Interest income                                                599,477         736,445       2,110,164
  Contract revenue-related parties                               561,048       1,101,649         777,767
  Contract revenue and other income                              487,208           7,897         547,173
  Reacquisition of distribution rights                                 -               -      (3,364,134)
                                                           -------------    ------------    -------------
                                                               1,647,733       1,845,991          70,970
Income before benefit (provision) for income
  taxes                                                        6,241,330       3,809,973       1,280,117
Benefit (provision) for income taxes                           1,667,000        (261,000)        (82,000)
                                                            ------------    -------------   -------------
Net income                                                  $  7,908,330    $  3,548,973    $  1,198,117
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------
Basic net income per share                                  $        .83    $        .36    $        .10
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------
Diluted  net income per share                               $        .79    $        .34    $        .09
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------
Shares used in calculating per share amounts -
    Basic                                                      9,577,000       9,852,000      12,371,000
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------

    Diluted                                                   10,004,000      10,392,000      13,081,000
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Unrealized
                                                                                          Net Gain                   Retained
                                                                             Additional  (Loss) on                   Earnings/
                              Preferred Stock           Common Stock          Paid-in    Marketable    Deferred    (Accumulated
                             Shares     Amount     Shares        Amount      Capital    Securities  Compensation     Deficit)
                            ---------  --------  ----------  -----------  ------------  ----------  ------------  -------------
Balance at
  December 31, 1994         8,328,847  $ 83,288   1,154,066  $    11,541  $ 21,483,800  $        -  $          -  $ (11,066,656)
Issuance of common
  stock under employee
  stock plan                        -         -     215,529        2,155        86,716           -             -              -
Change in unrealized
  net gain (loss) on
  marketable securities,
  net of income taxes
  of $11,058                        -         -           -            -             -      16,588             -               -
Net income                          -         -           -                          -           -             -       7,908,330
                            ---------  --------  ----------  -----------  ------------  ----------  ------------   -------------
                                                                       -
Balance at
  December 31, 1995         8,328,847    83,288   1,369,595       13,696    21,570,516      16,588             -      (3,158,326)
Issuance of common
  stock under employee
  stock plans                       -         -     103,978        1,040        85,185           -             -               -
Change in unrealized
  net gain (loss) on
  marketable securities,
  net of income taxes
  of $(12,895)                      -         -           -            -             -     (19,342)            -               -
Deferred compensation
  related to issuance
  of stock options                  -         -           -            -       439,010           -      (439,010)              -
Amortization of
  deferred compensation             -         -           -            -             -           -        11,665               -
Net income                          -         -           -            -             -           -             -       3,548,973
                            --------- ---------  ----------  -----------  ------------  ----------  ------------    ------------
Balance at December 31,
  1996                      8,328,847    83,288   1,473,573       14,736    22,094,711      (2,754)     (427,345)        390,647
Issuance of common
  stock from initial
  public offering (IPO),
  net of offering costs
  of $3,291,630                     -         -   2,760,000       27,600    29,800,770           -             -               -
Conversion of preferred
  stock into common
  stock in connection
  with IPO                 (8,328,847)  (83,288)  8,328,847       83,288             -           -             -               -
Conversion of convertible
  debenture into common
  stock in connection
  with IPO                          -         -      92,575          926     1,109,978           -             -               -
Issuance of common stock
  under employee stock
  plans                             -         -     209,750        2,097       618,896           -             -               -
Change in unrealized net
  gain (loss) on
  marketable securities,
  net of income taxes of
  $5,608                            -         -           -            -             -       8,412             -               -
Amortization of deferred
  compensation                      -         -           -            -             -           -       109,750               -
Income tax benefit from
  exercise of stock
  options                           -         -           -            -        59,947           -             -               -
Net income                          -         -           -            -             -           -             -       1,198,117
                           ----------  --------  ----------  -----------  ------------  ----------  ------------    ------------
Balance at December 31,
  1997                              -  $      -  12,864,745  $   128,647  $ 53,684,302  $    5,658  $   (317,595)   $  1,588,764
                           ----------  --------  ----------  -----------  ------------  ----------  ------------    ------------
                           ----------  --------  ----------  -----------  ------------  ----------  ------------    ------------

                                Total
                            Stockholders
                              Equity
                           -------------
Balance at
  December 31, 1994         $ 10,511,973
Issuance of common
  stock under employee
  stock plan                      88,871
Change in unrealized
  net gain (loss) on
  marketable securities,
  net of income taxes
  of $11,058                      16,588
Net income                     7,908,330
                           -------------

Balance at
  December 31, 1995           18,525,762
Issuance of common
  stock under employee
  stock plans                     86,225
Change in unrealized
  net gain (loss) on
  marketable securities,
  net of income taxes
  of $(12,895)                   (19,342
Deferred compensation
  related to issuance
  of stock options                     -
Amortization of
  deferred compensation           11,665
Net income                     3,548,973
                           -------------
Balance at December 31,
  1996                        22,153,283
Issuance of common
  stock from initial
  public offering (IPO),
  net of offering costs
  of $3,291,630               29,828,370
Conversion of preferred
  stock into common
  stock in connection
  with IPO                            -
Conversion of convertible
  debenture into common
  stock in connection
  with IPO                    1,110,904
Issuance of common stock
  under employee stock
  plans                         620,993
Change in unrealized net
  gain (loss) on
  marketable securities,
  net of income taxes of
  $5,608                          8,412
Amortization of deferred
  compensation                  109,750
Income tax benefit from
  exercise of stock
  options                        59,947
Net income                    1,198,117
                           ------------
Balance at December 31,
  1997                     $ 55,089,776
                           ------------
                           ------------

See accompanying notes

                        BIOSITE DIAGNOSTICS INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31,
                                                                    1995               1996              1997
                                                                ------------       ------------      -----------
Operating activities:
Net income                                                      $  7,908,330       $  3,548,973      $ 1,198,117
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                    1,787,386          2,417,816        2,738,230
  Amortization of deferred compensation                                    -             11,665          109,750
  Deferred income taxes                                           (1,827,000)           110,000         (931,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                             (625,856)          (806,317)        (674,428)
    Receivable from stockholder                                      330,000           (728,535)         220,871
    Inventory                                                       (551,294)           (43,056)        (437,716)
    Prepaid expenses and other current assets                        (71,673)          (257,486)        (688,659)
    Accounts payable                                                 168,308            191,581          452,995
    Accrued liabilities                                              450,111         (1,462,967)        (860,205)
    Deferred revenue from stockholder                                298,952           (615,282)               -
                                                                ------------       ------------      -----------
Net cash provided by operating activities                          7,867,264          2,366,392        1,127,955

Investing activities:
Proceeds from sales and maturities of marketable
  securities                                                       8,189,035         13,019,169       37,340,473
Purchase of marketable securities                                (14,340,836)        (9,654,462)     (65,947,956)
Purchase of property, equipment and leasehold improvements        (2,682,315)        (1,967,143)      (5,221,969)
Patents, license rights, deposits and other assets                   321,782         (4,929,555)       1,108,389
                                                                ------------       ------------      -----------
Net cash used in investing activities                             (8,512,334)        (3,531,991)     (32,721,063)

Financing activities:
Proceeds from issuance of convertible debenture                    1,000,000                  -                -
Proceeds from issuance of equipment loans payable                  2,290,561          1,641,340        3,077,701
Principal payments under long-term obligations                      (850,392)        (1,228,508)      (1,213,543)
Proceeds from issuance of stock, net                                  88,871             86,225       30,449,363
                                                                ------------       ------------      -----------
Net cash provided by financing activities                          2,529,040            499,057       32,313,521
                                                                ------------       ------------      -----------
Increase (decrease) in cash and cash equivalents                   1,883,970           (666,542)         720,413
Cash and cash equivalents at beginning of year                       392,433          2,276,403        1,609,861
                                                                ------------       ------------      -----------
Cash and cash equivalents at end of year                        $  2,276,403       $  1,609,861      $ 2,330,274
                                                                ------------       ------------      -----------
                                                                ------------       ------------      -----------

Supplemental disclosures of cash flow information:
  Interest paid                                                 $    208,623       $    280,245      $   356,694
                                                                ------------       ------------      -----------
                                                                ------------       ------------      -----------
  Income taxes paid                                             $    171,243       $    103,350      $ 1,203,900
                                                                ------------       ------------      -----------
                                                                ------------       ------------      -----------

Supplemental schedule of non-cash investing and
  financing activities:
  Accrued liability for license rights acquired                 $  2,200,000       $          -      $         -
                                                                ------------       ------------      -----------
                                                                ------------       ------------      -----------
  Conversion of convertible debenture into common stock         $          -       $          -      $ 1,110,904
                                                                ------------       ------------      -----------
                                                                ------------       ------------      -----------

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Policies

ORGANIZATION AND BUSINESS ACTIVITY

    Biosite Diagnostics Incorporated (the "Company") was established in 1988. The Company has been primarily involved in the research, development, manufacturing and marketing of rapid diagnostic assays. The Company's first product is the Triage DOA Panel, a urine test for the rapid detection of common drugs of abuse. The Company began commercial sales of the Triage DOA Panel in February 1992 and currently markets the product worldwide primarily through distributors supported by a direct sales force. The principal markets of the Company are hospital laboratories and emergency departments.

In January 1998, the Company received final approval from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac Panel and Triage Meter (together called the "Triage Cardiac System") in the United States. The Triage Cardiac System may aid in the diagnosis of Acute Myocardial Infarction (AMI) and provide physicians with an enhanced ability to make treatment decisions in a timely manner. Used in conjunction with the Triage Meter, the Triage Cardiac Panel is a rapid diagnostic product that quantitatively measures, in a single test device, the level of CK-MB, troponin I and myoglobin from a whole blood sample. In March 1998, the Company received final clearance from the FDA to market the Triage C. DIFFICILE Panel, a new rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. Prior to the launch of the Triage Cardiac System or the Triage C. DIFFICILE Panel, the Company will need to complete an internal validation of the manufacturing processes of each of the new products, in compliance with FDA standards. The Company is also engaged in research and development of additional rapid diagnostic products in the microbiology, cardiology and therapeutic drug monitoring fields.

REVENUE RECOGNITION AND SIGNIFICANT CUSTOMERS

         The Company recognizes sales upon shipment. The Company's U.S. distributor accounted for 88%, 81% and 80% of the product sales in 1995, 1996 and 1997, respectively.

         Export sales to international customers amounted to $1,944,000, $2,846,000 and $2,982,000 in 1995, 1996 and 1997, respectively. Sales to a stockholder amounted to approximately $1,345,000, $2,096,000 and $2,013,000 in 1995, 1996 and 1997, respectively. Accounts receivable from a stockholder were approximately $383,000 and $649,000 at December 31, 1996 and 1997, respectively.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and highly liquid debt investments with maturities of 90 days or less when purchased.

MARKETABLE SECURITIES

Financial Accounting Standards Board ("FASB") Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

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

DEPRECIATION AND AMORTIZATION

         Depreciation of property and equipment is computed using the straight-line method over five years. Amortization of leased equipment is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

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

STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation was recorded.

DEFERRED COMPENSATION

         For options granted during the one-year period prior to the Company's initial public offering of common stock, the Company recorded and amortizes, over the related vesting periods, deferred compensation representing the excess of the deemed value for accounting purposes of the options granted over their aggregate exercise price.

CONCENTRATION OF CREDIT RISK

         The Company sells its products primarily to its U.S. distributor. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses have been minimal and within management's expectations.

         The Company invests its excess cash in debt instruments of the U.S. Government, financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant realized losses on its marketable securities.

                        BIOSITE DIAGNOSTICS INCORPORATED

ASSET IMPAIRMENT

         The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121) effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect of such adoption on the Company's financial position or results of operations.

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

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options.

         Pursuant to the requirements of the Securities and Exchange Commission, the calculation of the shares used in computing basic and diluted EPS include the convertible preferred stock which converted into 8,328,847 shares of common stock and an outstanding $1.0 million convertible debenture and related accrued interest which converted into 92,575 common shares (based on the initial public offering ("IPO") price of $12.00 per share) upon the completion of the initial public offering, as if they were converted into common stock as of the original dates of issuance.

         Shares used in calculating basic and diluted net income per share were as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                     1995               1996              1997
                                                                   -------            -------           -------
                                                                   (amounts in thousands, except per share data)
Weighted average common shares outstanding                           1,225              1,431            11,249
Effect of the assumed conversion of preferred shares                 8,329              8,329             1,110
Effect of the assumed conversion of convertible debenture               23                 92                12
                                                                   -------            -------           -------
Shares used in calculating per share amounts - Basic                 9,577              9,852            12,371

Net effect of dilutive common share equivalents using
   the treasury stock method                                           427                540               699
Contingently issuable shares                                             -                  -                11
                                                                   -------            -------           -------
Shares used in calculating per share amounts - Diluted              10,004             10,392            13,081
                                                                   -------            -------           -------

                        BIOSITE DIAGNOSTICS INCORPORATED

COMPREHENSIVE INCOME AND SEGMENT INFORMATION

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, SEGMENT INFORMATION. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and that adoption of this standard will not have a material impact on the Company's financial statements.


2. Licensing Agreements

         The Company has entered into licensing agreements to utilize certain antibodies and/or technologies in exchange for up-front, annual milestone, or royalty payments or a combination thereof. Certain of the upfront and annual payments are creditable towards future royalties payable. Royalties may be payable at various rates for product sales derived from the licensed technologies.

         The Company purchased license rights for technologies utilized in products for sale of $2.2 million and $3.5 million during the years ended December 31, 1995 and 1996, respectively. Accumulated amortization of license rights at December 31, 1996 and 1997 was approximately $1,832,000 and $2,421,000, respectively.


3. Collaborative and Distribution Agreements

         In June 1994, the Company entered into a collaborative development agreement and a distribution agreement with Merck KgaA ("Merck"), a stockholder, for the development and marketing of the Triage Cardiac Panel and under such agreements, Merck was to fund a portion of the development costs. At December 31, 1996, the Company had a receivable from the stockholder of $487,000 under the agreement. The Company recognized revenue under this agreement on the percentage of completion basis as costs were incurred. For the years ended December 31, 1995, 1996 and 1997, the Company incurred $2,453,000, $2,554,000 and $2,866,000, respectively, in expenses under this agreement and recognized $561,000, $1,102,000 and $778,000 respectively, as contract revenue.

         As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, the Company terminated the development and distribution agreement for the Triage Cardiac System with Merck in December 1997. Upon termination, the Company paid a $2.1 million cash payment and forgave approximately $1.3 million owed to the Company by Merck related to the development of the Triage Cardiac Panel and the Triage Meter. Such expenses were charged to reacquisition of distribution rights in the accompanying statements of income. Additionally, the Company terminated its agreement with Merck, effective December 1998, regarding certain international distribution rights for the Triage DOA product line. The Company is evaluating product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.

                        BIOSITE DIAGNOSTICS INCORPORATED

         In February 1995, the Company entered into a collaborative development and distribution agreement that included the Asian marketing rights to the Triage Cardiac Panel under development. Under this agreement, the Company will receive up to $2,000,000 upon the completion of certain milestones. Recognition of revenue under this agreement will occur as the milestones are attained. As of December 31, 1997, the Company has received $500,000, of which $300,000 was recognized as contract revenue in 1995 and in accordance with the Merck development and distribution agreement, the remaining $200,000 was applied against the stockholder's obligation to fund its share of the development costs in 1995.

         The Company also successfully completed feasibility studies for the Triage Neoral System under its antibody license agreement with Novartis Pharma AG ("Novartis"). As a result of this milestone achievement, Novartis invested, in January 1998, an additional $500,000 in Biosite in exchange for a convertible debenture. The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on the IPO price of $12.00 per share. Additionally, the Company and Novartis entered into an agreement to expand the scope of the collaborative development of the Triage Neoral System. The expansion of the collaboration may result in additional payments to Biosite upon attainment of milestones.

                        BIOSITE DIAGNOSTICS INCORPORATED

4. Cash, Cash Equivalents and Marketable Securities

         The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1996:

                                                                                            Gross          Gross        Estimated
                                                                         Amortized       Unrealized     Unrealized        Fair
                                                                               Cost         Gains         Losses         Value
                                                                       ------------      ----------     ----------     ----------
Cash and cash equivalents:
  Cash                                                                 $    462,619      $        -     $       -      $  462,619
  Money market fund                                                         647,272               -             -         647,272
  Corporate debt securities                                                 500,053               -           (83)        499,970
                                                                       ------------      ----------     ---------      ----------
                                                                          1,609,944               -           (83)      1,609,861
Marketable securities:
  Certificate of deposit                                                    899,264             736             -         900,000
  Commercial paper                                                          392,080               -        (1,240)        390,840
  Corporate debt securities                                               7,018,827             937        (4,941)      7,014,823
                                                                        -----------      ----------     ---------      ----------
                                                                          8,310,171           1,673        (6,181)      8,305,663
                                                                        -----------      ----------     ---------      ----------
Total cash, cash equivalents and available-for-sale marketable
  securities                                                            $ 9,920,115      $    1,673      $ (6,264)     $9,915,524
                                                                        -----------      ----------     ---------      ----------
                                                                        -----------      ----------     ---------      ----------

           The following is a summary of cash, cash equivalents and available-for-sale marketable securities by balance sheet classification at December 31, 1997:

                                                                                  Gross           Gross            Estimated
                                                             Amortized         Unrealized      Unrealized             Fair
                                                                Cost              Gains          Losses              Value
                                                            -----------        ----------     -----------         ------------
Cash and cash equivalents:
  Cash                                                      $  1,052,970         $     -       $      -           $  1,052,970
  Money market fund                                              285,394               -              -                285,394
  Commercial paper                                               991,910               -              -                991,910
                                                            ------------         -------       --------           ------------
                                                               2,330,274               -              -              2,330,274
Marketable securities:
  Certificates of deposit                                      2,093,829               -             (4)             2,093,825
  U.S. Government debt securities                              4,010,950          11,070              -              4,022,020
  Corporate debt securities                                   30,812,958             935         (2,571)            30,811,322
                                                            ------------          ------       --------           ------------
                                                              36,917,737          12,005         (2,575)            36,927,167
                                                            ------------         -------       --------           ------------
Total cash, cash equivalents and available-for-sale
  marketable securities                                     $ 39,248,011         $12,005       $ (2,575)          $ 39,257,441
                                                            ------------         -------       --------           ------------
                                                            ------------         -------       --------           ------------

           The amortized cost and estimated fair value of available-for-sale securities at December 31, 1997, by contractual maturity, are as follows:

                                                   Amortized        Estimated
                                                      Cost          Fair Value
                                                 -------------     ------------
    Marketable securities:
      Due in one year or less                    $  22,730,762     $ 22,723,450
      Due after one year through two years          14,186,975       14,203,717
                                                 -------------     ------------
                                                 $  36,917,737     $ 36,927,167
                                                 =============     ============

                        BIOSITE DIAGNOSTICS INCORPORATED

5. Balance Sheet Information

Inventories consist of the following:

                                         December 31,
                                    1996              1997
                                -----------       -----------
Raw materials                   $   441,719       $   779,965
Work in process                   1,125,608         1,214,894
Finished goods                      164,853           175,037
                                -----------       -----------
                                $ 1,732,180       $ 2,169,896
                                -----------       -----------
                                -----------       -----------

Property, equipment and leasehold improvements consist of the following:

                                                            December 31,
                                                        1996           1997
                                                     -----------   -----------
Machinery and equipment                              $ 7,218,694   $10,655,422
Furniture and fixtures                                   697,135       836,933
Leasehold improvements                                   919,451     2,564,894
                                                     -----------   -----------
                                                       8,835,280    14,057,249
Less accumulated depreciation and amortization        (4,695,117)   (6,840,266)
                                                     -----------   -----------
                                                     $ 4,140,163   $ 7,216,983
                                                     -----------   -----------
                                                     -----------   -----------

6. Debt and Lease Commitments

Debt and capital lease obligations consist of the following:

                                                                          December 31,
                                                                     1996           1997
                                                                  ----------    ----------
Convertible debenture, payable on September 29, 2000,
  including interest at 8% per annum                              $1,000,000    $        -
Equipment financing notes, payable $152,976 monthly
  including interest at 7.78% to 10.8%, due February 1998
  to January 2003 secured by equipment                             3,265,017     5,129,175
                                                                  ----------    ----------
                                                                   4,265,017     5,129,175
Less current portion                                               1,012,073     1,332,200
                                                                  ----------    ----------
Total long-term obligations                                       $3,252,944    $3,796,975
                                                                  ----------    ----------
                                                                  ----------    ----------

         Concurrent with the closing of the Company's IPO in February 1997, the $1.0 million convertible debenture and related accrued interest was converted, at the IPO price of $12.00 per share, into 92,575 shares of common stock.

         As a result of the attainment of one of the milestones (the successful completion of feasibility studies for the Triage Neoral System under development), the Company received $500,000 from Novartis, in January 1998, in exchange for a convertible debenture. The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on the IPO price of $12.00 per share. The Company is obligated to sell to Novartis an additional $500,000 five-year 8% convertible debenture upon the attainment of a certain milestone. The debenture would be convertible, at the sole option of the Company, into shares of Biosite common stock at $12.00 per share.

         As of December 31, 1997, approximate future principal payments of the equipment financing notes are due as follows: 1998 - $1,332,000; 1999 - $1,278,000; 2000 - $1,190,000, 2001 - $890,000, 2002 - $436,000 and thereafter -
$3,000.

                        BIOSITE DIAGNOSTICS INCORPORATED

         Interest charged to expense to arrive at operating income was approximately $228,000, $360,000, and $357,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

         The Company leases its office, manufacturing and research facilities under operating leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases. The Company has options to renew certain of the facilities leases for a period of two years. Included in deposits and other assets in the accompanying balance sheets is approximately $204,000 and $199,000 of security deposits in conjunction with operating lease and equipment financing agreements at December 31, 1996 and 1997, respectively.

Approximate annual future minimum lease payments as of December 31, 1997 are as follows:

                                                          Operating
         Year                                              Leases
         ----                                            -----------
         1998                                            $ 1,703,000
         1999                                              1,649,000
                                                         -----------
                   Total minimum lease payments          $ 3,352,000
                                                         -----------
                                                         -----------

         Rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $734,000, $876,000 and $1,033,000 respectively. Equipment under equipment financing notes was approximately $4,559,000 and $6,478,000 at December 31, 1996, and 1997, respectively. Accumulated depreciation of equipment under equipment financing and capital leases at December 31, 1996 and 1997 was approximately $1,450,000 and $1,874,000, respectively.

7. Stockholders' Equity

INITIAL PUBLIC OFFERING

         In February 1997, the Company completed its initial public offering of 2,760,000 shares of common stock (including an exercised underwriters' over-allotment option for 360,000 shares) at a price of $12.00 per share, providing the Company with net proceeds of approximately $29.8 million. Additionally, all outstanding shares of preferred stock were converted into 8,328,847 shares of common stock and an outstanding $1.0 million convertible debenture and related accrued interest was converted into 92,575 common shares upon the completion of the IPO.

STOCK PLANS

The Company's 1989 Stock Plan provided for both the direct sale of common stock and for the grant of options to purchase common stock to employees, directors, consultants and advisors of the Company. As of December 31, 1997, 144,476 shares have been sold directly under the plan and no shares were available for future issuance of common stock or grant of options to purchase common stock under the 1989 Stock Plan.

         In December 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Stock Plan") effective as of December 1, 1996. The 1996 Stock Plan replaced the Company's 1989 Stock Plan. Although all future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. A pool of 900,000 shares plus 35,756 shares remaining under the 1989 Stock Plan on December 31, 1996 (subject to anti-dilution provisions) has been reserved for issuance under the 1996 Stock Plan. Additionally, any unpurchased shares of common stock pursuant to expired or cancelled options under the 1989 Stock Plan become available for awards under the 1996 Stock Plan. During the year ended December 31, 1997, 73,585 shares of common stock pursuant to cancelled options under the 1989 Stock Plan became available for awards under the 1996 Stock Plan.

                        BIOSITE DIAGNOSTICS INCORPORATED

         The options are generally subject to four year vesting and expire ten years from the date of grant. At December 31, 1997, 513,291 shares were available for future issuance of common stock or grant of options to purchase common stock under the 1996 Stock Plan.

Information with respect to the Company's 1989 Stock Plan and 1996 Stock Plan option activity is as follows:

                                                                Weighted average
                                                                    exercise
                                                  Shares              price
                                                 ---------      ----------------
   Balance at December 31, 1994                    714,650           $0.81
     Granted at fair value                         160,750           $2.43
     Granted at above fair value                   140,000           $3.00
     Exercised                                    (215,529)          $0.41
     Cancelled                                     (11,616)          $1.47
                                                 ---------           -----
   Balance at December 31, 1995                    788,255           $1.63
     Granted at fair value                         957,500           $6.45
     Exercised                                    (103,978)          $0.83
     Cancelled                                    (361,597)          $7.88
                                                 ---------           -----
   Balance at December 31, 1996                  1,280,180           $3.45
     Granted at fair value                         386,600           $9.93
     Exercised                                    (154,996)          $1.27
     Cancelled                                     (73,585)          $5.46
                                                 ---------           -----
   Balance at December 31, 1997                  1,438,199           $5.33
                                                 ---------           -----
                                                 ---------           -----

         The following is a further breakdown of the options outstanding under the 1989 Stock Plan and 1996 Stock Plan as of December 31, 1997:

                                          Weighted
                                          average                                                       Weighted
                                          remaining            Weighted                             average exercise
   Range of             Options        contractual life    average exercise        Options          price of options
exercise price        outstanding          in years             price            exercisable           exercisable
--------------------------------------------------------------------------------------------------------------------
$0.24 - $1.00           197,098             4.94               $  0.87             197,098              $  0.87
$2.00 - $3.25           357,527             7.26               $  2.67             241,968              $  2.61
$5.50 - $7.25           539,574             8.77               $  5.60             167,566              $  5.57
$8.00 - $12.38          344,000             9.46                $10.21              40,508               $10.96
--------------------------------------------------------------------------------------------------------------------
$0.24 - $12.38        1,438,199             8.04               $  5.33             647,140              $  3.37
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 1995, 1996, and 1997: risk-free interest rates of 6%; volatility of 55%; dividend yields of 0%; and an expected life of the option of six years.

                        BIOSITE DIAGNOSTICS INCORPORATED

         For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information follows:

                                                                   Years ended December 31,
                                                             1995             1996           1997
                                                          -----------     -----------     ----------
Adjusted pro forma net income                             $ 7,829,748     $ 3,201,956     $  430,973
Adjusted pro forma diluted net income per share
                                                          $      0.78     $      0.31     $    0 .03

The pro forma effects on net income for 1995, 1996, and 1997 are not likely to be representative of the effects on reported net income or loss in future years. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

EMPLOYEE STOCK PURCHASE PLAN

         In December 1996, the Company adopted an Employee Stock Purchase Plan ("ESPP") which provides employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. A pool of 100,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions). During the year ended December 31, 1997, 54,754 shares were issued under the ESPP.

SHAREHOLDERS' RIGHTS  PLAN

         In October, 1997, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock of Biosite held of record at the close of business on November 3, 1997. Each Right represents a contingent right to purchase, under certain circumstances, one-one-thousandth of a share of a new series of Biosite preferred stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment. The Rights would be traded independently from Biosite's common stock and become exercisable under certain circumstances involving the acquisition or a tender or exchange offer by a person or group for 15% or more of Biosite's common stock. The Rights expire on October 22, 2007, unless redeemed by the Company's Board of Directors. The Rights can be redeemed by the Board at a price of $0.01 per Right at any time before the Rights become exercisable, and in limited circumstances thereafter.

                        BIOSITE DIAGNOSTICS INCORPORATED

8. Income Taxes

         Significant components of the income tax benefit (provision) are as follows:

                                     Years Ended December 31,
                             1995             1996             1997
                         -----------     ------------      ----------
   Current:
     Federal             $  (150,000)    $   (146,000)     $ (555,000)
     State                   (10,000)          (5,000)       (458,000)
                         -----------     ------------      ----------
                            (160,000)        (151,000)     (1,013,000)
   Deferred:
     Federal               1,668,000         (304,000)        499,000
     State                   159,000          194,000         432,000
                         -----------     ------------      ----------
                           1,827,000         (110,000)        931,000
                         -----------     -------------     -----------
                         $ 1,667,000     $   (261,000)     $  (82,000)
                         -----------     -------------     -----------
                         -----------     -------------     -----------

         As of December 31, 1997, the Company had federal research and development, California research and development, and California manufacturers' credit carryforwards of approximately $1,270,000, $370,000, and $427,000, respectively. The federal research and development, California research and development, and California manufacturers' credits will begin expiring in 2003, 2003, and 2005, respectively, unless previously utilized. In 1997, the Company utilized federal research and development credit carryforwards of approximately $98,000 to offset taxable income.

         Significant components of the Company's deferred tax assets as of December 31, 1996 and 1997 are shown below. For the year ended December 31, 1996, the Company decreased the valuation allowance for deferred tax assets by $1,119,000, as the realization of such assets became probable.

                                                         December 31,
                                                    1996             1997
                                                 -----------     ------------
  Deferred tax assets:
    Research and development credit              $   794,000     $  1,511,000
    Federal Alternative Minimum Tax credit           203,000          203,000
    California Manufacturers' credit                 198,000          277,000
    Capitalized research expenses                     67,000           40,000
    Other                                            632,000          738,000
                                                 -----------     ------------
            Total deferred tax assets              1,894,000        2,769,000
  Deferred tax liability:
    Tax over book depreciation                      (177,000)        (121,000)
                                                 -----------     ------------
  Net deferred tax assets                        $ 1,717,000     $  2,648,000
                                                 -----------     ------------
                                                 -----------     ------------

                        BIOSITE DIAGNOSTICS INCORPORATED

           The reconciliation of income tax computed at the federal statutory tax rate to the benefit (provision) for income taxes is as follows:

                                                                         December 31,
                                                                    1995      1996      1997
                                                                   ------    ------    ------
  Tax at federal statutory rate                                      35%       35%       35%
  Permanent tax differences                                           1         2        (2)
  Decrease in valuation allowance for deferred tax assets           (63)      (29)        -
  Tax credits                                                         -         -       (30)
  Other                                                               -        (1)        3
                                                                   ------    ------     -----
  Effective rate                                                    (27)%       7%        6%
                                                                   ------    ------     -----
                                                                   ------    ------     -----

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

10. Defense of Patent Matters

         In September 1997, the Company was named in a lawsuit filed by Behring Diagnostics GmbH and Behring Diagnostics, Inc. ("Behring") alleging that the Company's Triage DOA products infringe a patent held by the plaintiffs, which expires in August, 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and it may incur significant legal costs in executing its defense. In January 1998, the Company amended its answer to the claims of the Behring lawsuit to include antitrust counterclaims against Behring. The Company seeks an injunction requiring Dade International Inc. to divest itself of its recent acquisition of Behring Diagnostics, Inc. and Behring Diagnostics GmbH, treble monetary damages and attorney fees. If the Company's Triage DOA products were found to infringe such patents, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter platform, including the Triage Cardiac System is not the subject of the patent infringement claims as filed.

         The Company has charged to defense of patent matters in the accompanying statements of income the $2.0 million litigation settlement, applicable license costs related to years prior to 1996 and the related legal defense costs. Legal defense costs were approximately $777,000, $17,000, and $331,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

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

         In December 1995, the Company was notified that it should evaluate whether its current products infringe upon certain patent claims held by another company. In March 1996, the Company settled this matter by obtaining a

                        BIOSITE DIAGNOSTICS INCORPORATED
world-wide license to the technology. The Company accrued the one-time license fee of $2.2 million in December 1995. Amortization of this license related to fiscal years prior to 1995 was charged to defense of patent matters in 1995.

11.    Quarterly Information (Unaudited)

         The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statement, the provision for income taxes is estimated using the best available information for projected results for the entire year.

                                                                                   1996
                                                          FIRST          SECOND        THIRD         FOURTH
                                                         QUARTER        QUARTER       QUARTER       QUARTER
                                                       -----------    -----------   -----------   -----------
                                                                (in thousands, except per share data)
Net sales                                              $  6,207        $  6,771      $    7,247     $   7,981
Gross profit                                              4,836           5,373           5,698         6,316
Income (loss) before income taxes                        (1,013)          1,894           1,468         1,461
Net income (loss)                                          (640)          1,197           2,056           936

Net income (loss) per share
  - Basic                                              $  (0.07)       $   0.12       $    0.21     $    0.09
  - Diluted                                            $  (0.07)       $   0.12       $    0.20     $    0.09

Shares used in calculating per share amounts
  - Basic                                                 9,798           9,848           9,878         9,885
  - Diluted                                               9,798          10,381          10,481        10,397

                                                                                   1997
                                                          FIRST          SECOND        THIRD         FOURTH
                                                         QUARTER        QUARTER       QUARTER       QUARTER
                                                       -----------    -----------   -----------   -----------
                                                                (in thousands, except per share data)
Net Sales                                              $    7,533       $  7,797      $ 8,079      $ 8,268
Gross Profit                                                5,909          6,184        6,385        6,273
Income (loss) before income taxes                           1,527          1,533        1,155       (2,935)
Net Income (Loss)                                             992            986          889       (1,669)

Net income (loss) per share
  - Basic                                              $     0.09       $   0.08      $  0.07      $ (0.13)
  - Diluted                                            $     0.08       $   0.07      $  0.07      $ (0.13)

Shares used in calculating per share amounts
  - Basic                                                  11,113         12,750       12,803       12,820
  - Diluted                                                11,886         13,440       13,454       12,820

                                   SCHEDULE II

                        BIOSITE DIAGNOSTICS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------
              COL. A                             COL. B                   COL. C                     COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
------------------------------------------------------------------------------------------------------------------------------
                                                                                  Charged to
                                               Balance at    Charged to Costs       Other                           Balance at
            Description                      Beginning of     and Expenses        Accounts-       Deductions --       End of
                                                Period                             Describe         Describe          Period
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
Allowance for doubtful accounts               $    4,405        $  19,555            $ -          $10,239(1)         $ 13,721
Reserve for obsolete or excess inventory      $  193,736          119,230            $ -          $ 8,106(2)         $304,860

Year ended December 31, 1996
Allowance for doubtful accounts               $        -        $   4,405            $ -          $     -            $  4,405
Reserve for obsolete or excess inventory      $  213,322        $ (18,026)(3)        $ -          $ 1,560(2)         $193,736

Year ended December 31, 1995
Allowance for doubtful accounts               $        -        $       -            $ -          $     -            $      -
Reserve for obsolete or excess inventory      $   75,059        $ 138,263            $ -          $     -            $213,322


(1) Uncollectible accounts written off, net of recoveries
(2) Write off of obsolete or excess inventory
(3) Reduction for revised estimate of reserve for excess inventory due to growth in sales forecast and composition of inventory