Form 10-Q
period 1998-03-31
BIOSITE DIAGNOSTICS INC
filed 1998-05-13
CIK 834306

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to

                          Commission file number 00021873

                         BIOSITE DIAGNOSTICS INCORPORATED
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                 330288606
     [State or other jurisdiction           [I.R.S. Employer Identification No.]
   of incorporation or organization]
         11030 Roselle Street
         San Diego, California                           92121
   [Address of principal executive offices]           [Zip Code]

       Registrant's telephone number, including area code: (619) 4554808


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X      No
                                                      _________      _________

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at April 30, 1998 was 12,962,972

                         BIOSITE DIAGNOSTICS INCORPORATED
                                    FORM 10-Q

                                      INDEX


                                                                        PAGE

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:
         Condensed Balance Sheets as of March 31, 1998
          (Unaudited) and December 31, 1997 ............................   1
         Condensed Statements of Operations (Unaudited)
          for the three months ended March 31, 1998 and 1997............   2
         Condensed Statements of Cash Flows (Unaudited) for the
          three months ended March 31, 1998 and 1997....................   3
         Notes to Condensed Financial Statements (Unaudited)............   4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................   6

Item 3.  Quantitative and Qualitative Disclosure about
          Market Risk ..........................................  Not Applicable


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .............................................  17

Item 2.  Changes in Securities and Use of Proceeds .....................  17

Item 3.  Defaults Upon Senior Securities .......................  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders ...  Not Applicable

Item 5.  Other Information .....................................  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K ..............................  17


Signatures .............................................................  18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED
                            CONDENSED BALANCE SHEETS


                                                            MARCH 31,            DECEMBER 31,
                                                              1998                  1997
                                                            ---------            ------------
                                                           (Unaudited)             (Note)
Assets

Current assets:
  Cash and cash equivalents                                $  2,309,304          $  2,330,274
  Marketable securities, available-for-sale                  38,380,817            36,927,167
  Accounts receivable                                         5,467,095             5,931,164
  Inventory                                                   3,085,213             2,169,896
  Other current assets                                        3,914,959             3,677,348
                                                           ------------          ------------
        Total current assets                                 53,157,388            51,035,849
Property, equipment and leasehold improvements, net           7,716,890             7,216,983
Patents and license rights, net                               3,567,226             3,720,035
Other assets                                                    852,587             1,338,341
                                                           ------------          ------------
                                                           $ 65,294,091          $ 63,311,208
                                                           ------------          ------------
                                                           ------------          ------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                         $  3,023,328          $  1,420,969
  Accrued salaries and other                                  1,083,695             1,107,476
  Accrued contract payable                                      563,812               563,812
  Current portion of long-term obligations                    1,424,629             1,332,200
                                                           ------------          ------------
        Total current liabilities                             6,095,464             4,424,457
Long-term obligations                                         4,024,352             3,796,975
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
  authorized, none issued and outstanding at
  March 31, 1998 and December 31, 1997                               --                    --
Common stock, $.01 par value, 25,000,000 shares authorized;
  12,932,943 and 12,864,745 shares issued and outstanding
  at March 31, 1998 and December 31, 1997, respectively         129,329               128,647
Additional paid-in capital                                   54,261,713            53,684,302
Unrealized net gain (loss) on marketable securities,
  net of related tax effect                                     (14,516)                5,658
Deferred compensation                                          (290,534)             (317,595)
Retained earnings                                             1,088,283             1,588,764
                                                           ------------          ------------
  Total stockholders' equity                                 55,174,275            55,089,776
                                                           ------------          ------------
                                                           $ 65,294,091          $ 63,311,208
                                                           ------------          ------------
                                                           ------------          ------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED MARCH 31,
                                                             1998             1997
                                                          ------------    ------------

Net sales                                                 $  7,883,961    $  7,533,068
Cost of sales                                                1,755,061       1,624,246
                                                          ------------    ------------
Gross profit                                                 6,128,900       5,908,822

Operating Expenses:
  Research and development                                   2,964,702       2,737,946
  Selling, general and administrative                        3,951,424       2,283,220
  Defense of patent matters                                    849,163          20,000
                                                          ------------    ------------
                                                             7,765,289       5,041,166
                                                          ------------    ------------

Operating income (loss)                                     (1,636,389)        867,656

Other income:
  Interest and other income                                    611,908         323,816
  Contract revenue-related party                                    --         336,007
  Contract revenue                                             300,000              --
                                                          ------------    ------------

Income (loss) before benefit (provision) for
  income taxes                                                (724,481)      1,527,479
Benefit (provision) for income taxes                           224,000        (535,000)
                                                          ------------    ------------
Net income (loss)                                         $   (500,481)   $    992,479
                                                          ------------    ------------
                                                          ------------    ------------

Net income (loss) per share
  - Basic                                                 $      (0.04)   $       0.09
                                                          ------------    ------------
                                                          ------------    ------------
  - Diluted                                               $      (0.04)   $       0.08
                                                          ------------    ------------
                                                          ------------    ------------

Shares used in calculating per share amounts
  - Basic                                                   12,906,000      11,113,000
                                                          ------------    ------------
                                                          ------------    ------------
  - Diluted                                                 12,906,000      11,886,000
                                                          ------------    ------------
                                                          ------------    ------------


See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED MARCH 31,
                                                         1998            1997
                                                       -----------   ------------

OPERATING ACTIVITIES
Net cash provided by operating activities             $  1,339,982   $    232,548

INVESTING ACTIVITIES
Proceeds from sales and maturities of
  marketable securities                                 12,364,404      3,593,626
Purchase of marketable securities                      (13,851,677)   (27,038,767)
Purchase of property, equipment and
  leasehold improvements                                (1,178,922)    (1,119,797)
Patents, license rights, deposits and other assets         407,344        136,424
                                                      ------------   ------------
Net cash used in investing activities                   (2,258,851)   (24,428,514)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations            661,406      1,169,503
Principal payments under financing obligations            (341,600)      (365,288)
Proceeds from issuance of convertible debenture            500,000             --
Proceeds from issuance of stock, net                        78,093     30,021,316
                                                      ------------   ------------
Net cash provided by financing activities                  897,899     30,825,531
                                                      ------------   ------------

Increase (decrease) in cash and cash equivalents           (20,970)     6,629,565
Cash and cash equivalents at beginning of period         2,330,274      1,609,861
                                                      ------------   ------------
Cash and cash equivalents at end of period            $  2,309,304   $  8,239,426
                                                      ------------   ------------
                                                      ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                       $    103,721   $     83,493
                                                      ------------   ------------
                                                      ------------   ------------
  Income taxes  paid                                  $      4,800   $    278,250
                                                      ------------   ------------
                                                      ------------   ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Conversion of convertible debenture into
   common stock                                       $    499,992   $  1,110,904
                                                      ------------   ------------
                                                      ------------   ------------

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

         The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       EARNINGS PER SHARE

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

         Shares used in calculating basic and diluted earnings per share were as follows:


                                                       Three months ended March 31,
                                                           1998         1997
                                                       ----------------------------
Weighted average common shares outstanding                12,906         6,621
Effect of the assumed conversion of preferred shares          --         4,442
Effect of the assumed conversion of convertible debenture     --            50
                                                       ----------------------------
Shares used in calculating per share amounts - Basic      12,906        11,113
Net effect of dilutive common share equivalents using
 the treasury stock method                                    --           773
                                                       ----------------------------
Shares used in calculating per share amounts - Diluted    12,906        11,886
                                                       ----------------------------

3.       BALANCE SHEET INFORMATION

         Inventories consist of the following:


                                                 MARCH 31,             DECEMBER 31,
                                                   1998                   1997
                                                 --------              ------------
   Raw materials                                 $1,104,505            $  779,965
   Work in process                                1,568,076             1,214,894
   Finished goods                                   412,632               175,037
                                                 ----------            ----------
                                                 $3,085,213            $2,169,896
                                                 ----------            ----------
                                                 ----------            ----------

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on others, the impact of competitive products, patent issues, changing market conditions and the other risks detailed under "Factors that May Affect Results," and throughout the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q and its Form 10-K, respectively. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

        Since the Company's inception in 1988, the Company has been primarily involved in the research, development, manufacturing and marketing of rapid diagnostic tests. The Company began commercial sales of the Company's primary product, Triage Panel for Drugs of Abuse ("Triage DOA Panel"), in February 1992 and currently markets the product worldwide primarily through distributors supported by a direct sales force. The Company is engaged in research and development of additional rapid diagnostic products in the microbiology, cardiology and therapeutic drug monitoring fields.

        The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, defense and resolution of patent matters, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices and changes in the mix of products sold. The Company has incurred and will continue to incur significant costs associated with its defense of patent matters. The magnitude and timing of such costs are primarily dependent on unpredictable activities associated with the lawsuits. If the Company's Triage DOA Panel or Triage Cardiac products were found to infringe patents, and if an acceptable license was not available, the Company would be materially and adversely affected. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if any, order cancellations or order rescheduling. The Company currently manufactures and ships product shortly after receipt of orders and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate it will develop a material backlog in the future. Because the Company is continuing to increase its operating expenses primarily for personnel and activities supporting newly-introduced products and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its operating results will be consistent with predictions made by securities analysts.

RECENT DEVELOPMENTS

NEW PRODUCTS

        In January 1998, the Company received final approval from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac Panel and the Triage Meter in the United States (together called "Triage Cardiac System"). The Triage Cardiac System may aid in the diagnosis of Acute Myocardial Infarction ("AMI") and provide physicians with an enhanced ability to make treatment decisions in a timely manner. Used in conjunction with the Triage Meter, the Triage Cardiac Panel is a rapid diagnostic product that quantitatively measures, in a single test device, the level of CK-MB, troponin I and myoglobin from a whole-blood sample. In March 1998, the

Company received final clearance from the FDA to market the Triage C. DIFFICILE Panel, a new rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The Company began selling the Triage
C. DIFFICILE Panel in March.

RESEARCH AND DEVELOPMENT

         The Company successfully completed feasibility studies for the Triage Neoral System under its antibody license agreement with Novartis. As a result of this milestone achievement, Novartis invested, in January 1998, an additional $500,000 in Biosite in exchange for a convertible debenture. The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on the initial public offering price of $12.00 per share. Additionally, the Company and Novartis entered into an agreement to expand the scope of the collaborative development of the Triage Neoral System. The expansion of the collaboration may result in payments to Biosite upon attainment of certain milestones

PRODUCT DISTRIBUTION AGREEMENTS

        With the potential launch of new products from the Company's development pipeline, the Company is evaluating distribution alternatives for its current products and potential new products. As a result, the Company has increased the size of its sales force in the U.S. and negotiated a new long-term distribution agreement with the Fisher HealthCare Division ("Fisher") of the Fisher Scientific Company, the Company's distributor of the Triage DOA Panel products in the U.S. hospital market segment. This long-term distribution agreement expanded Fisher's role to include the distribution of the Triage Cardiac System and Triage C. DIFFICILE Panel and certain of the potential new products in the U.S. medical market.

        As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, the Company terminated the development and distribution agreement for the Triage Cardiac System with Merck in December 1997 and terminated the distribution agreement with Merck for the Triage DOA Panel product line, effective no earlier than December 1998. The Company is continuing to evaluate product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.

        The Company anticipates that it may, if appropriate, enter into additional distribution agreements with respect to its current products, products currently under development and products that it may develop in the future, if any of such products receive the requisite regulatory clearance or approvals.

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

LITIGATION

        In September 1997, the Company was named in a lawsuit filed by Behring Diagnostics GmbH and Behring Diagnostics, Inc. ("Behring") alleging that the Company's Triage DOA Panel products infringe a patent held by the plaintiffs, which expires in August 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and has incurred and will incur significant legal costs in executing its defense. In January 1998, the Company amended its answer to the claims of the Behring lawsuit to include antitrust counterclaims against Behring. The Company seeks an injunction requiring Dade International Inc. to divest itself of its recent acquisition of Behring Diagnostics, Inc. and Behring Diagnostics GmbH, treble monetary damages and attorney fees. If the Company's Triage DOA Panel products were found to infringe such patents, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter product platform, including the Triage Cardiac System is not the subject of the patent infringement claims as filed. Spectral Diagnostics, Inc. ("Spectral") filed suit against the Company on April 28, 1998, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral seeks a preliminary and permanent injunction and damages. The Company is currently reviewing this patent matter. At this preliminary stage, the Company believes it has meritorious defenses to the suit and intends to vigorously defend its position.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:



                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                         1998      1997
                                                                       --------  --------
Net sales                                                                100%       100%
Cost of sales                                                             22         22
                                                                        ----       ----
Gross profit                                                              78         78

Operating Expenses:
  Research and development                                                38         36
  Selling, general and administrative                                     50         30
  Defense of patent matters                                               11         --
                                                                        ----       ----
Total operating expenses                                                  99         66

Income (loss) from operations                                            (21)        12
Interest and other income, net                                            12          8
                                                                        ----       ----
Income (loss) before benefit (provision) for income taxes                 (9)        20
Benefit (provision) for income taxes                                       3         (7)
                                                                        ----       ----
Net income (loss)                                                         (6)%       13%
                                                                        ----       ----
                                                                        ----       ----


     NET SALES. Net sales increased 5% to $7.9 million for the three months ended March 31, 1998 from $7.5 million for the three months ended March 31, 1997. The increase in net sales, as compared to the first quarter of 1997, was primarily attributable to a greater proportion of products sold during the first quarter of 1998 consisting of higher-priced Triage DOA products than the mix of products being sold in the first quarter of 1997. During the first quarter of 1997, a greater proportion of the net sales represented lower-priced products sold internationally. The Company believes that the overall growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market. Sales of the Triage C. DIFFICILE Panel began in March 1998 and were a very small percentage of the total revenues for the quarter.

     GROSS PROFIT. Gross profit increased 4% to $6.1 million for the first quarter of 1998 from $5.9 million for the same period in 1997. Gross margins were comparable with those of the first quarter of 1997 at 78%. The Company expects that gross margins will decrease as a result of competitive pricing pressures and the introduction of new products, including the Triage C. DIFFICILE Panel and Triage Cardiac System. Such new products are expected to realize lower gross margins during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 8% to $3.0 million for the three months ended March 31, 1998 from $2.7 million for the same period in 1997. This increase resulted primarily from the expansion of the Company's research and development and manufacturing scale-up efforts on its cardiac, microbiology, and therapeutic drug monitoring products under development. During the first quarter of 1998, the Company received FDA approval to market the Triage Cardiac System and the Triage C. DIFFICILE Panel. The Company continued to expend significant efforts on activities related to manufacturing scale-up and product optimization for these two products, while increasing research and development activities related to other products under development. The Company expects that its level of investment in research and development expenses will continue to increase in 1998, as compared to 1997. The increased expenditures are expected to primarily relate to preclinical and clinical studies, hiring additional personnel, product development efforts and manufacturing scale-up activities for other potential products. The timing of such expenditures and their magnitude are primarily dependent on the progress and success of the research and development, clinical studies and the timing of potential product launches. With the FDA approval of the Triage Cardiac System, manufacturing scale-up activities related to this product continued into the second quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 73% to $4.0 million for the first quarter of 1998 from $2.3 million for the first quarter of 1997. The 1998 increases were primarily a result of the costs of expanding the Company's sales force, increased marketing activities in preparation of the introduction of new products and the expansion of the administrative functions to support the Company's expanded operations and public reporting responsibilities. During the first quarter of 1998, the Company expended significant efforts in preparation of the Triage Cardiac System and Triage C. DIFFICILE Panel product launches, including expansion of its sales force and marketing and new product awareness activities. The Company expects selling, general and administrative costs in 1998 to remain significantly higher than in 1997, as the Company continues to expand its operations and in anticipation of potential changes in its operations resulting from, among other things, the introduction of new products and the Company's obligations as a public reporting entity. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of the Triage C. DIFFICILE Panel and Triage Cardiac System products, the development of other potential new products and the timing of their commercialization, and international distribution strategies.

     DEFENSE OF PATENT MATTERS. Legal costs associated with the Behring litigation and other patent disputes increased to $849,000 for the first quarter of 1998 from $20,000 for the same period in 1997. The Company intends to vigorously defend itself in these matters and expects that total legal costs associated in executing its defenses for 1998 will be substantially higher than in 1997 and may continue to be significant in 1999.

     INTEREST AND OTHER INCOME. Interest income increased 83% to $595,000 for the three months ended March 31, 1998 from $324,000 for the same period in 1997. The increase resulted primarily from the higher average balance of cash and marketable securities during the first quarter of 1998 as compared to the same period in 1997. In February 1997, the Company received net proceeds from its initial public offering of approximately $29.8 million. Contract revenues decreased by $36,000 as contract revenues in the first quarter of 1997 consisted of $336,000 from Merck related to the development of the Triage Cardiac System while contract revenues recognized in the first quarter of 1998 consisted of $300,000 from Novartis related to the development of the Triage Neoral System.

     BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax loss recorded in the first quarter of 1998, the Company recorded a benefit for income taxes of $224,000 while for the same period in 1997, the Company recorded a provision for income taxes of $535,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations principally through a public offering, private placements of equity securities, revenues from operations, debt and capital lease financing and interest income earned on the net proceeds from the public offering and private placements. Since its inception, the Company has raised over $21.7 million in net proceeds from the private placement of equity securities and $1.0 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net proceeds from its initial public offering of 2,760,000 shares of common stock. At March 31, 1998, the Company had cash, cash equivalents, and marketable securities of approximately $40.7 million compared to $39.3 million at December 31, 1997.

     The increase in cash, cash equivalents, and marketable securities during the three months ended March 31, 1998 is largely attributable to cash generated from operating activities of $1.3 million for the quarter as compared to net cash generated from operating activities of $178,000 for the quarter ended March 31, 1997. Significant sources of cash for the quarter ended March 31, 1998 included proceeds from the issuance of a convertible debenture to Novartis for $500,000 (which was immediately converted into common stock) and the receipt of $661,000 in proceeds from equipment financing. Significant uses of cash for the quarter ended March 31, 1998 included expenditures of $1.2 million for capital equipment and leasehold improvements and principal payments under equipment financing obligations of $342,000.

     The Company's primary short-term needs for capital, which are subject to change, are for expansion of its direct sales force and marketing programs related to new products, potential procurement and enforcement of patents, defense and resolution of patent matters, including potential licensing of certain technologies patented by others, expansion of its manufacturing capacity for potential new products, and the continued advancement of research and development efforts. The Company utilizes credit arrangements with financial institutions to finance the purchase of capital equipment. As of May 8, 1998, the Company had equipment financing lines of credit with financial institutions totaling $6.0 million, all of which was available for future borrowing. The $4.0 million and $2.0 million lines of credit expire on June 1, 1999 and March 31, 1999, respectively. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

     The Company is negotiating with various parties for the leasing of a new campus corporate facility to be constructed in San Diego, which would be adequate for its foreseeable future needs. The Company does not anticipate relocating its operations to the new facility prior to January 2000. This may result in an increase in rent upon occupancy.

     The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under development are successfully developed, gain market acceptance and become and remain competitive, the timing and results of clinical studies and regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, and the costs and timing associated with the enforcement, defense and resolution of patent matters, including potential licensing of certain technologies patented by others. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

FACTORS THAT MAY AFFECT RESULTS

This report includes certain forward-looking statements about the Company's business and results of operations which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Annual Report on Form 10-K, which are incorporated by reference.

- DEPENDENCE ON DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS FOR REVENUE GROWTH AND PROFITABILITY

     Except for the Triage DOA Panel, Triage C. DIFFICILE Panel and Triage Cardiac System, all of the Company's products are still under development, and there can be no assurance that such products will be successfully developed or commercialized on a timely basis, if at all.

     The Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, that regulatory clearance or approval of any new products will be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, if at all, or that the new products will be successfully commercialized. The Company has limited resources to devote to the development of all its potential products and consequently a delay in the development of one product may delay the development of other products. In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity and a cost effective sales force and administrative infrastructure and an effective product distribution system for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing for any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

- LIMITED HISTORY OF PROFITABILITY; POTENTIAL QUARTERLY FLUCTUATIONS IN FUTURE OPERATING RESULTS

     The Company first achieved profitability in fiscal 1994 and prior to that time incurred significant operating losses. The Company experienced operating profits on a quarterly basis in 1995. However, the Company incurred an operating loss for the first quarter of 1996 and then returned to operating profitability for the remaining quarters of 1996 and into 1997. The Company incurred an operating loss for the fourth quarter of 1997 and the first quarter of 1998. There can be no assurance that the Company will return to profitability on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and defense and resolution of patent matters. The Company has and will continue to incur significant costs associated with its defense of patent matters. The magnitude and timing of such costs are primarily dependent on unpredictable activities associated with the Behring and Spectral lawsuits. If the Company's Triage DOA Panel or Triage Cardiac products were found to infringe such patents, and if an acceptable license was not available, the Company would be materially and adversely affected. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if there are any, order cancellations or order rescheduling. Because the Company is continuing to increase its operating expenses for personnel, including the expansion of its sales force, manufacturing scale-up costs and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

-  NEAR-TERM DEPENDENCE OF THE COMPANY ON THE TRIAGE DOA PANEL PRODUCTS

     Sales of the Triage DOA Panel products have to date accounted for almost all of the Company's sales. The Company expects its revenue and profitability will substantially depend on the sale of the Triage DOA Panel products for the foreseeable future. A reduction in demand for the Triage DOA Panel products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for the Triage DOA Panel products. The Company's continued growth will depend on its ability to successfully develop and commercialize other products, including the Triage C. DIFFICILE Panel, and Triage Cardiac System, and to gain additional acceptance of the Triage DOA Panel products in new market segments, such as occupational health.

     The Company has received FDA approval to market the Triage C. DIFFICILE Panel and the Triage Cardiac System. Sales of the Triage C. DIFFICILE Panel began in March 1998 and were a very small percentage of the total revenues for the quarter.

     There can be no assurance that the Company will be able to successfully develop and commercialize new products, including the Triage C. DIFFICILE Panel, and Triage Cardiac System, or that the Company will be able to maintain or expand its share of the drug-testing market. Technological change or the development of new or improved diagnostic technologies could result in the Company's products becoming obsolete or noncompetitive.

-  DEPENDENCE ON KEY DISTRIBUTORS; LIMITED DIRECT SALES EXPERIENCE

     The Company relies upon key distributor alliances, such as with Fisher, to distribute the Triage DOA Panel products, Triage C. DIFFICILE Panel and Triage Cardiac System and may rely upon distributors to distribute products under development. The Triage DOA Panel products is currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 80% of product sales in 1997) and in certain countries in Europe, Latin America, the Middle East, Asia and Africa by Merck. The loss or termination of either of these distributors could have a material adverse effect on the Company's sales unless suitable alternatives can be arranged.

     As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, the Company terminated the development and distribution agreement for the Triage Cardiac Panel with Merck and effective no earlier than December 1998, the Company terminated its agreement with Merck regarding international distribution rights for the Triage DOA Panel product line. The Company is continuing to evaluate product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.

     With the potential launch of new products from the Company's development pipeline, the Company has increased the size of its sales force in the U.S. and negotiated a new long-term distribution agreement with Fisher. This long-term distribution agreement expands Fisher's role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel and certain of the potential new products in the U.S. medical market.

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

-  INTENSELY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE

     The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture laboratory-based tests and analyzers, as well as clinical reference laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital-based laboratory procedures. This will require physicians to change their established means of having such tests performed. There can be no assurance that the Company's products will be able to compete with the testing services provided by traditional laboratory services. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Roche Boehringer Mannheim Corporation, Chiron Diagnostics, Ortho Clinical Diagnostics, a division of Johnson & Johnson, and DADE Behring Marburg Gmbh, have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, there can be no assurance that competitors, many of which have made substantial investments in competing technologies that may be more effective than the Company's technologies, will not prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

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

     Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. In March 1996, the Company settled a potential patent infringement claim by obtaining a license to the contested patent in return for a one-time payment of $2.2 million. In September 1996, the Company settled a patent infringement claim filed by Abbott Laboratories and obtained a license to the contested patent in return for the payment of $5.5 million and the agreement to pay certain royalties. In September 1997, the Company was named in a lawsuit filed by Behring Diagnostics GmbH and Behring Diagnostics, Inc. ("Behring") alleging that the Company's Triage DOA Panel products infringe a patent held by the plaintiffs, which expires in August, 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. The Company has reviewed the cited patent and believes it has meritorious defenses. The Company intends to vigorously defend its position, and has and will incur significant legal costs in executing its defense. In January 1998, the Company amended its answer to the claims of the Behring lawsuit to include antitrust counterclaims against Behring. The Company has sought an injunction requiring Dade International Inc. to divest itself of its recent acquisition of Behring Diagnostics, Inc. and Behring Diagnostics GmbH, treble monetary damages and attorney fees. If the Company's Triage DOA Panel products were found to infringe such patent, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter platform, including the Triage Cardiac System is not the subject of the patent infringement claims as filed. Spectral Diagnostics, Inc. ("Spectral") filed suit against the Company on April 28, 1998, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral seeks a preliminary and permanent injunction and damages. The Company is currently reviewing this patent matter. At this preliminary stage, the Company believes it has meritorious defenses to the suit and intends to vigorously defend its position. The Company may become subject to additional patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions.

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

     The Behring and Spectral litigation and any other litigation that could be brought forth by other parties may result in material expenses to the Company and significant diversion of effort by the Company's technical and management personnel, regardless of the outcome. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent the Company from selling the Triage DOA Panel, Triage C. DIFFICILE Panel or the Triage Cardiac System, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The commercial success of the Company also depends in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. The Company is aware of several third-party patents that may relate to the Company's technology. There can be no assurance that the Company does not or will not infringe these patents, or other patents or proprietary rights of third parties. In addition, the Company has received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the Company's products and processes affected by third party rights, in addition to subjecting the Company to potential liability for damages, may require the Company or its collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. Litigation concerning patent and other intellectual property rights could consume a substantial portion of the Company's managerial and financial resources, which would have a material adverse effect on the Company's business, financial condition and results of operations.

-  LIMITED MANUFACTURING EXPERIENCE; POTENTIAL INABILITY TO SCALE-UP
   MANUFACTURING

     To be successful, the Company must manufacture its current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has limited experience manufacturing products other than the Triage DOA Panel products. To achieve the level of production necessary for commercialization of Biosite's products under development, the Company will need to scale-up current manufacturing capabilities. Significant additional work will be required for the scaling-up of each potential Biosite product prior to commercialization, and there can be no assurance that such work can be completed successfully. In addition, although the Company expects that certain of its products under development will share certain production attributes with the Triage DOA Panel, Triage C. DIFFICILE Panel or Triage Cardiac System, production of such products may require the development of new manufacturing technologies and expertise. There can be no assurance that such products can be manufactured by the Company or any other party at a cost or in quantities to make such products commercially viable. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms for its products under development, the Company's ability to conduct preclinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of new development programs, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

-  POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

     While the Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months, there can be no assurance the Company will not require additional capital. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, defense and resolution of patent matters, results of clinical investigations and competition. There can be no assurance that such additional capital, if needed, will be available on terms acceptable to the Company, if at all. Certain funding arrangements may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

-  IMPACT OF YEAR 2000 ISSUE

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

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

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

         Spectral Diagnostics, Inc. ("Spectral") filed suit against the Company on April 28, 1998, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral seeks a preliminary and permanent injunction and damages. The Company is currently reviewing this patent matter. At this preliminary stage, the Company believes it has meritorious defenses to the suit and intends to vigorously defend its position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As a result of milestone achievements under its antibody license agreement with Novartis, the Company, in January 1998, sold a convertible debenture to Novartis in return for $500,000. The convertible debenture was immediately converted by Novartis into 41,666 shares of Common Stock of the Company. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in making this sale because of the nature of the transaction and the purchaser.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              10.28(++)  Distributorship Agreement between the Company and
                         Fisher Scientific Company L.L.C. dated April 3, 1998

              27.1       Financial Data Schedule

              (++) Confidential treatment has been requested for certain portions of this exhibit

         (b)  Reports on Form 8-K.

              None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:   May 13, 1998               BIOSITE DIAGNOSTICS INCORPORATED


                                             By:   /S/ CHRISTOPHER J. TWOMEY
                                                   -------------------------
                                                   Christopher J. Twomey
                                                   Vice President, Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                      EXHIBIT INDEX


Exhibit
Number            Description
---------         -----------
10.28(++)         Distributorship Agreement between the Company and Fisher
                  Scientific Company L.L.C. dated April 3, 1998

27.1              Financial Data Schedule

(++) Confidential treatment has been requested for certain portions of this exhibit.