Form 10-Q
period 1998-06-30
BIOSITE DIAGNOSTICS INC
filed 1998-08-04
CIK 834306

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

For the quarterly period ended June 30, 1998

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to

                           Commission file number 000-21873

                           BIOSITE DIAGNOSTICS INCORPORATED
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                 Delaware                             33-0288606
       [State or other jurisdiction      [I.R.S. Employer Identification No.]
     of incorporation or organization]
           11030 Roselle Street
           San Diego, California                         92121
      [Address of principal executive                 [Zip Code]
                 offices]

          Registrant's telephone number, including area code: (619) 455-4808


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes     X      No
                                                  --------     -------

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at
                             July 24, 1998 was 12,993,916

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BIOSITE DIAGNOSTICS INCORPORATED
                                      FORM 10-Q

                                        INDEX



                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements:
            Condensed Balance Sheets as of June 30, 1998 (Unaudited)
              and  December 31, 1997. . . . . . . . . . . . . . . . . . . . . .             1
            Condensed Statements of Operations (Unaudited) for the three
              and six months ended June 30, 1998 and 1997 . . . . . . . . . . .             2
            Condensed Statements of Cash Flows (Unaudited) for the six
              months ended June 30, 1998 and 1997 . . . . . . . . . . . . . . .             3
            Notes to Condensed Financial Statements (Unaudited) . . . . . . . .             4

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . . . . . . . . . .             6

Item 3.     Quantitative and Qualitative Disclosure about Market Risk . . . . .      Not Applicable


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .            17

Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . . . .      Not Applicable

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .      Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . .            17

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . .      Not Applicable

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .            18


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          BIOSITE DIAGNOSTICS INCORPORATED

                              CONDENSED BALANCE SHEETS



                                                                                 JUNE 30,         DECEMBER 31,
                                                                                  1998                1997
                                                                              ------------        ------------
                                                                               (Unaudited)           (Note)
Assets
Current assets:
  Cash and cash equivalents                                                   $  2,217,679        $  2,330,274
  Marketable securities, available-for-sale                                     36,343,070          36,927,167
  Accounts receivable                                                            7,080,522           5,931,164
  Inventory                                                                      3,484,871           2,169,896
  Other current assets                                                           4,025,015           3,677,348
                                                                              ------------        ------------
        Total current assets                                                    53,151,157          51,035,849
Property, equipment and leasehold improvements,  net                             7,589,363           7,216,983
Patents and license rights, net                                                  3,487,063           3,720,035
Other assets                                                                       395,964           1,338,341
                                                                              ------------        ------------
                                                                              $ 64,623,547        $ 63,311,208
                                                                              ------------        ------------
                                                                              ------------        ------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                            $  2,322,617        $  1,420,969
  Accrued salaries and other                                                     1,195,508           1,107,476
  Accrued contract payable                                                         324,779             563,812
  Current portion of long-term obligations                                       1,531,915           1,332,200
                                                                              ------------        ------------
        Total current liabilities                                                5,374,819           4,424,457
Long-term obligations                                                            4,048,700           3,796,975
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none
  issued and outstanding at June 30, 1998 and December 31, 1997                          -                   -
Common stock, $.01 par value, 25,000,000 shares authorized;
  12,988,197 and 12,864,745 shares issued and outstanding at June
  30, 1998 and December 31, 1997, respectively                                     129,882             128,647
Additional paid-in capital                                                      54,622,347          53,684,302
Unrealized net gain (loss) on marketable securities, net of related
  tax effect                                                                        (3,638)              5,658
Deferred compensation                                                             (263,171)           (317,595)
Retained earnings                                                                  714,608           1,588,764
                                                                              ------------        ------------
        Total stockholders' equity                                              55,200,028          55,089,776
                                                                              ------------        ------------
                                                                              $ 64,623,547        $ 63,311,208
                                                                              ------------        ------------
                                                                              ------------        ------------



Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          BIOSITE DIAGNOSTICS INCORPORATED

                         CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                          -------                        -------
                                                     1998         1997             1998            1997
                                                 --------------------------------------------------------
Net sales                                        $ 8,710,776   $  7,796,869   $ 16,594,737   $ 15,329,937
Cost of sales                                      2,342,185      1,613,005      4,097,246      3,237,251
                                                 -----------   ------------   ------------   ------------
Gross profit                                       6,368,591      6,183,864     12,497,491     12,092,686

Operating Expenses:
   Research and development                        2,973,609      2,681,485      5,938,311      5,419,431
   Selling, general and administrative             3,598,790      2,732,451      7,550,214      5,015,670
   Defense of patent matters                       1,153,668         35,824      2,002,831         55,824
                                                 -----------   ------------   ------------   ------------
                                                   7,726,067      5,449,760     15,491,356     10,490,925
                                                 -----------   ------------   ------------   ------------

Operating income (loss)                           (1,357,476)       734,104     (2,993,865)     1,601,761

Other income:
   Interest and other income                         577,185        554,335      1,189,093        878,150
   Contract revenue                                  470,616        244,020        770,616        580,027
                                                 -----------   ------------   ------------   ------------

Income (loss) before provision for income taxes     (309,675)     1,532,459     (1,034,156)     3,059,938
Benefit (provision) for income taxes                 (64,000)      (547,000)       160,000     (1,082,000)
                                                 -----------   ------------   ------------   ------------

Net income (loss)                                $  (373,675)  $    985,459  $    (874,156)  $  1,977,938
                                                 -----------   ------------   ------------   ------------
                                                 -----------   ------------   ------------   ------------

Net income (loss) per share
- Basic                                          $     (0.03)  $       0.08   $      (0.07)  $       0.17
                                                 -----------   ------------   ------------   ------------
                                                 -----------   ------------   ------------   ------------
- Diluted                                        $     (0.03)  $       0.07   $      (0.07)  $       0.16
                                                 -----------   ------------   ------------   ------------
                                                 -----------   ------------   ------------   ------------

Shares used in calculating per share amounts
- Basic                                           12,938,000     12,750,000     12,922,000     11,931,000
                                                 -----------   ------------   ------------   ------------
                                                 -----------   ------------   ------------   ------------
- Diluted                                         12,938,000     13,440,000     12,922,000     12,664,000
                                                 -----------   ------------   ------------   ------------
                                                 -----------   ------------   ------------   ------------


See accompanying notes.

                          BIOSITE DIAGNOSTICS INCORPORATED

                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)





                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                            1998             1997
                                                                      --------------    --------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities                   $   (570,768)      $ 1,131,505

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities             21,716,132        15,944,012
Purchase of marketable securities                                      (21,147,529)      (41,472,157)
Purchase of property, equipment and leasehold improvements              (1,817,116)       (3,215,591)
Patents, license rights, deposits and other assets                         315,966           998,453
                                                                       -----------       -----------
Net cash used in investing activities                                     (932,547)      (27,745,283)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                          1,132,492         2,098,435
Principal payments under financing obligations                            (681,052)         (763,707)
Proceeds from issuance of convertible debenture                            500,000                --
Proceeds from issuance of stock, net                                       439,280        30,275,077
                                                                       -----------       -----------
Net cash provided by financing activities                                1,390,720        31,609,805
                                                                       -----------       -----------

Increase (decrease) in cash and cash equivalents                          (112,595)        4,996,027

Cash and cash equivalents at beginning of period                         2,330,274         1,609,861
                                                                       -----------       -----------
Cash and cash equivalents at end of period                             $ 2,217,679       $ 6,605,888
                                                                       -----------       -----------
                                                                       -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                        $   210,114       $   114,636
                                                                       -----------       -----------
                                                                       -----------       -----------
  Income taxes paid                                                    $     4,800       $   496,850
                                                                       -----------       -----------
                                                                       -----------       -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible debenture into common stock                $   499,992       $ 1,110,904
                                                                       -----------       -----------
                                                                       -----------       -----------


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

  Shares used in calculating basic and diluted earnings per share were as follows:



                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                 -------------------------------------------------------
                                                                      1998           1997           1998            1997
                                                                 -------------------------------------------------------
Weighted average common shares outstanding                           12,938         12,750         12,922          9,685
Effect of the assumed conversion of preferred shares                      -              -              -          2,221
Effect of the assumed conversion of convertible debenture                 -              -              -             25
                                                                 -------------------------------------------------------
Shares used in calculating per share amounts - Basic                 12,938         12,750         12,922         11,931
Net effect of dilutive common share equivalents using the
  treasury stock method                                                   -            690              -            733
                                                                 -------------------------------------------------------
Shares used in calculating per share amounts - Diluted               12,938         13,440         12,922         12,664
                                                                 -------------------------------------------------------
                                                                 -------------------------------------------------------

3.   BALANCE SHEET INFORMATION

  Inventories consist of the following:

                                             JUNE 30,         DECEMBER 31,
                                                1998               1997
                                           ------------       -------------
                    Raw materials          $  1,560,205       $     779,965
                    Work in process           1,696,273           1,214,894
                    Finished goods              228,393             175,037
                                           ------------        ------------
                                           $  3,484,871        $  2,169,896
                                           ------------        ------------
                                           ------------        ------------

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

OVERVIEW

  Since the Company's inception in 1988, the Company has been primarily involved in the research, development, manufacturing and marketing of rapid diagnostic tests. In 1992, the Company began commercial sales of the Company's primary product, Triage Panel for Drugs of Abuse ("Triage DOA Panel"), and currently markets the product worldwide primarily through distributors supported by the Company's direct sales force. In 1998, the Company began selling two additional products, the Triage C. DIFFICILE Panel and the Triage Cardiac System. In addition to focusing its attention on commercial activities associated with these products, the Company continues to invest in the research and development of additional rapid tests to aid in the diagnosis of several critical diseases or conditions, including congestive heart failure and certain bacterial and parasitic infections. The Company also is developing a diagnostic test to aid in the dosing of immunosuppressant drugs.

  The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, defense and resolution of patent matters, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices and changes in the mix of products sold. The Company has incurred, and will continue to incur, significant costs associated with its defense of patent matters. The magnitude and timing of such costs are primarily dependent on unpredictable activities associated with the patent lawsuits. If the Company's Triage DOA Panel or Triage Cardiac products were found to infringe patents, and if acceptable licenses were not available, the Company would be materially and adversely affected. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations or order rescheduling. The Company currently manufactures and ships product shortly after receipt of orders and anticipates that it will do so in the future. Accordingly, the Company has not developed a significant backlog and does not anticipate it will develop a material backlog in the future. Because the Company is continuing to increase its operating expenses primarily for personnel and activities supporting newly-introduced products and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, the Company may not sustain revenue growth or remain profitable on a quarterly or annual basis and that its operating results may not be consistent with predictions made by securities analysts.

RECENT DEVELOPMENTS

NEW PRODUCTS

     During the first quarter of 1998, the Company received final approval from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac Panel and the Triage Meter in the United States (together called "Triage Cardiac System") and the Triage C. DIFFICILE Panel. The Triage Cardiac System is Biosite's first product to utilize the Company's Triage Meter System technology and is designed to deliver precise, quantitative results in a STAT timeframe. The Triage Cardiac System may aid in the diagnosis of Acute Myocardial Infarction ("AMI") and provide physicians with an enhanced ability to make treatment decisions in a timely manner. Used in conjunction with the Triage Meter, the Triage Cardiac Panel quantitatively measures, in a single test device, the level of CK-MB, troponin I and myoglobin from a whole-blood sample. The Triage C. DIFFICILE Panel is a rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The Company began selling the Triage C. DIFFICILE Panel in March and the Triage Cardiac System in May.

RESEARCH AND DEVELOPMENT

     In June 1998, the Company completed the 510(k) pre-market notification filing with the FDA for the Triage Parasite Panel. The 510(k) seeks clearance to market the Triage Parasite Panel, which is designed to detect the presence of three common waterborne parasites, GIARDIA LAMBLIA, CRYPTOSPORIDIUM PARVUM AND ENTAMOEBA HISTOLYTICA/DISPAR, within 20 minutes.

     In January 1998, Novartis finalized its investment of an additional $500,000 in Biosite in exchange for a convertible debenture as a result of Biosite's successful completion of the initial feasibility studies for the NeoralChek System (formerly the "Triage Neoral System"). The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on a conversion price of $12.00 per share. Additionally, the Company and Novartis expanded the scope of the collaborative development to include the development of a second version of the NeoralChek System. The attainment of certain milestones under the expansion of the collaboration resulted in contract revenues of $300,000 and $400,000 during the first and second quarters of 1998, respectively. Additional payments to Biosite will be made if certain milestones are achieved. The Company initiated clinical trials for both versions of the NeoralChek System in June and July 1998 . The NeoralChek Systems are designed to provide a cost-effective means of measuring a patient's level of cyclosporine on a real-time basis in order to enable physicians to optimize the dosing of the therapeutic drug during the patient's visit.

PRODUCT DISTRIBUTION AGREEMENTS

     As the Company has launched two new products in 1998 and with the potential launch of additional products from the Company's development pipeline, the Company has increased the size of its sales force in the U.S. and negotiated a new long-term distribution agreement with the Fisher HealthCare Division ("Fisher") of the Fisher Scientific Company, the Company's distributor of the Triage DOA Panel products in the U.S. hospital market segment. This long-term distribution agreement expanded Fisher's role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel and certain of the potential new products in the U.S. medical market.

     As a result of a decision by Merck KGaA ("Merck"), the Company's distributor of Triage DOA in Europe, to refocus away from certain aspects of the human diagnostic business, the Company terminated the development and distribution agreement for the Triage Cardiac System with Merck in December 1997 and terminated the distribution agreement with Merck for the Triage DOA Panel product line, effective no earlier than December 1998. The Company is continuing to evaluate product distribution alternatives for the international markets, including, among other things, alliances with other distribution partners and the establishment of a direct sales force in certain European countries.

     The Company anticipates that it may, if appropriate, enter into additional distribution agreements with respect to its current products, products currently under development and products that it may develop in the future, if any of such products receive the requisite regulatory clearance or approvals.

     The Company may not be able to enter into these or other distribution agreements on acceptable terms or at all. If the Company elects to distribute products directly, the Company's direct sales, marketing and distribution efforts may not be successful. A failure to enter into acceptable distribution agreements or a failure of the Company to successfully market its products would have a material and adverse effect on the Company.

LITIGATION

     In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleges that the Company's Triage DOA Panel products infringe a patent held by the plaintiffs, which expires in August 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite has answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. The Company also has asserted counterclaims arising under the antitrust laws that seek to require Dade International Inc. to divest itself of its acquisition of Behring Diagnostics, Inc. and Behring Diagnostics, GmbH, treble monetary damages and attorney fees. In February 1998, the plaintiffs filed an amended complaint, adding a new party, Dade-Behring, Inc., and changing the names of the parties, Behring Diagnostics Inc. to Syva Company and Behring Diagnostics GmbH to Dade Behring Marburg. If the Company's Triage DOA Panel products were found to infringe the patent, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter product platform, including the Triage Cardiac System is not the subject of the patent infringement claims as filed.

     On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral seeks a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel prior to the conclusion of the trial, which is scheduled to commence on August 31, 1998. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. If the Company's Triage Cardiac products were found to infringe the patent, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company believes it has meritorious defenses to each of these suits and intends to vigorously defend its position. The Company has incurred and will continue to incur significant legal costs in executing its defenses.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:


                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                    1998             1997          1998         1997
                                                  ----------      ----------    ----------    ----------
       Net sales . . . . . . . . . . . . . . .       100%             100%          100%         100%
       Cost of sales . . . . . . . . . . . . .        27               21            25           21
                                                   -----            -----         -----        -----
       Gross profit. . . . . . . . . . . . . .        73               79            75           79

       Operating Expenses:
       Research and development. . . . . . . .        34               34            36           35
       Selling, general and administrative . .        41               36            45           33
       Defense of patent matters . . . . . . .        13               --            12           --
                                                   -----            -----         -----        -----
       Total operating expenses. . . . . . . .        88               70            93           68

       Income (loss) from operations . . . . .       (15)               9           (18)          11
       Interest and other income, net. . . . .        12               11            12            9
                                                   -----            -----         -----        -----
       Income (loss) before benefit (provision)
         for income taxes. . . . . . . . . . .        (3)              20            (6)          20
       Benefit (provision) for income taxes. .        (1)              (7)            1           (7)
                                                   -----            -----         -----        -----
       Net income (loss) . . . . . . . . . . .        (4)%             13%           (5)%         13%
                                                   -----            -----         -----        -----
                                                   -----            -----         -----        -----

NET SALES. Net sales for the three and six months ended June 30, 1998 were $8.7 million and $16.6 million, respectively, representing increases of 12% and 8%, respectively, compared to the same periods of 1997. The increase in net sales for the second quarter of 1998 as compared to the second quarter of 1997, was primarily attributable to the timing of shipments of Triage DOA products to international customers and the introduction of the TRIAGE C. DIFFICILE Panel and Triage Cardiac System during 1998. Although year-to-date international sales for

1998 remain comparable to the same period of 1997, the timing of shipments to E. Merck, the Company's largest international customer, resulted in higher international sales during the second quarter of 1998 as compared to the second quarter of 1997. The increase in net sales for the six months ended June 30, 1998 as compared to the same period in 1997 was primarily attributable to a greater proportion of products sold during the first half of 1998 consisting of higher-priced Triage DOA products than the mix of products sold during the same period in 1997 as well as an increase in the volume sold in the U.S. The Company believes that the overall growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market. Net sales of the Company's newly introduced products totaled approximately $380,000 for the second quarter of 1998 and $432,000 year-to-date.

  GROSS PROFIT. Gross profit for the three and six months ended June 30, 1998 was $6.4 million and $12.5 million, respectively, representing an increase of 3% over the comparable periods of 1997. Gross margins for the three months and six months ended June 30, 1998 were 73% and 75%, respectively, as compared to 79% for the same periods of 1997. The gross margins decreased during the second quarter of 1998 primarily as a result of the introduction of the Triage C. DIFFICILE Panel and Triage Cardiac System. Such new products are expected to realize lower gross margins during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes. The Company expects that gross margins will continue to decrease as a result of competitive pricing pressures related to the maturing Triage DOA product line and the incremental manufacturing costs associated with new products until economies of scale can be achieved with such new products.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months and six months ended June 30, 1998 were $3.0 million and $5.9 million, respectively, representing increases of 11% and 10%, respectively, from the comparable periods of 1997. This increase resulted primarily from the expansion of the Company's research and development and manufacturing scale-up efforts for its cardiac, microbiology, and therapeutic drug monitoring products under development. During 1998, the Company expended significant efforts on activities related to manufacturing scale-up and product optimization for the Triage C. DIFFICILE Panel and Triage Cardiac System, while increasing research and development activities related to other products under development. The Company expects that its level of investment in research and development expenses will continue to remain higher in 1998, as compared to 1997. The increased expenditures are expected to primarily relate to preclinical and clinical studies, hiring of additional personnel, product development efforts and manufacturing scale-up activities for potential products. The timing of such expenditures and their magnitude are primarily dependent on the progress and success of the research and development, clinical studies and the timing of potential product launches. With the request for the FDA to approve the marketing of the Triage Parasite Panel, manufacturing scale-up activities related to this product are expected to occur during the third quarter of 1998.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and six months ended June 30, 1998 were $3.6 million and $7.6 million, respectively, representing increases of 32% and 51%, respectively, from the comparable periods of 1997. The 1998 increases resulted primarily from the costs of Company's expanded sales force, increased marketing activities related to the introduction of new products and potential new products, and the expansion of administrative functions to support the Company's expanded operations and business development activities. During the second quarter of 1998, the Company expended significant efforts related to the introduction of the Triage Cardiac System and Triage C. DIFFICILE Panel, including marketing and new product awareness activities. The Company expects selling, general and administrative costs in 1998 to remain significantly higher than in 1997, as the Company continues to expand its operations and in anticipation of potential changes in its operations resulting from, among other things, the potential introduction of additional products and the Company's business development activities. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of the Triage C. DIFFICILE Panel and Triage Cardiac System products, the development of other potential new products and the timing of their commercialization, and international distribution strategies.

  DEFENSE OF PATENT MATTERS. Costs associated with the defense of patent matters for the three and six months ended June 30, 1998 were $1.2 million and $2.0 million, respectively, as compared to $36,000 and $56,000, respectively, for the same periods in 1997. The Company intends to vigorously defend itself in these matters and expects that total legal costs associated in executing its defenses for the remainder of 1998 will continue to be substantially higher than in 1997 and may continue to be significant in 1999.

  INTEREST AND OTHER INCOME. Interest income for the three months ended June 30, 1998 was consistent with same period in 1997. Contract revenues increased by $227,000 as contract revenues in the second quarter of 1997 consisted of $244,000 from Merck related to the development of the Triage Cardiac System while contract revenues recognized in the second quarter of 1998 consisted of $400,000 from Novartis related to the milestones achieved in the development of the NeoralChek System and $71,000 related to licensing of certain technologies.

  BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax loss recorded in the second quarter of 1998 and estimated earnings for 1998, the Company recorded a provision for income taxes of $64,000 while for the same period in 1997, the Company recorded a provision for income taxes of $547,000.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations principally through a public offering, private placements of equity securities, revenues from operations, debt and capital lease financing and interest income earned on the net proceeds from the public offering and private placements. Since its inception, the Company has raised over $21.7 million in net proceeds from the private placement of equity securities and $1.5 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net proceeds from its initial public offering of 2,760,000 shares of common stock. At June 30, 1998, the Company had cash, cash equivalents, and marketable securities of approximately $38.6 million compared to $39.3 million at December 31, 1997.

  The decrease in cash, cash equivalents, and marketable securities during the six months ended June 30, 1998 was largely attributable to cash used in operating activities of $571,000 for the six months ended June 30, 1998 as compared to net cash generated from operating activities of $1.1 million for the same period in 1997. Significant sources of cash for the six months ended June 30, 1998 included the receipt of $1.1 million in proceeds from equipment financing and $939,000 in proceeds from the issuance of a convertible debenture and common stock. Significant uses of cash for the six months ended June 30, 1998 included expenditures of $2.0 million for expenses associated with the defense of patent matters and $1.8 million for the purchase of capital equipment and leasehold improvements. Additionally, as the Company has expanded its operations to support the commercialization of new products, its working capital, excluding cash and marketable securities, has increased by approximately $1.9 million.

  The Company's primary short-term needs for capital, which are subject to change, are for the support of its commercialization efforts related to new products, defense and resolution of patent matters including potential licensing of certain technologies patented by others, potential procurement and enforcement of patents, expansion of its manufacturing capacity for new products, and the continued advancement of research and development efforts.
The Company recently executed agreements to license technologies patented by others which call for cash payments and future royalties based on product sales utilizing the licensed technologies. The Company may enter into additional licensing agreements which may include cash payments and future royalties based on product sales utilizing the licensed technologies. The Company utilizes credit arrangements with financial institutions to finance the purchase of capital equipment. As of July 15, 1998, the Company had equipment financing lines of credit with financial institutions totaling $6.0 million, of which $5.5 million was available for future borrowing. The $4.0 million and $2.0 million lines of credit expire on June 30, 1999 and March 31, 1999, respectively. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

  The Company is negotiating with various parties for the leasing of a new campus corporate facility to be constructed in San Diego, which would be adequate for its foreseeable future needs. The Company does not anticipate relocating its operations to the new facility prior to January 2000. This is expected to result in an increase in rent upon occupancy.

  The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under development are successfully developed, gain market acceptance and become and remain competitive, the timing and results of clinical studies and regulatory actions regarding the Company's potential products, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs, and the costs and timing associated with the enforcement, defense and resolution of patent matters, including potential licensing of certain technologies patented by others. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

- DEPENDENCE ON DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS FOR REVENUE GROWTH AND PROFITABILITY

  Except for the Triage DOA Panel, Triage C. DIFFICILE Panel and Triage Cardiac System, all of the Company's products are still under development, and such products may not be successfully developed or commercialized on a timely basis, or at all.

  The Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, that regulatory clearance or approval of any new products may not be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized. The Company has limited resources to devote to the development of all its potential products and consequently a delay in the development of one product may delay the development of other products. In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity and a cost effective sales force and administrative infrastructure and an effective product distribution system for such products. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing for any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

- LIMITED HISTORY OF PROFITABILITY; POTENTIAL QUARTERLY FLUCTUATIONS IN FUTURE OPERATING RESULTS

  The Company incurred an operating loss during the last three quarters. The Company may not return to profitability on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and defense and resolution of patent matters. The Company has and will continue to incur significant costs associated with its defense of patent matters. The magnitude and timing of such costs are primarily dependent on unpredictable activities associated with the Behring and Spectral lawsuits. If the Company's Triage DOA Panel or Triage Cardiac products were found to infringe such patents, and if an acceptable license was not available, the Company would be materially and adversely affected. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if there are any. Because the Company is continuing to increase its operating expenses for supporting its expanded sales and marketing activities, manufacturing scale-up costs, defense of patent matters and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, in the future, the Company may not sustain revenue growth or remain profitable on a quarterly or annual basis and its growth may not be consistent with predictions made by securities analysts.

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

  The Company has received FDA approval to market the Triage C. DIFFICILE Panel and the Triage Cardiac System and began selling each of the products in March and May, respectively. Sales of the Triage C. DIFFICILE Panel and the Triage Cardiac System represented less than 5% of net sales thus far in 1998.

  The Company may not be able to successfully develop and commercialize new products, including the Triage C. DIFFICILE Panel, and Triage Cardiac System, and the Company may not be able to maintain or expand its share of the drug-testing market. Technological change or the development of new or improved diagnostic technologies could result in the Company's products becoming obsolete or noncompetitive.

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

  As the Company has launched two new products in 1998 and with the potential launch of additional products from the Company's development pipeline, the Company has increased the size of its sales force in the U.S. and negotiated a new long-term distribution agreement with Fisher. This long-term distribution agreement expanded Fisher's role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel and certain of the potential new products in the U.S. medical market.

  If any of the Company's distribution or marketing agreements are terminated and the Company is unable to enter into alternative agreements or if the Company elects to distribute new products directly, the Company would have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. The Company currently has limited experience in direct sales, marketing and distribution of its products. There can be no assurance that the Company's direct sales, marketing and distribution efforts would be successful or that revenue from such efforts would exceed expenses. Further, there can be no assurance that Biosite would be able to enter into new distribution or marketing agreements on satisfactory terms, or at all, or if the Company elects to distribute potential new products directly that the Company's direct sales, marketing and distribution efforts would be successful. A failure to enter into acceptable distribution agreements or a failure of the Company to successfully market its products would have a material and adverse effect on the Company.

  The Company anticipates that it may, if appropriate, enter into additional distribution agreements with respect to its products currently under development and products that it develops in the future, if any of such products receive the requisite regulatory clearance or approvals. The Company may not be able to enter into such agreements on acceptable terms, or at all.

-  INTENSELY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE

  The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture laboratory-based tests and analyzers, as well as clinical reference laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital-based laboratory procedures. This will require physicians to change their established means of having such tests performed. The Company's products may not be able to compete with the testing services provided by traditional laboratory services. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Roche Boehringer Mannheim Corporation, Chiron Diagnostics, Ortho Clinical Diagnostics, a division of Johnson & Johnson, and DADE Behring Marburg GmbH, have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. The Company's competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, the Company may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than the Company's technologies, or may prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

- UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION; POTENTIAL INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES

  The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology, and to operate without infringing the proprietary rights of others or to obtain licenses to such proprietary rights. Biosite has U.S. and foreign issued patents and is currently prosecuting patent applications in the United States and with certain foreign patent offices. The Company's pending patent applications may not result in the issuance of any patents. Additionally, the Company's patent applications may not have priority over others' applications, or, if issued, the Company's patents may not offer protection against competitors with similar technology. Any patents issued to the Company may be challenged, invalidated or circumvented in the future and the rights created thereunder may not provide a competitive advantage.

  The Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Cardiac System and products under development may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain technologies and is negotiating to obtain licenses for technologies patented by others. However, the Company may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all. The Company may not be able to develop alternative approaches if it is unable to obtain licenses and the Company's current and future licenses may not be adequate for the operation of it's business. The failure to obtain necessary licenses or to identify and implement alternative approaches would prevent the Company from commercializing certain of its products under development and would have a material adverse effect on the Company's business, financial condition and results of operations.

     Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. In March 1996, the Company settled a potential patent infringement claim by obtaining a license to the contested patent in return for a one-time payment of $2.2 million. In September 1996, the Company settled a patent infringement claim filed by Abbott Laboratories and obtained a license to the contested patent in return for the payment of $5.5 million and the agreement to pay certain royalties. In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleges that the Company's Triage DOA Panel products infringe a patent held by the plaintiffs, which expires in August 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite has answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. The Company also has asserted counterclaims arising under the antitrust laws that seek to require Dade International Inc. to divest itself of its acquisition of Behring Diagnostics, Inc. and Behring Diagnostics, GmbH, treble monetary damages and attorney fees. In February 1998, the plaintiffs filed an amended complaint, adding a new party, Dade-Behring, Inc., and changing the names of the parties, Behring Diagnostics Inc. to Syva Company and Behring Diagnostics GmbH to Dade Behring Marburg. If the Company's Triage DOA Panel products were found to infringe the patent, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter product platform, including the Triage Cardiac System is not the subject of the patent infringement claims as filed.

     On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral seeks a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel prior to the conclusion of the trial, which is scheduled to commence on August 31, 1998. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also has moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. If the Company's Triage Cardiac products were found to infringe the patent, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company believes it has meritorious defenses to each of these suits and intends to vigorously defend its position. The Company has incurred and will continue to incur significant legal costs in executing its defenses. The Company may become subject to additional patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions.

  The Company also has received correspondence from other parties calling to the Company's attention the existence of certain patents for which they believe Biosite's products and products under development may incorporate technologies that are the subject of such patents. Such correspondence has in certain instances included offers to negotiate the licensing of the patented technologies. Such matters may result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

  The Behring and Spectral litigation and any other litigation that could be brought forth by other parties may result in material expenses to the Company and significant diversion of effort by the Company's technical and management personnel, regardless of the outcome. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent the Company from selling the Triage DOA Panel, Triage C. DIFFICILE Panel, the Triage Cardiac System or other products it may develop, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company also relies upon trade secrets, technical know-how and continuing invention to develop and maintain its competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, and the Company may not be able to protect its trade secrets or its rights to its trade secrets.

  Others may have filed and in the future are likely to file patent applications that are similar or identical to those of the Company. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the USPTO that could result in substantial cost to the Company. Patent applications of others may have priority over patent applications filed by the Company.

The commercial success of the Company also depends in part on the Company neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's technologies and products. The Company is aware of several third-party patents that may relate to the Company's technology. There can be no assurance that the Company does not or will not infringe these patents, or other patents or proprietary rights of third parties. In addition, the Company has received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against the Company or its collaborative partners claiming damages and seeking to enjoin commercial activities relating to the Company's products and processes affected by third party rights, in addition to subjecting the Company to potential liability for damages, may require the Company or its collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes. The Company or its collaborative partners may not prevail in any such action and any license (including licenses proposed by third parties) required under any such patent may not be made available on commercially acceptable terms, or at all. There are a significant number of U.S. and foreign patents and patent applications in the Company's areas of interest, and the Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. Litigation concerning patent and other intellectual property rights could consume a substantial portion of the Company's managerial and financial resources, which would have a material adverse effect on the Company's business, financial condition and results of operations.

-  LIMITED MANUFACTURING EXPERIENCE; POTENTIAL INABILITY TO SCALE-UP
   MANUFACTURING

  To be successful, the Company must manufacture its current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has limited experience manufacturing products other than the Triage DOA

Panel products. To achieve the level of production necessary for commercialization of Biosite's new products and products under development, the Company will need to scale-up current manufacturing capabilities. Significant additional work will be required for the scaling-up of each new Biosite product prior to commercialization, and there can be no assurance that such work can be completed successfully. In addition, although the Company expects that certain of its new products and products under development will share certain production attributes with the Triage DOA Panel, production of such products may require the development of new manufacturing technologies and expertise. Such products may not be able to be manufactured by the Company or any other party at a cost or in quantities to make such products commercially viable. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms for its products under development, the Company's ability to conduct preclinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of new development programs, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company anticipates making significant expenditures to develop high volume manufacturing capabilities required for each of its new products and products currently under development, if such products are successfully developed. Manufacturing and quality control problems may arise as the Company attempts to scale-up its manufacturing and such scale-up may not be achieved in a timely manner or at a commercially reasonable cost, or at all.

  The Company's manufacturing facilities and those of its contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and such facilities are subject to QSR requirements of the FDA. The Company or its contractors may not satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

-  POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

  While the Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months, there can be no assurance the Company will not require additional capital. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, defense and resolution of patent matters, results of clinical investigations and competition. Such additional capital, if needed, may not be available on terms acceptable to the Company, or at all. Certain funding arrangements may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

-  IMPACT OF YEAR 2000 ISSUE

   The Company is currently developing a plan to ensure its system and software infrastructure will function properly with respect to the dates in the year 2000 and thereafter. Key financial, information and operational systems will be assessed and plans will be developed to address required systems modifications. The Company will coordinate these activities with suppliers, distributors, financial institutions and others with whom it does business. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems and will not have a material adverse effect on the Company's business. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Additionally, the systems of other companies on which Biosite's systems rely may not be timely converted, which may have an adverse effect on the Company's systems. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be adversely affected.

PART II.  OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS

     In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleges that the Company's Triage DOA Panel products infringe a patent held by the plaintiffs, which expires in August 2000. The plaintiffs seek to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite has answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. The Company also has asserted counterclaims arising under the antitrust laws that seek to require Dade International Inc. to divest itself of its acquisition of Behring Diagnostics, Inc. and Behring Diagnostics, GmbH, treble monetary damages and attorney fees. In February 1998, the plaintiffs filed an amended complaint, adding a new party, Dade-Behring, Inc., and changing the names of the parties, Behring Diagnostics Inc. to Syva Company and Behring Diagnostics GmbH to Dade Behring Marburg. If the Company's Triage DOA Panel products were found to infringe the patent, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company's Triage Meter product platform, including the Triage Cardiac System is not the subject of the patent infringement claims as filed.

     On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral seeks a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel prior to the conclusion of the trial, which is scheduled to commence on August 31, 1998. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also has moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. If the Company's Triage Cardiac products were found to infringe the patent, and if an acceptable license was not available, the Company would be materially and adversely affected. The Company believes it has meritorious defenses to each of these suits and intends to vigorously defend its position. The Company has incurred and will continue to incur significant legal costs in executing its defenses.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 21, 1998, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of April 6, 1998, the record date, 12,938,308 shares were entitled to vote at the Annual Meeting. Of these 12,938,308 shares, 1,223,973 were not voted.

1.   The following Class I Directors were elected:

     a. Lonnie M. Smith. 11,711,124 shares voted in favor of the nominee, 3,211 shares withheld their vote;

     b. Timothy J. Wollaeger. 11,608,012 shares voted in favor of the nominee, 106,323 shares withheld their vote;

     c.   The following directors continue in office for their existing terms:

          Frederick J. Dotzler
          Howard E. Greene, Jr.
          Kim D. Blickenstaff
          Gunars E. Valkirs

2. A proposal to amend and restate the 1996 Stock Incentive Plan of Biosite Diagnostics Incorporated, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 500,000 shares. 7,232,358 shares were voted in favor of the proposal, 1,443,859 shares were voted against the proposal, 10,452 shares abstained and 3,027,666 shares were not voted (includes broker non-votes);

3. A proposal to amend and restate the Biosite Diagnostics Incorporated Employee Stock Purchase Plan to, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 100,000 shares. 8,547,628 shares were voted in favor of the proposal, 128,239 shares were voted against the proposal, 10,802 shares abstained and 3,027,666 shares were not voted (includes broker non-votes); and

4. The selection of Ernst & Young LLP as the Company's independent auditor was ratified. 11,698,827 shares were voted in favor of the proposal, 600 shares were voted against the proposal, 14,908 shares abstained and 0 shares were not voted (includes broker non-votes);


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          10.1 Amended and Restated 1996 Stock Incentive Plan of Biosite Diagnostics Incorporated

          10.2      Amended and Restated Employee Stock Purchase Plan

          27.1      Financial Data Schedule

     (b)  Reports on Form 8-K.

          None

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated:   August 3, 1998            BIOSITE DIAGNOSTICS INCORPORATED


                                        By:   /s/ Christopher J. Twomey
                                             ---------------------------------
                                             Christopher J. Twomey
                                             Vice President, Finance and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)

                                   EXHIBIT INDEX


Exhibit
Number                        Description
------                        -----------
10.1      Amended and Restated 1996 Stock Incentive Plan of Biosite Diagnostics
          Incorporated

10.2      Amended and Restated Employee Stock Purchase Plan

27.1      Financial Data Schedule