Form 10-Q
period 1998-09-30
BIOSITE DIAGNOSTICS INC
filed 1998-11-12
CIK 834306

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at October 31, 1998 was 12,937,170

                        BIOSITE DIAGNOSTICS INCORPORATED
                                   FORM 10-Q

                                     INDEX


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:
          Condensed Balance Sheets as of September 30, 1998
           (Unaudited) and December 31, 1997......................          1
          Condensed Statements of Operations (Unaudited) for
           the three and nine months ended September 30, 1998
           and 1997...............................................          2
          Condensed Statements of Cash Flows (Unaudited) for the
           nine months ended September 30, 1998 and 1997..........          3
          Notes to Condensed Financial Statements (Unaudited).....          4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................          6

Item 3.   Quantitative and Qualitative Disclosure
           about Market Risk......................................Not Applicable


PART II. OTHER INFORMATION


Item 1.   Legal Proceedings......................................          19

Item 2.   Changes in Securities and Use of Proceeds...............Not Applicable

Item 3.   Defaults Upon Senior Securities.........................Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.....         19

Item 5.   Other Information.......................................Not Applicable

Item 6.   Exhibits and Reports on Form 8-K........................         19


Signatures      ..................................................         20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                1998                1997
                                                                            ------------         -----------
                                                                             (Unaudited)            (Note)
Assets
Current assets:
Cash and cash equivalents                                                  $ 1,508,932          $ 2,330,274
Marketable securities, available-for-sale                                   35,895,172           36,927,167
Accounts receivable                                                          5,799,675            5,931,164
Inventory                                                                    3,910,785            2,169,896
Other current assets                                                         3,663,841            3,677,348
                                                                           -----------          -----------
   Total current assets                                                     50,778,405           51,035,849
Property, equipment and leasehold improvements,  net                         7,504,123            7,216,983
Patents and license rights, net                                              6,467,463            3,720,035
Other assets                                                                 1,119,368            1,338,341
                                                                           -----------          -----------
                                                                           $65,869,359          $63,311,208
                                                                           ===========          ===========
Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                                           $ 2,880,765          $ 1,420,969
Accrued salaries and other                                                   1,960,359            1,107,476
Accrued contract payable                                                       205,928              563,812
Current portion of long-term obligations                                     1,565,048            1,332,200
                                                                           -----------          -----------
   Total current liabilities                                                 6,612,100            4,424,457
Long-term obligations                                                        3,905,243            3,796,975
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 1998 and
December 31, 1997                                                               --                    --

Common stock, $.01 par value, 25,000,000 shares authorized; 12,933,270 and 12,864,745 shares issued and outstanding at
September 30, 1998 and December 31, 1997, respectively                         129,333              128,647
Additional paid-in capital                                                  54,190,557           53,684,302
Unrealized net gain (loss) on marketable securities, net of related
tax effect                                                                      98,249                5,658
Deferred compensation                                                         (235,508)            (317,595)
Retained earnings                                                            1,169,385            1,588,764
                                                                           -----------          -----------
   Total stockholders' equity                                               55,352,016           55,089,776
                                                                           -----------          ------------
                                                                           $65,869,359          $63,311,208
                                                                           ===========          ===========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          BIOSITE DIAGNOSTICS INCORPORATED

                         CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    -------------                      -------------
                                                                1998              1997            1998             1997
                                                          ----------------------------------------------------------------
Net sales                                                 $  8,752,524      $  8,079,163    $  25,347,261     $  23,409,100
Cost of sales                                                3,037,921         1,693,255        7,135,167         4,930,506
                                                           ------------      ------------    -------------     -------------
Gross profit                                                 5,714,603         6,385,908       18,212,094        18,478,594

Operating Expenses:
 Research and development                                    2,895,744         3,022,469        8,834,055         8,441,900
 Selling, general and administrative                         3,750,436         2,987,028       11,300,650         8,002,699
 Defense of patent matters                                   1,334,957            49,916        3,337,788           105,739
                                                           -----------    --------------    -------------    --------------
                                                             7,981,137         6,059,413       23,472,493        16,550,338
                                                           -----------      ------------     ------------      ------------

Operating income (loss)                                     (2,266,534)          326,495       (5,260,399)        1,928,256

Other income:
Interest and other income                                      575,506           630,640        1,835,215         1,508,790
Contract revenue                                             1,909,805           197,740        2,609,805           777,767
                                                          ------------      ------------    -------------     -------------

Income (loss) before provision for income taxes                218,777         1,154,875         (815,379)        4,214,813
Benefit (provision) for income taxes                           236,000          (266,000)         396,000        (1,348,000)
                                                          ------------      ------------    -------------     -------------
Net income (loss)                                         $    454,777      $    888,875    $    (419,379)    $   2,866,813
                                                          ------------      ------------    -------------     -------------
Net income (loss) per share
 - Basic                                                  $       0.04      $       0.07    $       (0.03)    $        0.27
                                                          ============      ============    =============     =============
 - Diluted                                                $       0.03      $       0.07    $       (0.03)    $        0.22
                                                          ============      ============    =============     =============

Shares used in calculating per share amounts
 - Basic                                                    12,986,000        12,803,000       12,944,000        10,725,000
                                                          ============      ============    =============     =============
 - Diluted                                                  13,514,000        13,454,000       12,944,000        12,926,000
                                                          ============      ============    =============     =============

See accompanying notes.

                          BIOSITE DIAGNOSTICS INCORPORATED

                        CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                  1998              1997
                                                              ------------      ------------
OPERATING ACTIVITIES
Net cash provided by operating activities                     $  2,368,619      $  2,387,154

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable
  securities                                                    26,272,742       21,268,180
Purchase of marketable securities                             (25,086,428)      (49,399,837)
Purchase of property, equipment and leasehold improvements     (2,489,026)       (4,477,333)
Patents, license rights, deposits and other assets             (2,735,306)        1,215,682
                                                              -----------       -----------
Net cash used in investing activities                          (4,038,018)      (31,393,308)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                 1,391,112         3,109,408
Principal payments under financing obligations                 (1,049,996)       (1,191,067)
Proceeds from issuance of convertible debenture                   500,000             --
Repurchase and retirement of common stock                        (478,125)            --
Proceeds from issuance of stock, net                              485,066        30,304,766
                                                              -----------       -----------
Net cash provided by financing activities                         848,057        32,223,107
                                                              -----------       -----------
Increase (decrease) in cash and cash equivalents                 (821,342)        3,216,953
Cash and cash equivalents at beginning of period                2,330,274         1,609,861
                                                              -----------       -----------
Cash and cash equivalents at end of period                    $ 1,508,932       $ 4,826,814
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                 $   320,008       $   238,233
                                                              ===========       ===========
Income taxes paid                                             $     4,800       $   859,550
                                                              ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
Conversion of convertible debenture into common stock         $   499,992       $ 1,110,904
                                                              ===========       ===========

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

     Shares used in calculating basic and diluted earnings per share were as follows:

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                       --------------------------- ---------------------------
                                                             1998          1997          1998          1997
                                                       ------------- ------------- ------------- -------------
Shares used in calculating per share amounts - Basic
(Weighted average common shares outstanding)                12,986        12,803         12,944       10,725
Effect of common share equivalents:
Assumed conversion of preferred shares                        --            --             --          1,481
Assumed conversion of convertible debenture                   --            --             --             16
Net effect of dilutive common stock options using the
treasury stock method                                          528           651           --            704
                                                       ============= ============= ============= =============
Shares used in calculating per share amounts - Diluted      13,514        13,454         12,944       12,926
                                                       ============= ============= ============= =============

3.  BALANCE SHEET INFORMATION

Inventories consist of the following:

                                          SEPTEMBER 30,     DECEMBER 31,
                                             1998               1997
                                          ------------      ------------
Raw materials                             $  1,344,900      $    779,965
Work in process                              2,460,149         1,214,894
Finished goods                                 105,736           175,037
                                          ------------      ------------
                                          $  3,910,785      $  2,169,896
                                          ============      ============

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

OVERVIEW

     Since the Company's inception in 1988, the Company has been primarily involved in the research, development, manufacturing and marketing of rapid diagnostic tests. In 1992, the Company began commercial sales of the Company's primary product, Triage Panel for Drugs of Abuse ("Triage DOA Panel"), and currently markets the product worldwide primarily through distributors supported by the Company's direct sales force. In 1998, the Company began selling three additional products, the Triage C. DIFFICILE Panel, the Triage Parasite Panel and the Triage Cardiac System. In addition to focusing its attention on commercial activities associated with these products, the Company continues to invest in the research and development of additional rapid tests to aid in the diagnosis of several critical diseases or conditions, including congestive heart failure and certain bacterial and parasitic infections. The Company also is developing a diagnostic test to aid in the dosing of immunosuppressant drugs.

     The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, defense and resolution of patent matters, regulatory delays, product recalls, manufacturing delays, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices and changes in the mix of products sold. The Company has incurred, and will continue to incur, significant costs associated with its defense of patent matters. The magnitude and timing of such costs are primarily dependent on unpredictable activities associated with the patent lawsuits. If the Company's Triage DOA Panel or Triage Cardiac System products were found to infringe patents, and if acceptable licenses were not available, the Company would be materially and adversely affected. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations or order rescheduling or manufacturing delays. As a result of manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac System, the Company developed a backlog of orders for the Triage Cardiac System of approximately $377,000 in estimated net sales as of October 29, 1998. The Company is addressing the manufacturing scale-up issues and may be able to fill the backlog orders during the fourth quarter of 1998. The Company manufactures and ships its other products shortly after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future. Because the Company is continuing to increase its operating expenses primarily for personnel and activities supporting newly-introduced products and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, the Company may not sustain revenue growth or remain profitable on a quarterly or annual basis and that its operating results may not be consistent with predictions made by securities analysts.

RECENT DEVELOPMENTS

NEW PRODUCTS

     During the first quarter of 1998, the Company received final approval from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac
Panel and the Triage Meter (together called "Triage Cardiac System") and the Triage C. DIFFICILE Panel in the United States. The Triage Cardiac System is Biosite's first product to utilize the Company's Triage Meter System technology and is designed to deliver precise, quantitative results in a STAT timeframe. The Triage Cardiac System may aid in the diagnosis of Acute Myocardial Infarction ("AMI") and provide physicians with an enhanced ability to make treatment decisions in a timely manner. Used in conjunction with the Triage Meter, the Triage Cardiac Panel quantitatively measures, in a single test device, the level of CK-MB, troponin I and myoglobin from a whole-blood sample. The Triage C. DIFFICILE Panel is a rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The Company began selling the Triage C. DIFFICILE Panel in March and the Triage Cardiac System in May. The Company is addressing manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac system and may be able to fill backlog orders during the fourth quarter of 1998. In October 1998, the Company received final approval from the FDA to market the Triage Parasite Panel, the Company's third product launched in 1998. The Triage Parasite Panel is a rapid test designed to simultaneously detect three common waterborne parasites, GIARDIA LAMBLIA, CRYPTOSPORIDIUM PARVUM AND ENTAMOEBA HISTOLYTICA/DISPAR, that can cause severe gastrointestinal infections. Sales of the Triage Parasite Panel were initiated in mid-October.

RESEARCH AND DEVELOPMENT

     In January 1998, Novartis finalized its investment of an additional $500,000 in Biosite in exchange for a convertible debenture as a result of Biosite's successful completion of the initial feasibility studies for the NeoralChek System (formerly the "Triage Neoral System"). The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on a conversion price of $12.00 per share. Additionally, the Company and Novartis expanded the scope of their collaboration to include the development of a second version of the NeoralChek System. The attainment of certain milestones under the expansion of the collaboration resulted in contract revenues of $1.1 million during 1998. Additional payments to Biosite will be made if certain milestones are achieved. The Company initiated clinical trials for both versions of the NeoralChek System in June and July 1998. The clinical trials were temporarily suspended in September 1998 to permit the Company to make improvements to the NeoralChek System. The clinical trials may resume in the first half of 1999. The NeoralChek Systems are designed to provide a cost-effective means of measuring a patient's level of cyclosporine on a real-time basis in order to enable physicians to optimize the dosing of the therapeutic drug during the patient's visit.

PRODUCT DISTRIBUTION AGREEMENTS

     As the Company has launched three new products in 1998 and with the potential launch of additional products from the Company's development pipeline, the Company has increased the size of its sales force in the U.S. and negotiated a new long-term distribution agreement with the Fisher HealthCare Division ("Fisher") of the Fisher Scientific Company, the Company's distributor of the Triage DOA Panel products in the U.S. hospital market segment. This long-term distribution agreement expanded Fisher's role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel, the Triage Parasite Panel and certain of the potential new products in the U.S. medical market.

     As a result of a decision by Merck KGaA ("Merck"), the Company's distributor of Triage DOA in Europe, to refocus away from certain aspects of the human diagnostic business, the Company terminated agreements with Merck for the development and distribution of the Triage Cardiac System and the distribution of the Triage DOA Panel product line. During the third quarter, the Company finalized alliances with several European partners, forming a network of distributors to market its products in certain European countries. The Company is continuing to evaluate product distribution alternatives for the other international markets, including, among other things, alliances with various regional distribution partners and the establishment of a direct sales and marketing force in certain European countries.

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

     On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral seeks a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel prior to the conclusion of the trial, which was scheduled to commence on August 31, 1998. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engage in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. The Company may not be able to enter into a settlement on acceptable terms or at all. If the Company's Triage Cardiac products were found to infringe the patent, and if an acceptable license was not available, the Company would be materially and adversely affected.

The Company believes it has meritorious defenses to each of these suits and intends to vigorously defend its position. The Company has incurred and will continue to incur significant legal costs in executing its defenses.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                               1998          1997          1998          1997
                                               ----          ----          ----          ----
Net sales.................................      100%          100%          100%          100%
Cost of sales.............................       35            21            28            21
                                               ----          ----          ----          ----
Gross profit..............................       65            79            72            79

Operating Expenses:
Research and development.................        33            37            35            36
Selling, general and administrative......        43            37            45            34
Defense of patent matters................        15             1            13             1
                                               ----          ----          ----          ----
Total operating expenses..................       91            75            93            71

Income (loss) from operations.............      (26)            4           (21)            8
Interest and other income, net............       28            10            18            10
                                               ----          ----          ----          ----
Income (loss) before benefit (provision)
  for income taxes........................        3            14            (3)           18
Benefit (provision) for income taxes......        2            (3)            1            (6)
                                               ----          ----          ----          ----
Net income (loss).........................        5%           11%           (2)%         12%
                                               ====          ====          ====          ====

     NET SALES. Net sales for the three and nine months ended September 30, 1998 were $8.8 million and $25.3 million, respectively, representing increases of 8%, compared to the same periods of 1997. The increase in net sales for the third quarter of 1998 as compared to the third quarter of 1997, was primarily attributable the introduction of the TRIAGE C. DIFFICILE Panel and Triage Cardiac System during 1998. The increase in net sales for the nine months ended September 30, 1998 as compared to the same period in 1997 was primarily attributable to an increase in the volume of Triage DOA sold in the U.S, as well an increase in net sales from the introduction of the TRIAGE C. DIFFICILE Panel and the Triage Cardiac System. The Company believes that the overall growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market. Net sales of the Company's newly introduced products totaled approximately $580,000 for the third quarter of 1998 and $1.0 million year-to-date.

     GROSS PROFIT. Gross profit for the three and nine months ended
September 30, 1998 was $5.7 million and $18.2 million, respectively, representing decreases of 11% and 1%, respectively, from the comparable periods of 1997. Gross margins for the three months and nine months ended September 30, 1998 were 65% and 72%, respectively, as compared to 79% for the same periods of 1997. The gross margins decreased during the third quarter of 1998 primarily as a result of the introduction of the Triage C. DIFFICILE Panel and Triage Cardiac System. Such new products are expected to realize lower or potentially negative gross margins during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes and manufacturing scale-up issues are addressed. The Company expects that the overall gross margins will continue to decrease as a result of competitive pricing pressures related to the maturing Triage DOA product line and the incremental manufacturing costs associated with new products until economies of scale can be achieved with such new products and until other manufacturing scale-up issues are addressed.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months and nine months ended September 30, 1998 were $2.9 million and $8.8 million, respectively, representing a decrease of 4% and an increase of 5%, respectively, from the comparable periods of 1997. Manufacturing scale-up and optimization expenses were significantly higher during the third quarter of 1998 as compared to the third quarter of 1997 as the Company dedicated significant resources to addressing capacity constraint issues related to the Triage Cardiac System. Although there was a quarter-to-quarter increase in manufacturing scale-up costs, the timing of clinical trials and other product development expenses resulted in an overall decrease in the research and development expenses for the third quarter of 1998 as compared to the same period in 1997. During the third quarter of 1997, the Company expended significant efforts related to clinical trials and product development expenses associated with the Triage Cardiac System. Additionally, during the third quarter of 1998, the Company utilized certain research and development resources in the production of components of the Triage DOA Panel and Triage Parasite Panel and charged such cost to inventory. The year-to-year increase in research and development expenses resulted primarily from the expansion of the Company's research and development and manufacturing scale-up efforts for its cardiac, microbiology, and therapeutic drug monitoring products under development, while increasing research and development activities related to other products under development. The Company expects that its research and development expenses will continue to remain higher in 1998, as compared to 1997. The increased expenditures are expected to primarily relate to preclinical and clinical studies, product development efforts and manufacturing scale-up activities for potential products. The timing of such expenditures and their magnitude are primarily dependent on the progress and success of the research and development, clinical studies and the timing of potential product launches.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and nine months ended September 30, 1998 were $3.8 million and $11.3 million, respectively, representing increases of 26% and 41%, respectively, from the comparable periods of 1997. The 1998 increases resulted primarily from the costs of the Company's expanded sales force, increased marketing activities related to the introduction of new products and potential new products, and the expansion of administrative functions to support the Company's expanded operations and business development activities. During the third quarter of 1998, the Company expended efforts related to transitioning its product distribution in Europe from E. Merck to a network of regional distributors, initial planning and development activities for the potential launch of the NeoralChek System, market research and other new product awareness activities. The Company expects selling, general and administrative costs in 1998 to remain significantly higher than in 1997, as the Company continues to expand its operations and in anticipation of potential changes in its operations resulting from, among other things, the potential introduction of additional products and the Company's business development activities. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of the Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System products, the development of other potential new products and the timing of their commercialization, and international distribution strategies.

     DEFENSE OF PATENT MATTERS. Costs associated with the defense of patent matters for the three and nine months ended September 30, 1998 were $1.3 million and $3.3 million, respectively, as compared to $50,000 and $106,000, respectively, for the same periods in 1997. The Company intends to vigorously defend itself in these matters and expects that total legal costs associated in executing its defenses for the remainder of 1998 will continue to be substantially higher than in 1997 and may continue to be significant in 1999.

     OTHER INCOME. Contract revenues were $1.9 million and $2.6 million for the three and nine months ended September 30, 1998, respectively, as compared to $198,000 and $778,000, respectively, for the same period in 1997. Contract revenues in the third quarter of 1997 consisted of $198,000 from Merck related to the development of the Triage Cardiac System while contract revenues recognized in the third quarter of 1998 consisted primarily of $1.3 million from Kyoto Dai-Ichi Kagaku Co., Ltd. ("KDK") related to milestones achieved in the development of the Triage Cardiac System, $400,000 from Novartis related to the milestones achieved in the development of the NeoralChek System and $171,000 related to an SBIR grant from the U.S. Government for research related to potential microbiology products.

     BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax loss recorded for the first nine months of 1998 and estimated 1998 pre-tax loss and estimated tax credits to be generated in 1998, the Company recorded a benefit for income taxes of $236,000 for the third quarter of 1998 resulting in a benefit for income taxes for the nine months ended September 30, 1998 of $396,000. The Company recorded provisions for income taxes of $266,000 and $1.3 million, respectively, for the same periods of 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally through a public offering, private placements of equity securities, revenues from operations, debt and capital lease financing and interest income earned on the net proceeds from the public offering and private placements. Since its inception, the Company has raised over $21.7 million in net proceeds from the private placement of equity securities and $1.5 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net proceeds from its initial public offering of 2,760,000 shares of common stock. At September 30, 1998, the Company had cash, cash equivalents, and marketable securities of approximately $37.4 million compared to $39.3 million at December 31, 1997.

     The decrease in cash, cash equivalents, and marketable securities during the nine months ended September 30, 1998 was largely attributable to cash used in the acquisition of licenses to patented technology and expenditures for capital equipment and leasehold improvements totaling $5.2 million. Additionally, during the third quarter, the Company expended approximately $500,000 for the repurchase and retirement of shares of its common stock. Significant sources of cash for the nine months ended September 30, 1998 included cash generated from operating activities totaling $2.4 million, the receipt of $1.4 million in proceeds from equipment financing and $985,000 in proceeds from the issuance of a convertible debenture and common stock.

     The Company's primary short-term needs for capital, which are subject to change, are for the support of its commercialization efforts related to new products, defense and resolution of patent matters including potential licensing of certain technologies patented by others, potential procurement and enforcement of patents, expansion of its manufacturing capacity for new products, potential repurchase of the Company's common stock and the continued advancement of research and development efforts. The Company executed agreements to license technologies patented by others which call for cash payments and future royalties based on product sales utilizing the licensed technologies. The Company may enter into additional licensing agreements which may include cash payments and future royalties based on product sales utilizing the licensed technologies. The Company utilizes credit arrangements with financial institutions to finance the purchase of capital equipment. As of October 31, 1998, the Company had equipment financing lines of credit with financial institutions totaling $6.0 million, of which $5.2 million was available for future borrowing. The $4.0 million and $2.0 million lines of credit expire on June 30, 1999 and March 31, 1999, respectively. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

     The Company is evaluating various alternatives in addressing its future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and potentially a new campus corporate facility to be constructed in San Diego, which would be adequate for its foreseeable future needs. If a new campus corporate facility is constructed to meet future needs, the Company would not anticipate relocating its operations to the new facility prior to January 2000. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

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

IMPACT OF YEAR 2000 ("Y2K") ISSUE

     The Company has developed a plan to ensure its system, software and facilities infrastructure will function properly with respect to dates in the year 2000 and thereafter. Key financial, information and operational systems are being assessed and plans will be developed to address required systems modifications. The Company will coordinate these activities with suppliers, distributors, financial institutions and others with whom it does business beginning in the fourth quarter of 1998. The Company believes that, with modifications to existing software and conversions to new software, the Y2K Issue will not pose significant operational problems for its computer systems and will not have a material adverse effect on the Company's business. To date the Company has expended less than $25,000 addressing the Y2K Issue and is in the process of estimating the total cost of the project and contingency plans, if necessary. The Company anticipates that the Company will be in compliance with Y2K requirements by June 1999. However, if such modifications and conversions are not made or are not completed in a timely fashion, the Y2K Issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies on which Biosite's systems rely may not be timely converted, which may have an adverse effect on the Company's systems. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be adversely affected. Biosite has initiated a program to qualify critical suppliers as being Y2K compliant.

     The Triage Meter and related software is the only product that the Company currently sells which needs evaluation for Y2K readiness, as the other products do not process or store any date and time data. The Triage Meter and related software has been tested and shown to properly process and store date and time data between the 20th and 21st centuries, and the years 1999 and 2000. This processing and storage included calculating, comparing, displaying and recording sequence operations involving date and time data. Correct processing of the leap year date and time data has also been demonstrated. The software functions as intended or expected, regardless of the date.


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

-DEPENDENCE ON DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS FOR REVENUE GROWTH
 AND PROFITABILITY

     Except for the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System, all of the Company's products are still under development, and such products may not be successfully developed or commercialized on a timely basis, or at all.

     The Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products, that regulatory clearance or approval of any new products may not be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized. The Company has limited resources to devote to the development of all its potential products and consequently a delay in the development of one product may delay the development of other products. In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity and a cost effective sales force and administrative infrastructure and an effective product distribution system for such products. The Company has experienced manufacturing delays for its Triage Cardiac product, which have adversely affected the Company. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing for any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

-LIMITED HISTORY OF PROFITABILITY; POTENTIAL QUARTERLY FLUCTUATIONS IN FUTURE
 OPERATING RESULTS

     The Company incurred an operating loss during the last four quarters. The Company may not return to operating profitability on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or capacity constraints, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and defense and resolution of patent matters. The Company has and will continue to incur significant costs associated with its defense of patent matters. The magnitude and timing of such costs are primarily dependent on unpredictable activities associated with the Behring and Spectral lawsuits. If the Company's Triage DOA Panel or Triage Cardiac products were found to infringe such patents, and if an acceptable license was not available, the Company would be materially and adversely affected. Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if there are any. Because the Company is continuing to increase its operating expenses for supporting its expanded sales and marketing activities, manufacturing scale-up costs, defense of patent matters and new product development, the Company's operating results would be adversely affected if its sales and gross profits did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, in the future, the Company may not sustain revenue growth or remain profitable on a quarterly or annual basis and its growth or operating results may not be consistent with predictions made by securities analysts.

-NEAR-TERM DEPENDENCE OF THE COMPANY ON THE TRIAGE DOA PANEL PRODUCTS

     To date, sales of the Triage DOA Panel products have accounted for almost all of the Company's sales. The Company expects its revenue and profitability will substantially depend on the sale of the Triage DOA Panel products for the foreseeable future. A reduction in demand for the Triage DOA Panel products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for the Triage DOA Panel products. The Company's continued growth will depend on its ability to successfully develop and commercialize other products, including the Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System, and to gain additional acceptance of the Triage DOA Panel products in new market segments, such as occupational health.

     The Company has received FDA approval to market the Triage C. DIFFICILE Panel, Triage Parasite Panel and the Triage Cardiac System and began selling each of the products in March, October and May, respectively. Sales of these new products represented less than 5% of net sales thus far in 1998.

     The Company may not be able to successfully develop and commercialize new products, including the Triage C. DIFFICILE Panel, Triage Parasite Panel, and Triage Cardiac System, and the Company may not be able to maintain or expand its share of the drug-testing market. Technological change or the development of new or improved diagnostic technologies could result in the Company's products becoming obsolete or noncompetitive.

- DEPENDENCE ON KEY DISTRIBUTORS; LIMITED DIRECT SALES EXPERIENCE

     The Company relies upon key distributor alliances, such as with Fisher, to distribute the Triage DOA Panel products, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System and may rely upon distributors to distribute products under development. The Triage DOA Panel products are currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 80% of product sales in 1997) and in certain countries in Europe, Latin America, the Middle East, Asia and Africa by Merck. The loss or termination of either of these distributors could have a material adverse effect on the Company's sales unless suitable alternatives can be arranged.

     As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, the Company terminated agreements with Merck for the development and distribution of the Triage Cardiac System and the distribution of the Triage DOA Panel product line . During the third quarter, the Company finalized alliances with several European partners, forming a network of distributors to market its products in certain European countries. The Company is continuing to evaluate product distribution alternatives for the other international markets, including, among other things, alliances with various regional distribution partners and the establishment of a direct sales and marketing force in certain European countries.

     As the Company has launched three new products in 1998 and with the potential launch of additional products from the Company's development pipeline, the Company has increased the size of its sales force in the U.S. and negotiated a new long-term distribution agreement with Fisher. This long-term distribution agreement expanded Fisher's role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel, Triage Parasite Panel and certain of the potential new products in the U.S. medical market.

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

-INTENSELY COMPETITIVE INDUSTRY; RAPID TECHNOLOGICAL CHANGE

     The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture rapid tests, laboratory-based tests and analyzers, as well as clinical reference laboratories. Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital-based laboratory procedures. This will require physicians to change their established means of having such tests performed. The Company's products may not be able to compete with the testing services provided by traditional laboratory services. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Roche Boehringer Mannheim Corporation, Bayer Diagnostics, Ortho Clinical Diagnostics, a division of Johnson & Johnson, and DADE Behring Marburg GmbH, have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. The Company's competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, the Company may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than the Company's technologies, or may prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

-UNCERTAINTY OF PATENT AND PROPRIETARY TECHNOLOGY PROTECTION; POTENTIAL
 INABILITY TO LICENSE TECHNOLOGY FROM THIRD PARTIES

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

     The Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel, Triage Cardiac System and products under development may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for certain technologies and is negotiating to obtain licenses for technologies patented by others. However, the Company may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all. The Company may not be able to develop alternative approaches if it is unable to obtain licenses and the Company's current and future licenses may not be adequate for the operation of it's business. The failure to obtain necessary licenses or to identify and implement alternative approaches would prevent the Company from commercializing certain of its products under development and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral seeks a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel prior to the conclusion of the trial, which was scheduled to commence on August 31, 1998. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also has moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engage in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. The Company may not be able to enter into a settlement on acceptable terms or at all. If the Company's Triage Cardiac products were found to infringe the patent, and if an acceptable license was not available, the Company would be materially and adversely affected.

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

     The Behring and Spectral litigation and any other litigation that could be brought forth by other parties may result in material expenses to the Company and significant diversion of effort by the Company's technical and management personnel, regardless of the outcome. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent the Company from selling the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel, the Triage Cardiac System or other products it may develop, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

-LIMITED MANUFACTURING EXPERIENCE; POTENTIAL INABILITY TO SCALE-UP MANUFACTURING

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

     The Company anticipates making significant expenditures to develop high volume manufacturing capabilities required for each of its new products and products currently under development, if such products are successfully developed. Manufacturing and quality control problems may arise as the Company attempts to scale-up its manufacturing and such scale-up may not be achieved in a timely manner or at a commercially reasonable cost, or at all. As a result of manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac System, the Company developed a backlog of orders for the Triage Cardiac System of approximately $377,000 in estimated net sales as of October 29, 1998. The Company is addressing the manufacturing scale-up issues and may be able to fill the backlog orders during the fourth quarter of 1998.

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

- POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

     While the Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months, there can be no assurance the Company will not require additional capital. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, defense and resolution of patent matters, potential repurchase of the Company's common stock, results of clinical investigations and competition. Such additional capital, if needed, may not be available on terms acceptable to the Company, or at all. Certain funding arrangements may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

-IMPACT OF YEAR 2000 ("Y2K")  ISSUE

     The Company has developed a plan to ensure its system, software and facilities infrastructure will function properly with respect to dates in the year 2000 and thereafter. Key financial, information and operational systems are being assessed and plans will be developed to address required systems modifications. The Company will coordinate these activities with suppliers, distributors, financial institutions and others with whom it does business beginning in the fourth quarter of 1998. The Company believes that, with modifications to existing software and conversions to new software, the Y2K Issue will not pose significant operational problems for its computer systems and will not have a material adverse effect on the Company's business. To date the Company has expended less than $25,000 addressing the Y2K Issue and is in the process of estimating the total cost of the project and contingency plans, if necessary. The Company anticipates that the Company will be in compliance with Y2K requirements by June 1999. However, if such modifications and conversions are not made or are not completed in a timely fashion, the Y2K Issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies on which Biosite's systems rely may not be timely converted, which may have an adverse effect on the Company's systems. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be adversely affected. Biosite has initiated a program to qualify critical suppliers as being Y2K compliant.

The Triage Meter and related software is the only product that the Company currently sells which needs evaluation for Y2K readiness, as the other products do not process or store any date and time data. The Triage Meter and related software has been tested and shown to properly process and store date and time data between the 20th and 21st centuries, and the years 1999 and 2000. This processing and storage included calculating, comparing, displaying and recording sequence operations involving date and time data. Correct processing of the leap year date and time data has also been demonstrated. The software functions as intended or expected, regardless of the date.

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

     On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral seeks a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel prior to the conclusion of the trial, which was scheduled to commence on August 31, 1998. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also has moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engage in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. The Company may not be able to enter into a settlement on acceptable terms or at all. If the Company's Triage Cardiac products were found to infringe the patent, and if an acceptable license was not available, the Company would be materially and adversely affected.

     The Company believes it has meritorious defenses to each of these suits and intends to vigorously defend its position. The Company has incurred and will continue to incur significant legal costs in executing its defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     If a stockholder wishes to have a stockholder proposal considered at the Company's next annual meeting, the stockholder must have given timely notice of the proposal in writing to the Secretary of the Company. To be timely, a stockholder's notice of the proposal must be delivered to or mailed and received at the executive offices of the Company no less than 50 days nor more than 75 days prior to the date of the annual meeting; provided, however that if less than 65 days notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice of the proposal to be timely must be received no later than the 15th day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the meeting date was given.

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



Dated:   November 12, 1998                   BIOSITE DIAGNOSTICS INCORPORATED


                                       By:  /s/ CHRISTOPHER J. TWOMEY
                                            --------------------------
                                            Christopher J. Twomey
                                            Vice President, Finance and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                   Exhibit Index
                                   --------------


Exhibit
Number                                       Description
-------                                      -----------

 27.1          Financial Data Schedule