Form 10-K
period 1998-12-31
BIOSITE DIAGNOSTICS INC
filed 1999-03-31
CIK 834306

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

For the fiscal year ended December 31, 1998

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1999 as reported on the Nasdaq National Market, was approximately $84,134,220. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of February 28, 1999, there were 12,978,031 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Proxy Statement to be filed with the Securities and Exchange
         Commission in connection with the solicitation of proxies for the Registrant's 1998 Annual Meeting of Stockholders to be held on June 9 1999 is incorporated by reference in Part III, Item 10 (as to directors), 11,
                           12 and 13 of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        BIOSITE DIAGNOSTICS INCORPORATED

                                    FORM 10-K

                                      INDEX

                                                                                           PAGE
                                                                                           ----
                                      PART I

Item 1.    Business.....................................................................      1
Item 2.    Properties ..................................................................     29
Item 3.    Legal Proceedings ...........................................................     29
Item 4.    Submission of Matters to a Vote of Security Holders .........................    N/A

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .......     30
Item 6.    Selected Financial Data......................................................     31
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................     32
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk...................     39
Item 8.    Financial Statements and Supplementary Data .................................     39
Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure..........................................    N/A

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...........................     40
Item 11.   Executive Compensation.......................................................     41
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............     41
Item 13.   Certain Relationships and Related Transactions...............................     41

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............    42

SIGNATURES .............................................................................    45

Biosite-Registered Trademark-, Triage-Registered Trademark- and Immediate Response Diagnostics-Registered Trademark- are registered trademarks of the Company. Omniclonal-TM-, ExpressTest-SM- and the Company's logo are trademarks or servicemarks of the Company.

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

BACKGROUND

    Biosite Diagnostics Incorporated ("Biosite" or the "Company") develops, manufactures and markets rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. The Company believes that its Immediate Response Diagnostics can have an important impact on medical decisions, patient care and the cost of medical treatment. The Company utilizes distributors in the United States and abroad, as well as a direct sales force, for the distribution of its products to end-users.

    The Company has two product platforms that are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon the Company's proprietary technologies in the areas of antibody development, signaling chemistry and micro capillary fluidics. The Company's testing formats are designed to measure single analyte targets or multiple analytes simultaneously. They also allow for the analysis of various sample sources, including urine, serum, plasma, whole blood and stool.

    The Company's first product, the Triage Panel for Drugs of Abuse ("Triage DOA Panel"), a small self-contained test capable of detecting a broad spectrum of commonly overdosed prescription and illicit drugs in approximately 10 minutes, is used by approximately 45% of U.S. hospitals. Since its introduction in 1992, over 8.1 million Triage DOA Panels have been sold worldwide for use in hospital emergency department screening, occupational health and workplace testing. The Company estimates that sales to end-users of the Company's Triage DOA Panel products in 1998 were approximately $43.5 million, and net sales were approximately $32.2 million in 1998.

    During the first quarter of 1998, the Company received final clearance from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac Panel and the Triage Meter (together called "Triage Cardiac System") and the Triage C. DIFFICILE Panel in the United States. The Company began selling the Triage C. DIFFICILE Panel in March and the Triage Cardiac System in May.

    The Triage Cardiac System is Biosite's first product to utilize the Company's Triage Meter System technology and is designed to deliver precise, quantitative results in a rapid timeframe. The Triage Cardiac System aids in the diagnosis of Acute Myocardial Infarction ("AMI") and provide physicians with an enhanced ability to make treatment decisions in a timely manner. The Triage Cardiac System quantitatively measures the level of CK-MB, troponin I and myoglobin from a whole-blood sample using a single test device. As a result of manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac System, the Company developed a backlog of orders for the Triage Cardiac System during the third and fourth quarter of 1998. The Company addressed manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac system and filled the backlog orders during December 1998 and the first quarter of 1999.

    The Triage C. DIFFICILE Panel is a rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment.

    In October 1998, the Company received final clearance from the FDA to market the Triage Parasite Panel, the Company's third product launched in 1998. The Triage Parasite Panel is a rapid test designed to simultaneously detect three common waterborne parasites, GIARDIA LAMBLIA, CRYPTOSPORIDIUM PARVUM and ENTAMOEBA HISTOLYTICA/DISPAR, that can cause severe gastrointestinal infections. Sales of the Triage Parasite Panel were initiated in mid-October.

    The Company uses the Fisher Healthcare division ("Fisher," formerly the Curtin Matheson Scientific division) of the Fisher Scientific Company to distribute its products to the hospital market segment in the United States and country-specific and regional distributors to market the products in countries in Europe, Latin America, the Middle East, Asia and Africa.

    The Company is developing several additional products for applications where the Company believes its Immediate Response Diagnostics can play an important role in improving patient care. Products under development include tests that are intended to aid in the diagnosis of congestive heart failure and sepsis or bacteremia, the dosing of certain therapeutic drugs and the detection of certain bacterial infections.

The Company has entered into agreements with pharmaceutical and diagnostic companies, including Novartis Pharma AG ("Novartis,") for the development of a product to monitor the concentrations of the immunosuppressant drug, cyclosporine; and Scios Inc ("Scios") for the development of a product to be used in the diagnosis of congestive heart failure; and XOMA Corporation ("Xoma") for the development of a product to be used in the diagnosis of sepsis or bacteremia. The products covered by these arrangements are under development and have not generated any revenue from product sales for the Company.

    In March 1999, the Company introduced its Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. The Company will seek to use its expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. In return, Biosite intends to obtain diagnostic rights to the proteins under study. Biosite will utilize its proprietary Omniclonal antibody development technology to develop high affinity antibodies for the characterization and validation of protein targets. Initially, Biosite will focus on disease target markers in four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to Biosite's product development pipeline. The Company executed its first collaborative agreement under the Biosite Discovery program in the cardiovascular area with Scios in November 1998.

INDUSTRY OVERVIEW

    In 1998, the worldwide market for immunoassays exceeded $3.9 billion, consisting primarily of testing related to infectious disease, endocrinology, therapeutic drug monitoring, drugs of abuse testing, immunology/allergy, tumor markers and blood typing. The global market for immunoassays continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. Such tests are performed primarily in hospital-based laboratories and commercial laboratories, which account for approximately 80% of all diagnostic tests performed annually. In recent years, diagnostic tests that can be performed nearer to the point of patient care have emerged as an important tool in disease diagnosis and management.

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

    These advances also led to the development of immunoassay analyzers, testing systems utilizing automated liquid handling mechanisms and pipetting systems for reagent addition. Modern immunoassay analyzers are capable of storing and selecting multiple reagents for a variety of analytes, including drugs, hormones and cancer antigens. They also provide accurate and highly sensitive test results and help to simplify the performance of immunoassays. However, immunoassay analyzers are large and complex, may have lengthy turnaround times and require high volumes of sample throughput to justify the investment in equipment, training, staffing and other costs required to operate and support the systems. Even those systems with rapid onboard turnaround times require transport of the sample to the testing lab and preparation of the samples to obtain serum or plasma, which can be time consuming.

    In recent years, there has been a continuing shift from the use of such conventional analyzer systems to more technologically advanced rapid testing methods that can be performed in minutes by less skilled personnel. Simple, rapid immunoassays are capable of detecting a single analyte target with a color change that can be visually interpreted. Formats such as dipsticks, test tubes and membrane test cartridges have been used to provide fast, non-instrument read results for conditions where a single analyte target is present in high concentrations and where a simple yes/no non-numeric answer is clinically relevant. Rapid color change test formats are widely available for drugs of abuse, pregnancy, strep throat and ovulation prediction. Until recently, simple test formats have remained incapable of precise, multi-analyte detection or highly sensitive, quantitative measurements. As a result, medical conditions where the detection of one or more analytes is required or where the precise quantitation of the target analyte is required have remained the domain of immunoassay analyzers.

    The Company believes that there is significant market potential for advanced rapid diagnostic products. Rapid testing, including point-of-care testing, helps to reduce overall health care delivery costs and can improve patient outcomes by providing diagnosis during the patient visit, thereby minimizing the time to medical intervention and reducing the need for additional patient follow-up. Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both to ensure correct decision making and to avoid unnecessary use of costly inpatient care. Disease management programs such as therapeutic drug monitoring programs can benefit from real-time, point-of-care evaluations that enable care-givers to optimize drug dosing. Quicker diagnosis of infectious agents can also permit earlier prescription of appropriate medications, potentially shortening the duration of illness.

TECHNOLOGY

    Biosite's Immediate Response Diagnostics technology is based on several proprietary advances in the biological and physical sciences that make practical the development and manufacture of rapid, accurate and cost-effective point-of-care diagnostics. The Company's products integrate its expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, signaling chemistry and micro capillary fluidics, each of which is described below. Biosite's research and development program is supported by 75 employees, including 17 Ph.D.s with expertise in the Company's core technologies. By combining research capabilities in each of these areas, Biosite is able to create novel single and multi-analyte diagnostics which overcome the limitations of traditional rapid diagnostic technologies and seek to address the significant unmet need for effective point-of-care diagnostic information.

  ANTIBODY DEVELOPMENT AND ENGINEERING

    Biosite believes that its internal antibody development and engineering capabilities allow rapid identification and development of antibodies with optimal specificity, affinity and stability characteristics. The Company initially utilized hybridoma technology for the selection and production of its novel antibodies. Three disadvantages of hybridoma technology are the length of time required to develop antibody candidates, the higher costs associated with the use of this technology and the need to restart the antibody development process when unwanted characteristics such as cross reactivities are discovered. The Company has developed a proprietary process utilizing phage display of antibodies that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology. In addition, Biosite has isolated the genes encoding the antibodies that permit the genetic engineering of antibodies. As a result, Biosite can alter or add specific amino acids or polypeptides in an antibody in order to improve the antibody's specificity and to facilitate purification of the antibody. This technology accelerates the antibody selection process by rapidly eliminating unwanted cross reactivities discovered in product development.

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

BIOSITE DISCOVERY PROGRAM

    In March 1999, the Company introduced its Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. The Company will seek to use its expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. In return, Biosite intends to obtain diagnostic rights to the proteins under study. Biosite will utilize its proprietary Omniclonal antibody development technology to develop high affinity antibodies for the characterization and validation of protein targets. The Omniclonal technology combines antibody phage display capabilities and a highly efficient antibody expression and purification process. Initially, Biosite will focus on disease target markers in four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. Biosite has invested in a high throughput robotic immunoassay analyzer that is capable of performing an immunoassay for up to 10,000 serum or plasma samples in a 24-hour period. Biosite intends to use this high throughput immunoassay system and the Omniclonal antibodies developed for potential diagnostic markers to detect the markers in a large population of clinical samples from patients with diseases in our core areas of interest as well as normal, healthy people. The results of this analysis may establish the diagnostic sensitivity and specificity of the potential markers for specific diseases. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to Biosite's product development pipeline. The Company executed its first collaborative agreement under the Biosite Discovery program in the cardiovascular area with Scios in November 1998.

PRODUCT PLATFORMS

    The Company has used its core technologies to develop two product platforms: the Triage Panel and the Triage Meter System. Both of the Company's product platforms utilize the Company's expertise in antibody engineering, analyte cloning, signaling chemistry, micro capillary fluidics and sample handling technologies.

  TRIAGE PANEL

    The Triage Panel platform is designed for rapid, qualitative screening of multiple analytes in a small single-use device. The Triage Panel has a visual (yes/no) display containing simultaneous tests for any combination of analytes and control standards up to a total of ten. It can be performed in a simple multi-step process, and is capable of performing tests on both urine and stool. The Triage DOA Panel, the first product developed on this platform, tests for up to eight abused drugs analytes in approximately 10 minutes. The Triage C DIFFICILE Panel and the Triage Parasite Panel test for the detection of microorganisms that cause severe gastrointestinal disease. The Company is currently developing one other application for this platform, the Triage Enteric Panel, which would test for the detection of certain common enteric bacteria responsible for food poisoning.

  TRIAGE METER SYSTEM

The Triage Meter System platform is designed to provide rapid quantitative results for immunoassays in whole blood, serum and plasma. The Triage Meter System consists of two parts: a small single-use disposable test cartridge and a proprietary, compact, point-of-care, fluorescent meter. After a blood sample is applied to the cartridge, the cartridge is inserted into the meter, which is designed to automatically and simultaneously detect up to six analytes and display the results on a numerical electronic read-out. The meter incorporates proprietary software in erasable, programmable, read-only memory ("EPROM") chips which are intended to be plugged into each meter. The software may also provide important information regarding the analyte measured, such as normal or abnormal levels of a marker which could then be used to initiate therapy or manage patient disease. Studies have validated that the analyte measuring sensitivity of the Triage Meter System products is comparable to the sensitivity levels of the conventional immunoassay analyzers. The Triage Cardiac System is the first of the Company's commerialized products developed under this platform. The Company is developing three other applications for this platform: 1) the NeoralChek System, a product for the monitoring of the concentration of cyclosporine, an immunosuppressant drug prescribed to prevent organ rejection in organ transplant recipients. 2) the Triage BNP Assay, a product to be used as an aid in the diagnosis of congestive heart failure, and 3) the Triage LBP Assay, a product to assist in the diagnosis of sepsis or bacteremia.

PRODUCT ATTRIBUTES

    Although the Company's commercial products and products under development are based upon the Triage Panel and Triage Meter System platforms and utilize different technologies, they share common attributes which the Company believes make them superior to conventional immunoassay analyzers:

         - RAPID RESULTS: The Company's products and products under development are designed to offer complete results in a rapid timeframe .

         - EASE OF USE: The Company's products and products under development are designed to be simple to use. The Triage DOA Panel has only three steps while the Triage Meter System products are expected to require only one assay step.

         - HIGH ANALYTICAL ACCURACY: The Company develops and uses high quality biological and chemical reagents to yield highly specific, accurate and reproducible analytical results.

         - CAPABILITY OF PERFORMING MULTIPLE ANALYSES: The Company's products and products under development are designed to measure one or more target analytes simultaneously, including reagent controls, without sacrificing the quality of the individual analysis. This simultaneous detection capability can provide significant time and cost savings compared to current technologies.

         - RELIABILITY: Biosite's use of internal thresholds, built-in controls, software lockouts and other controlling mechanisms are intended to make its current and future products extremely reliable in any hospital or clinical laboratory setting.

         - COST EFFECTIVENESS: The Company's products and products under development are designed to simplify the performance of highly complex testing procedures and significantly reduce the cost of testing, equipment acquisition and maintenance, making them cost-effective alternatives to conventional immunoassay analyzers.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

    The Triage DOA Panel was introduced in 1992 and has been used by hospital labs and emergency departments to screen for up to eight commonly abused prescription and illicit drugs or drug classes. During 1998, the Company began commercialization of three new products, the Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System.

    The Company has four additional products under development (Triage Enteric Panel, NeoralChek System, Triage BNP System and Triage LBP System) which apply the Company's Immediate Response Diagnostics technologies to a variety of other medical testing needs. The Company continues to evaluate other rapid diagnostic product opportunities that can utilize the Company's technologies.

    The Company intends, where appropriate, to enter into licensing and/or collaborative arrangements to develop and commercialize additional future products. The Company may not be able to negotiate license or collaborative arrangements on favorable terms, if at all, in the future, or that its current or future licensing or collaborative arrangements will be successful.

TRIAGE PANEL FOR DRUGS OF ABUSE

    The Company believes the U.S. market for abused drug testing is approximately $628 million annually. The U.S. market can be divided into four major categories:

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

         - REFERENCE LABORATORY TESTING: The reference laboratory testing market accounts for a significant percentage of the total drug testing market. The majority of samples come from the non-medical testing market, although some smaller hospitals in the medical testing market also send their samples to reference laboratories. In general, results are not available for at least 24 hours from the time the specimen is collected. Despite relatively long turnaround times, the reference laboratory market has remained substantial because of its ability to produce results on a low cost per panel basis and reduce the potential liability associated with workplace testing.

HOSPITAL/EMERGENCY DEPARTMENT

    Drug abuse plays a significant role in emergency medicine cases occurring annually in the United States, either as a primary cause such as an overdose, or as a contributing factor such as in the case of an accident. A diagnostic dilemma confronts physicians when a patient is presented with symptoms that could either be drug related or non-drug related. A patient brought to a hospital emergency department in a coma may be under the influence of narcotics or sedatives, which may require one type of treatment or intervention. Conversely, the same patient may have had a stroke or suffered some form of trauma requiring a completely different type of care. The ability to obtain a differential diagnosis in a timely manner greatly aids the course of treatment.

    Prior to the introduction of the Triage DOA Panel, drug or toxicology screening was accomplished by several technologies, primarily automated immunoassays and Gas Chromatography/Mass Spectroscopy ("GC/MS"). Although GC/MS is the most specific identification method commercially available, it is time consuming (requiring an average of approximately three hours per test), complex and expensive, and is generally reserved for final confirmation of specimens that have been screened positive by an immunoassay. Automated immunoassays, although less expensive than those performed by GC/MS, also require significant amounts of time (approximately one to two hours) because of the necessity of performing analyses of several drugs sequentially on each patient specimen. Additionally, in many cases the equipment required to perform an immunoassay is not accessible on an immediate or rapid basis.

    The Triage DOA Panel is a rapid qualitative urine screen that analyzes a single test sample for up to eight different illicit and prescription drugs or drug classes and provides results in approximately 10 minutes. The Triage DOA Panel is instrument independent, contains built-in controls for accuracy and is capable of a high degree of specificity. Illicit drugs detected by the Triage DOA Panel include: Amphetamines/Methamphetamines (speed, crystal), Cocaine (crack), Opiates (heroin), Phencyclidine (angel dust), Tetrahydrocannabinol (pot, marijuana), while prescription drugs tested by the Triage DOA Panel include Barbiturates (Phenobarbital), Benzodiazepines (Valium, Librium, Halcion), Tricyclic Antidepressants (Elavil, Tofranil) and Methadone. The Triage DOA Panel is configured to test various combinations of the foregoing drugs. In February 1995, the Company launched the Triage DOA Plus TCA Panel, a configuration which includes a test for Tricyclic Antidepressants ("TCA") which otherwise requires a separate blood test. Since its introduction in February 1992, the Company has sold over 8.1 million Triage DOA panels worldwide, and approximately 45% of hospitals in the United States use the product.

    The Company distributes the Triage DOA Panel products in the U.S. hospital market segment through Fisher. Other country-specific and regional distributors sell the Triage DOA Panel products in certain countries in Europe, Latin America, the Middle East, Asia and Africa.

WORKPLACE SCREENING

    New hires in major U.S. firms may be screened for drug usage as part of pre-employment physicals. The majority of these test samples are sent to centralized reference laboratories that could provide both the initial immunoassay screening result and the confirmation of presumptive positive results by an alternate method, such as GC/MS. Testing of government and certain government regulated employees and contractors must be performed at SAMHSA certified reference laboratories. Employers that are not government contractors send their drug screens to their laboratory of choice or perform on-site testing. Non-SAMHSA testing is estimated to account for over eight million tests performed annually.

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

    The Company established the ExpressTest One-Hour Drug Screen service, a marketing program initiated in conjunction with regional providers of occupational health services, as a means of expanding the market for the Triage DOA Panel. The ExpressTest program incorporates the Company's "near-site" testing strategy, using the Triage ExpressTest Panel (a test for five illicit drugs or drug classes) to provide the benefits of rapid drug test results without requiring employers to set up an on-site laboratory. Participating occupational health clinics provide rapid results to industrial clients that send prospective employees to them for pre-employment physicals and drug screens. Biosite's sales force actively supports these selected occupational health clinics in their marketing of the ExpressTest program to potential industrial clients in their regional areas.

THE TRIAGE CARDIAC SYSTEM

    The Company has estimated that, in 1998, over six million people in the United States visited hospital emergency departments with complaints of chest pain. Of those, approximately 650,000 were diagnosed with AMI and approximately 800,000 were diagnosed with unstable angina. In total, approximately 1.9 million of the patients who present with chest pain were admitted to coronary care units. Of these, approximately 30,000 to 60,000 patients were misdiagnosed as not having an AMI. Additionally, approximately 450,000 of these patients who did not have an AMI were admitted to hospitals and ultimately released within two days. The Company believes that rapid, quantitative results for multiple cardiac markers provided at the point-of-care may have a positive impact on misdiagnosed AMI, and may provide substantial benefits to patients and savings to the hospital.

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

    Several diagnostic tests have recently been developed to quantitatively measure the blood levels of such markers. Unfortunately, the quantitative measurement of multiple markers currently requires large, centralized immunoassay systems that cannot directly analyze whole blood and are not always available on a rapid basis. Additionally, these systems require multiple reagent packs, as well as frequent standardization and quality control. Since turnaround time for such test results is critical, current immunoassay systems may not satisfy physician needs.

The Company believes that a rapid, point-of-care test capable of quantitatively measuring multiple markers of an AMI would have a positive impact on patient care. Accordingly, the Company's Triage Cardiac System is designed to quantitatively measure the levels of CK-MB, troponin I and myoglobin in a single test device from a whole-blood sample. The Triage Meter System is designed to provide quantitative results of these measurements at or near the point-of-care and may aid in the detection of AMI by providing point-of-care quantitative results, enabling physicians to make treatment decisions in a timely manner. The Company utilizes both distributor alliances and a direct sales force in marketing the Triage Cardiac System.

THE TRIAGE C. DIFFICILE PANEL

    CLOSTRIDIUM DIFFICILE ("C. DIFFICILE") is an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The bacteria may be found in asymptomatic carriers or may spread among immunocompromised hospital patients. Toxins produced by the bacteria mediate C. difficile-associated disease ("CDAD"), which may include antibiotic-associated diarrhea and antibiotic-associated pseudo-membranous colitis. Due to the potential spread of infection, patients identified as possibly having CDAD are usually placed in isolation until the infection is controlled. Symptoms of CDAD include diarrhea as well as fluid and weight loss. It has been estimated over 3.0 million rapid tests for C. DIFFICILE were performed annually in the United States. This number is expected to continue to rise due to the expected increase in the number of patients who are immunocompromised.

    Historically, the use of a cytotoxin test, which takes 2 to 48 hours to produce diagnostic results, was the only means to identify the toxin associated with C. DIFFICILE. More recently, in response to the need for more rapid identification of the C. DIFFICILE toxin, several manufacturers have developed and marketed enzyme-linked immunosorbent assays ("ELISA") that can be performed in one to two hours. These ELISA test formats are increasingly used by hospitals testing for the toxin.

    Although the ELISA technology is significantly faster than the cytotoxin test, it still requires several precisely timed steps as well as multiple standards every time the test is performed, making it unlikely that the testing will be done when an individual specimen is sent to the laboratory. The multiple standards and quality controls required with each run make the processing of individual specimens expensive. As a result, specimens are generally only processed in "batch" mode, delaying the diagnostic result, and limiting the information available to a physician evaluating therapeutic measures.

    The Triage C. DIFFICILE Panel is designed to simplify the laboratory procedure and improve the turnaround time for a physician to receive a result by enabling laboratories to complete direct testing for the bacteria, as well as testing for the toxin in less than 20 minutes. The Triage C. DIFFICILE Panel is also designed to provide a negative predictive value that is superior to that of existing immunoassays by coupling the results of direct organism detection with toxin detection. Since the test is being designed with built-in controls and standards, it may be performed individually or in batches, by any laboratory technician, without compromising the quality of the result. By improving the turnaround time to result, the clinician may initiate therapy earlier and thus minimize a patient's time in isolation. Rapid, accurate diagnosis of the bacteria and toxin should enable earlier treatment, which may reduce length of stay in the hospital and may reduce cost. The Company utilizes distributor alliances in marketing the Triage C. DIFFICILE Panel.

 THE TRIAGE PARASITE PANEL

    Parasitic infection is a common cause of gastrointestinal disease and diarrhea. Some of the more common parasites responsible for such infection are GIARDIA LAMBLIA ("GIARDIA"), CRYPTOSPORIDIUM PARVUM ("C. PARVUM"), ENTAMOEBA HISTOLYTICA and microsporidia species. According to the U.S. Center for Disease Control and Prevention ("CDC"), intestinal parasitic infection is a problem in the United States and that the prevalence of GIARDIA may be increasing.

    The most commonly employed method of detecting parasites from stool samples is by a cumbersome ova and parasite ("O&P") microscopic examination, typically of three consecutive stool specimens from the patient. The preparation of the sample by a laboratory technologist involves stool specimen dilution and the preparation of multiple microscope slides. Each slide must then be observed via microscope by a technologist trained in the identification of parasites. The time to diagnose parasitic infection is prolonged due to the need for microscopic examination of multiple stool specimens per patient. The prolonged time required to obtain results may delay the treatment of patients.

    It is estimated that in 1998 approximately 1.0 million O&P microscopic examinations were performed in the United States. Because of the cumbersome procedures and limited test menu of the current ELISA test formats, these tests have had limited success in hospitals that perform larger volumes of tests in batches. Recently, several manufacturers have developed and marketed ELISA tests for the more rapid identification of two of the more common parasites, GIARDIA and C. PARVUM.

    The Triage Parasite Panel is designed to replace the standard O&P microscopic detection method for three of the most commonly encountered parasites: Giardia, C. parvum and Entamoeba histolytica/dispar in a single test device. Because each test device includes controls, the product may be used for any volume of tests. The Triage Parasite Panel makes rapid results (less than 20 minutes) available to hospitals of any size, including facilities that previously sent such testing to a reference lab. The sensitivity of the Triage Parasite Panel is comparable to that of the current O&P microscopic examination, using only a single patient specimen. This should greatly reduce the collection burden for the patient, and reduce the amount of labor for the laboratory technician. Additionally, the length of time physicians spend waiting for results may be reduced. The Company utilizes distributor alliances in marketing the Triage Parasite Panel. Sales of the Triage Parasite Panel are expected to be seasonal in nature as parasitic infections are less prevalent during the colder seasons of the year.

THE TRIAGE ENTERIC PANEL

    Gastroenteritis, commonly described as "food poisoning," often occurs among individuals who have consumed contaminated food or water or have been exposed to stool contaminated with microorganisms such AS SALMONELLA, CAMPYLOBACTER JEJUNI/COLI, SHIGELLA and ENTEROHEMORRHAGIC E. COLI. Eight to 24 hours after such exposure, individuals may experience abdominal pain, nausea and diarrhea. It is estimated that in the United States approximately
3.0 million stool cultures are performed annually for the diagnosis of food poisoning. Microorganisms are often implicated in such cases.

    Stool culture, currently the primary method of diagnosing food poisoning, involves the inoculation of multiple culture plates with stool specimen. After 24 to 48 hours, culture plates that exhibit bacterial growth are subjected to biochemical tests that typically take an additional 24 hours. As a result of the prolonged testing procedure, physicians generally wait 48 to 72 hours for test results.

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

THE NEORALCHEK SYSTEM

    Transplants of human organs require suppression of the organ recipient's immune system. Cyclosporine is the most widely used pharmaceutical for such purposes, with annual worldwide sales in excess of $1.3 billion. Cyclosporine is chronically administered to patients who have received an organ transplant. Over 20,000 patients undergo organ transplantation in the United States annually. In excess of 200,000 organ recipients worldwide take immunosuppressant drugs on a daily basis. Novartis is the developer and leading supplier of cyclosporine, and is involved in several collaborations in the organ transplant field including health care management, xenotransplantation, and near-patient testing in an effort to support the use of organ transplantation.

    The blood level of cyclosporine must be monitored to ensure that a patient receives the appropriate therapeutic dose while minimizing toxicity. Patients receiving cyclosporine must maintain a minimum concentration of the drug that enables it to be effective, yet maintain a level that is low enough not to be toxic. This range is often referred to as the therapeutic window. Physicians primarily rely on large, centralized laboratories to measure cyclosporine blood levels. The physician typically does not receive test results for at least 4 to 48 hours, requiring a call back to the patient if the dose of the drug needs to be adjusted. A smaller share of cyclosporine testing is performed by high performance liquid chromatography ("HPLC"). The current worldwide market for cyclosporine testing by immunoassay is estimated to be over 5 million tests per year. Patients are monitored frequently in the immediate post-transplant time frame with reduced, but continued testing, averaging four times per year, for the remainder of the patient's lifetime.

    The NeoralChek System (consisting of the NeoralChek Assay and the Triage Meter) is designed to enable a physician to easily, rapidly and accurately measure cyclosporine levels. The NeoralChek System is being developed to provide a cost-effective means of determining cyclosporine levels on a real-time basis in order to enable physicians to optimize drug therapy during a patient's visit. As part of its research and development collaboration with Novartis, Biosite has obtained licenses to certain technology that makes rapid analysis of cyclosporine levels possible. See "-- Strategic and Distribution Arrangements."

The NeoralChek System is in the development stage. If successfully developed and approved for commercialization, the Company expects Novartis to support the promotion of the NeoralChek System worldwide. The Company successfully completed feasibility studies for the NeoralChek System under its antibody license agreement with Novartis. Additionally, the Company and Novartis expanded the scope of their collaboration to include the development of a second version of the NeoralChek System. The attainment of certain milestones under the expansion of the collaboration resulted in contract revenues of $1.1 million during 1998. Additional payments to Biosite will be made if certain milestones are achieved. The Company initiated clinical trials for both versions of the NeoralChek System in June and July 1998. The clinical trials were suspended in September 1998 to permit the Company to make improvements to the NeoralChek System. The clinical trials may resume in the first half of 1999.

THE TRIAGE BNP SYSTEM

    Congestive Heart Failure ("CHF") is a chronic inability of the heart to maintain an adequate output of blood from one or both ventricles of the heart, resulting in congestion or swelling of certain veins or organs, and an inadequate blood supply to the body. It is estimated that approximately 400,000 new cases of CHF occur each year. Current testing methods used in diagnosing CHF include electrocardiograms, chest x-rays, echocardiography, and the analysis of blood gases and electrolytes.

    The Company has obtained a license to technology and patents developed by Scios, Inc. for use in developing an assay for the diagnosis of congestive heart failure by monitoring levels of B-type Natriuretic Peptide ("BNP"), a hormone made primarily in the ventricles of the heart. Studies suggest that levels of BNP become elevated in circulating blood plasma during heart dysfunction associated with congestive heart failure in both symptomatic and asymtomatic patients.

    The Triage BNP System (consisting of the Triage BNP Assay and the Triage Meter) is designed to enable a physician to easily, rapidly and accurately measure BNP levels. The Triage BNP System is being developed to provide physicians with a cost-effective means of determining BNP levels at the point-of-care and aid in the diagnosis of congestive heart failure and assist in the differentiation of CHF from other conditions with similar clinical symptoms. Additionally, by providing physicians with a convenient means of monitoring BNP levels in CHF patients, the Triage BNP Assay may aid in the evaluation of the effectiveness of therapies utilized in CHF patient care. The Company initiated clinical trials for the Triage BNP System in December 1998. The Company may not successfully develop or introduce any products based upon the Scios-licensed technology.

THE TRIAGE LBP SYSTEM

    Sepsis occurs when the bloodstream is infected by gram-negative bacteria. An inflammatory reaction initiated by these bacteria and their associated endotoxin can cause widespread damage to blood vessels leading to circulatory shock, organ failure, gangrene of extremities and death. The complications associated with sepsis can advance rapidly.

    Biosite has obtained a U.S. license to certain technology and patents developed by XOMA Corporation related to methods of measuring levels of Lipopolysaccharide Binding Protein ("LBP") in human blood. Studies suggest that levels of LBP become elevated as a specific response to endotoxin, a poisonous component of gram-negative bacteria. Biosite is using this technology to develop a diagnostic test to assist in the diagnosis of sepsis or bacteremia.

    The Triage LBP System (consisting of the Triage LBP Assay and the Triage Meter) is designed to enable a physician to easily, rapidly and accurately measure LBP levels. The Triage LBP System is being developed to provide point-of-care physicians with a cost-effective diagnostic tool that will aid them in differentiating endotoxin-related complications from other inflammatory states with similar clinical symptoms. Additionally, the Triage LBP System may help identify patients that would benefit from treatment with anti-endotoxin drugs. The Company initiated clinical trials for the Triage LBP System in December 1998. The Company may not successfully develop or introduce any products based upon the XOMA licensed technology.

RESEARCH AND DEVELOPMENT

    As of December 31, 1998, the Company had 75 employees in research and development, 17 of which have Ph.D.s. The Company's research and development organization is dedicated to the discovery and development of new technologies which can be applied to future products and to the development of new products with its existing platform technologies.

    The Company has a research staff dedicated to the development and production of antibodies through a variety of techniques. Recombinant techniques are used to express proteins for use as diagnostic targets. The Company's staff of chemists and biochemists synthesize drug targets and compounds for diagnostic use and seek to perfect techniques for coupling these compounds to biological reagents such as antibodies or labels. The Company's development engineering staff is involved in the design and development of new diagnostic device technologies as well as the processes for their fabrication and interaction with biological and chemical reagents. The Company's product development group completes final optimization of assays and the Company's regulatory affairs group controls all in-house and external clinical studies of the Company's products and prepares applications to the FDA for pre-market clearance or approval.

MANUFACTURING

    As of December 31, 1998, the Company had 106 employees in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

    Biosite maintains worldwide manufacturing rights to all current and future products, except for the Triage Meter for which LRE maintains the manufacturing rights. A key strategy of the Company is to provide high quality analytical results in an efficient manner. To this end, the Company invests in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment. The Triage C. DIFFICILE and Triage Parasite Panels utilize the same or similar processes and equipment as the Triage DOA Panel. The Company believes that the experience it has acquired in manufacturing the Triage DOA Panel will provide benefits in product quality and cost in manufacturing these new products and the Triage Enteric Panel under development. During 1997 and 1998, the Company developed the processes and systems for the manufacturing of its Triage Cardiac System. As a result of manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac System, the Company developed a backlog of orders for this product during the third and fourth quarter of 1998. The Company addressed the manufacturing scale-up issues and filled the backlog orders during December 1998 and the first quarter of 1999. The Company expects its manufacturing capacities to be sufficient to concurrently manufacture these new products and the Triage DOA Panel in the same facility.

    Except for the Triage Meter, all of the Company's products are manufactured at its facility in San Diego, California. The Triage Meter is purchased from LRE Relais + Elektronik GmbH ("LRE"), which is located in Germany. Most of the antibodies used in the manufacture of the products were developed by Biosite and the cell lines are owned or licensed by Biosite. In addition, Biosite maintains its own in-house antibody production capability. All other raw materials required to manufacture the Company's products are obtained from outside suppliers.

    The San Diego facility has received its registration as a diagnostic product manufacturer from the FDA and from the California State Department of Health & Services. The Company has also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency. However, there can be no assurance that the Company can continue to comply with all government requirements and regulations that may lead to the suspension or revocation of its right to manufacture. See "-- Government Regulation" and "Risk Factors-- Government Regulation."

    The Company has also developed and continues to improve its novel and sophisticated processes and equipment for the production of its Triage Cardiac Panel. LRE manufactures and supplies the meters used in the Company's Triage Meter System platform products. The Company has increased its manufacturing space at its San Diego facility to accommodate production of the Triage Cardiac Panel.

SALES AND MARKETING

As of December 31, 1998, the Company has 49 employees in various sales and marketing functions. The Company distributes its products to hospital facilities in the United States primarily through Fisher, and in certain countries in Europe, Latin America, the Middle East, Asia and Africa through country-specific and regional distributors.

    The Company anticipates that it may, if appropriate, enter into additional distribution agreements with respect to its current products, products currently under development and products that it develops in the future, provided such products receive the requisite regulatory clearance or approvals. The Company may not be able to enter into these or other distribution agreements on acceptable terms, if at all. If the Company elects to distribute products directly, it's direct sales, marketing and distribution efforts may not be successful. A failure to enter into acceptable distribution agreements or a failure of the Company to successfully market its products would have a material and adverse effect on the Company.

STRATEGIC AND DISTRIBUTION ARRANGEMENTS

    Biosite's strategy for the research, development, commercialization and distribution of some of its products entails entering into various arrangements with corporate partners, licensors, licensees and others, and is dependent upon the success of these parties in performing their responsibilities. There can be no assurance that these parties will perform their obligations as expected or that any revenue will be derived from any of the arrangements. Under
Biosite's existing arrangements, Biosite is not obligated to make any material capital expenditures. If products are successfully developed under certain of the Company's existing arrangements, royalties will be payable by the Company on sales of products which incorporate licensed technology.

FISHER HEALTHCARE DIVISION (FORMERLY CURTIN MATHESON SCIENTIFIC DIVISION) OF FISHER SCIENTIFIC COMPANY

    In April 1998, the Company entered into a new distribution agreement (the "Fisher Agreement") with Fisher which expanded Fisher's role to include the distribution of the Company's new products and certain potential new products currently under development. Under the agreement, the Company granted to Fisher an exclusive right to distribute Triage DOA Panel products, Triage Micro Panel products, and Triage Cardiac System products to hospitals and reference laboratories within the United States. Under certain circumstances in the event that the Company elects to terminate the Fisher Agreement without cause, the Company is obligated to make a one-time payment to Fisher. Fisher purchases Biosite products on a monthly basis through firm purchase orders. Fisher accounted for 81%, 80%, and 86% of Biosite's product sales for the years ended December 31, 1996, 1997 and 1998, respectively.

LRE RELAIS + ELEKTRONIK GMBH ("LRE")

    In September 1994, the Company entered into an agreement with LRE (the "LRE Agreement") for the development of a hand-held meter to be used in all Triage Meter System products commercially available or under development, including the Triage Cardiac System, NeoralChek System, Triage BNP System and Triage LBP System. Under the terms of the LRE Agreement, LRE developed and produced the fluorescent meter according to specifications provided by Biosite. For a total of approximately $1.9 million, the Company paid LRE for certain development and tooling expenses incurred in the development of the meter, based upon LRE's successful completion of certain feasibility, prototype and preproduction milestones. In addition, the agreement specifies that LRE is to be the Company's exclusive supplier of the Triage Meter during the term of the LRE Agreement, unless LRE is incapable of satisfying Biosite's needs or is prohibited from producing such meters for a specific immunoassay application. Biosite will purchase the Triage Meters from LRE in Deutsche Marks (or a successor currency to Deutsche Marks) on a quarterly basis through firm purchase orders on a per device price basis which varies according to sales volume.

 ARKRAY KDK CORPORATION ("KDK")

    In February 1995, the Company entered into a development, supply and distribution agreement with KDK, pursuant to which the parties agreed to collaborate in the development and marketing of the Triage Cardiac System. Under the terms of the agreement, KDK is obligated to provide funding of up to $2.0 million for the Company's development of the Triage Cardiac System, $1.8 million of which has been paid and the remainder of which is to be paid based upon the Company's achievement of milestones. In exchange for this funding, the Company has granted KDK the exclusive right to distribute the Triage Cardiac System in Japan and in certain countries of Asia, the Middle East and Pacific Island countries (the "KDK countries"). The Company was responsible for costs associated with performing clinical trials on and obtaining regulatory approval of the Triage Cardiac System in the United States, while KDK is responsible for such costs in Japan and in countries of Asia, the Middle East and Pacific Island countries. If the Triage Cardiac System is approved for commercial sale in the KDK countries, KDK will purchase Triage Cardiac Panels from Biosite in U.S. dollars on a quarterly basis through firm purchase orders on a per device fixed price basis. KDK will also purchase the Triage Meters from the Company on a per device fixed price basis. The distribution agreement provides for minimum annual purchase quantities. KDK can terminate this agreement at any time.

 NOVARTIS PHARMA AG ("NOVARTIS")

    In September 1995, the Company entered into two license agreements with Novartis relating to the Company's development of the NeoralChek System. The first license is for cyclosporine antibodies and the second license is for certain antibody-based assays. Under the terms of the agreements, and upon the Company's successful completion of certain feasibility requirements, the Company has the right to make, have made, use and sell the NeoralChek System using the licensed Novartis antibodies and related technologies. The agreements contemplate that the Company is to be responsible for all costs associated with the development of the NeoralChek System. Under the two licenses, the

Company made payments (aggregating approximately $361,000) to Novartis and is obligated to make additional payments of up to approximately $170,000 to Novartis based upon the achievement of certain product development milestones, and to pay royalties on sales of products developed by the Company using such antibodies or related technologies. In connection with the agreement, Novartis purchased $1.0 million of five-year 8% convertible debentures which converted into 92,575 shares of Common Stock of the Company upon the closing of the Company's initial public offering in February 1997. In January 1998, as a result of the attainment of one of the milestones (the successful completion of feasibility studies for the NeoralChek System under development), the Company received $500,000 from Novartis in exchange for a convertible debenture. The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on the conversion price of $12.00 per share. The Company is obligated to sell to Novartis an additional $500,000 five-year 8% convertible debenture upon the attainment of a milestone. The debenture would be convertible, at the sole option of the Company, into shares of Biosite Common Stock at $12.00 per share. Additionally, the Company and Novartis expanded the scope of their collaboration to include the development of a second version of the NeoralChek System. The attainment of certain milestones under the expansion of the collaboration resulted in contract revenues of $1.1 million during 1998. Additional payments to Biosite will be made if certain milestones are achieved. The Company initiated clinical trials for both versions of the NeoralChek System in June and July 1998. The clinical trials were suspended in September 1998 to permit the Company to make improvements to the NeoralChek System. The clinical trials may resume in the first half of 1999.

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

    Litigation may be necessary to enforce any patents issued to the Company to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. In March 1996, the Company settled a potential patent infringement claim by obtaining a license to the contested patent in return for a one-time payment of $2.2 million. In September 1996, the Company settled a patent infringement claim filed by Abbott Laboratories and obtained a license to the contested patent in return for the payment of $5.5 million and the agreement to pay certain royalties.

    In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleged that the Company's Triage DOA Panel products infringed a patent held by the plaintiffs, which expires in August 2000. The plaintiffs sought to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. Because of a merger, the identity of the plaintiffs changed to Dade Behring Inc., Dade Behring Marburg GmbH and Syva Company (collectively "Dade-Behring"). To avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, the Company obtained a license to the patent and will provide Dade-Behring the option to evaluate certain proprietary antibodies, resulting in a net payment of $1,050,000 to Dade-Behring by Biosite.

    On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral sought a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engaged in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. In February 1999, a settlement agreement was executed that resolved all disputes between the companies without a material adverse financial impact to Biosite.

    The Company also has received correspondence from other parties calling to the Company's attention the existence of patents that they believe cover technology which is or may be incorporated in Biosite's products and products under development. Some of this correspondence has included offers to negotiate the licensing of the patented technologies. There can be no assurance that these matters will not result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

    Litigation that could be brought forth by other parties may result in material expenses to the Company and significant diversion of effort by the Company's technical and management personnel, regardless of the outcome. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that the Company had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject the Company to significant liability and could prevent the Company from selling the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel or the Triage Cardiac System, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

    The market in which the Company competes is intensely competitive. Biosite's competitors include health care companies that manufacture rapid tests, laboratory-based tests and analyzers, as well as clinical reference laboratories. The majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories. The Company expects that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for its products, the Company will be required to demonstrate that its products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital-based laboratory procedures. This will require physicians to change their established means of having these tests performed. The Company's products may not be able to compete with the testing services provided by traditional laboratory services. In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Roche Boehringer Mannheim Corporation, Bayer Diagnostics, Ortho Clinical Diagnostics, a division of Johnson & Johnson, and Dade Behring, have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, such competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. The Company's competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, the Company may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than the Company's technologies, or may prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. See " -- Technology" and "-- Products and Products under Development."

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

    The Company is uncertain of the regulatory path to market that the FDA will ultimately apply to the Company's products currently in development. Although the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System received 510(k) clearance, a PMA may be required for the Triage Neoral, Triage BNP and Triage LBP Assays and other products now in development. There can be no assurance that the FDA will not determine that the Company must adhere to the more costly, lengthy and uncertain PMA approval process for any of the Company's products in development.

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

EMPLOYEES

    As of December 31, 1998, Biosite employed 281 individuals. Of these, 21 hold Ph.D.s and 19 hold other advanced degrees. None of the Company's employees is covered by collective bargaining agreement. The Company believes that it maintains good relations with its employees.

                                  RISK FACTORS

DEPENDENCE ON DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS FOR REVENUE GROWTH AND PROFITABILITY

    Except for the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System, all of the Company's products are still under development and may not be successfully developed or commercialized on a timely basis, or at all. If the Company is unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing for any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

    The Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized. The Company has limited resources to devote to the development of all its potential products and consequently a delay in the development of one product may delay the development of other products.

    In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity and a cost effective sales force and administrative infrastructure and an effective product distribution system for the products. As a result of manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac System, the Company developed a backlog of orders for the Triage Cardiac System during the third and fourth quarter of 1998. See "Business-- Products and Products Under Development," "--Manufacturing" and "-- Government Regulation."

LIMITED HISTORY OF PROFITABILITY; POTENTIAL QUARTERLY FLUCTUATIONS IN FUTURE OPERATING RESULTS

    The Company incurred an operating loss during the last five quarters. The Company may not return to operating profitability on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or capacity constraints, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and defense and resolution of patent matters.

    Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if there are any. Because the Company is continuing to increase its operating expenses for supporting its expanded sales and marketing activities, manufacturing scale-up costs and new product development, the Company's operating results would be adversely affected if its sales and gross profits did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. The Company may not sustain revenue growth or remain profitable on a quarterly or annual basis and its growth or operating results may not be consistent with predictions made by securities analysts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEAR-TERM DEPENDENCE OF THE COMPANY ON THE TRIAGE DOA PANEL

    To date, sales of the Triage DOA Panel products have accounted for almost all of the Company's sales. The Company expects its revenue and profitability will substantially depend on the sale of the Triage DOA Panel products for the foreseeable future. A reduction in demand for the Triage DOA Panel products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of the Triage DOA Panel products is slowing as the available U.S.
market becomes saturated. Competitive pressures could also erode the Company's profit margins for the Triage DOA Panel products. The Company's continued growth will depend on its ability to successfully commercialize its new products (the Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System) and develop and commercialize other products, and to gain additional acceptance of the Triage DOA Panel products in new market segments, such as occupational health.

    During 1998, the Company received FDA approval to market the Triage C. DIFFICILE Panel, Triage Parasite Panel and the Triage Cardiac System and began selling each of the products in March, October and May, respectively. Sales of these new products represented less than 7% of net sales in 1998.

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

DEPENDENCE ON KEY DISTRIBUTORS; LIMITED DIRECT SALES EXPERIENCE

    The Company relies upon key distributor alliances, such as with Fisher, to distribute the Triage DOA Panel products, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System and may rely upon distributors to distribute products under development. The Triage DOA Panel products are currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 86% of product sales in 1998) and in some countries in Europe, Latin America, the Middle East, Asia and Africa by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on the Company's sales unless suitable alternatives can be arranged.

    As the Company has launched three new products in 1998 and with the potential launch of additional products from the Company's development pipeline, the Company has increased the size of its sales force in the U.S. and negotiated a new long-term distribution agreement with Fisher. This long-term distribution agreement expanded Fisher's role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel, Triage Parasite Panel and some of Biosite's potential new products in the U.S. medical market.

    If any of the Company's distribution or marketing agreements are terminated and the Company is unable to enter into alternative agreements or if the Company elects to distribute new products directly, the Company would have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. The Company has limited experience in direct sales, marketing and distribution of its products. The Company's direct sales, marketing and distribution efforts may not be successful. Further, Biosite may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. A failure to enter into acceptable distribution agreements or a failure of the Company to successfully market its products would have a material and adverse effect on the Company.

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

    In addition, companies with a significant presence in the diagnostic market, such as Abbott Laboratories, Roche Boehringer Mannheim Corporation, Bayer Diagnostics, Ortho Clinical Diagnostics, a division of Johnson & Johnson, and DADE Behring, have developed or are developing diagnostic products that do or will compete with the Company's products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Company. Moreover, these competitors offer broader product lines and have greater name recognition than the Company, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with those of the Company. The Company's competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than the Company's current or future products, or that would render the Company's technologies and products obsolete. Moreover, the Company may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than the Company or may prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. See "Business -- Technology," " -- Products and Products Under Development" and "-- Competition."

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

    The Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel, Triage Cardiac System and products under development may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. The Company has obtained licenses for some technologies and may negotiate to obtain other licenses for technologies patented by others. However, the Company may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all. The Company may not be able to develop alternative approaches if it is unable to obtain licenses and the Company's current and future licenses may not be adequate for the operation of it's business. The failure to obtain necessary licenses or to identify and implement alternative approaches would prevent the Company from commercializing certain of its products under development and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleged that the Company's Triage DOA Panel products infringed a patent held by the plaintiffs, which expires in August 2000. The plaintiffs sought to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. Because of a merger, the identity of the plaintiffs changed to Dade Behring Inc., Dade Behring Marburg GmbH and Syva Company (collectively "Dade Behring"). To avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, the Company obtained a license to the patent and will provide
Dade Behring the option to evaluate certain proprietary antibodies, resulting in a net payment of $1,050,000 to Dade-Behring by Biosite. The Company has charged to defense of patent matters in the accompanying statements of income the applicable license costs related to years prior to 1998.

    On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral sought a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engaged in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. In February 1999, a settlement agreement was executed that resolved all disputes between the companies without a material adverse financial impact to Biosite.

    The Company may become subject to additional patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions. The Company also has received correspondence from other parties calling to the Company's attention the existence of patents that they believe cover technology which is or may be incorporated in Biosite's products and products under development. Some of this correspondence has included offers to negotiate the licensing of the patented technologies. There can be no assurance that these matters will not result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

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

    Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of a 510(k) notification or FDA approval of a PMA application. The PMA approval process is more expensive, uncertain and lengthy than the 510(k) clearance process. The Company is uncertain of the regulatory path to market that the FDA will ultimately apply to the Company's products currently in development. Although the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System received 510(k) clearance, a PMA may be required for the NeoralChek System, the Triage BNP System and Triage LBP System now in development. There can be no assurance that with respect to any of the Company's products in development, the FDA will not determine that the Company must adhere to the more costly, lengthy and uncertain PMA approval process. Modifications to a device that is the subject of an approved PMA application, its labeling or manufacturing process may require approval by the FDA of a PMA supplement or a new PMA application. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

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

DEPENDENCE ON OTHERS FOR THE DEVELOPMENT OF NEW PRODUCTS

    Biosite's strategy for the research, development, commercialization and distribution of certain of its products entails entering into various arrangements with corporate partners, licensors, licensees and others, and is dependent upon the success of these parties in performing their responsibilities. These parties may not perform their obligations as expected and no revenue may be derived from these arrangements.

    Biosite has entered into agreements with, among others, Novartis and KDK for the development and marketing of products. The agreements are subject to rights of termination and may be terminated. The Company's collaborators may not abide by their contractual obligations and may discontinue or sell their current lines of business. The research for which the Company receives or provides funding may not lead to the development of products. The Company intends to enter into additional development and marketing agreements. The Company may not be able to enter into agreements on acceptable terms, or at all.

    The Company is continuing to enhance, with LRE, a hand-held point-of-care fluorescent meter for use in Triage Meter System products. The meter can be programmed to run a specific test through the use of changeable proprietary software which is also under further development by LRE. LRE may not develop the hardware or software on schedule, or at all, and new software may not be developed to permit the meter to be used for another Triage Meter System product. See "Business -- Strategic and Distribution Arrangements."

DEPENDENCE ON SOLE-SOURCE SUPPLIERS

    Key components and raw materials used in the manufacture of the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System are currently provided by single-source vendors. Although the Company believes that alternative sources for such components and raw materials are available, any supply interruption in a sole-sourced component of raw material would have a material adverse effect on the Company's ability to manufacture these products until a new source of supply is qualified and, as a result, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System manufacturing processes, could have a material adverse effect on the Company's ability to manufacture products. The Company has under development products other than the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System which, if developed, may require that the Company enter into additional supplier arrangements. The Company may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all. Failure to obtain a supplier for the manufacture of its future products, if any, would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company expects to rely upon LRE for production of the fluorescent meter to be used in connection with its Triage Meter System platform products, including the Triage Cardiac System and others currently under development. The Company's dependence upon LRE for the manufacture of the meter may adversely affect the

Company's profit margins, its ability to develop and manufacture products on a timely and competitive basis, the timing of market introductions and subsequent sales of products incorporating the LRE meter. See "Business --Strategic and Distribution Arrangements."

LIMITED MANUFACTURING EXPERIENCE; POTENTIAL INABILITY TO SCALE-UP
MANUFACTURING

    To be successful, the Company must manufacture its current and future products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. The Company has limited experience manufacturing products other than the Triage DOA Panel products. To achieve the level of production necessary for commercialization of Biosite's new products and products under development, the Company will need to scale-up current manufacturing capabilities. Significant additional work will be required for the scaling-up of each new Biosite product prior to commercialization, and this work may not be completed successfully.

    In addition, although the Company expects that some of its new products and products under development will share production attributes with the Triage DOA Panel, production of these products may require the development of new manufacturing technologies and expertise. These products may not be able to be manufactured by the Company or any other party at a cost or in quantities to make these products commercially viable. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms for its products under development, the Company's ability to conduct preclinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of new development programs, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company anticipates making significant expenditures to develop high volume manufacturing capabilities required for each of its new products and products currently under development, if the products are successfully developed. Manufacturing and quality control problems may arise as the Company attempts to scale-up its manufacturing and such scale-up may not be achieved in a timely manner or at a commercially reasonable cost, or at all. As a result of manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac System, the Company developed a backlog of orders for the Triage Cardiac System during the third and fourth quarter of 1998.

    The Company's manufacturing facilities and those of its contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to QSR requirements of the FDA. The Company or its contractors may not satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. Third party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis.

POSSIBLE FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

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

POTENTIAL INABILITY TO MANAGE GROWTH; DEPENDENCE ON KEY PERSONNEL

    The Company anticipates increased growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations as new products are developed and commercialized. This growth will result in an increase in responsibilities for both existing and new management personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its employees. The Company may not be able to manage its expansion, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's future success depends in part on the continued service of its key technical, sales, marketing and executive personnel, and its ability to identify and hire additional qualified personnel. Competition for such personnel is intense and the Company may not be able to retain existing personnel or identify or hire additional personnel.

PRODUCT LIABILITY EXPOSURE; INADEQUACY OR UNAVAILABILITY OF INSURANCE COVERAGE

    The testing, manufacturing and marketing of medical diagnostic devices such as the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System, as well as the Company's products currently under development, entail an inherent risk of product liability claims. To date, the Company has not experienced any material product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition and results of operations. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. The

Company's existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all. In the event that the Company is held liable for a claim against which it is not indemnified or for damages exceeding the limits of its insurance coverage, that claim could have a material adverse effect on the Company's business, financial condition and result of operations.

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

ITEM 2. PROPERTIES

    The Company leases approximately 120,000 square feet of space in seven buildings in the Sorrento Valley area in San Diego under leases that expire from December 1999 through May 2003. The Company has renewal options for four buildings through 2000, two of the buildings through 2001 and one building through 2005. The Company believes these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. The Company's current facilities are used for its administrative offices, research and development facilities and manufacturing operations. The Company is negotiating with various parties for the leasing of a new campus corporate facility to be constructed in San Diego, which would be adequate for its future needs. The Company does not anticipate relocating its operations to the new facility prior to January 2001. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

ITEM 3. LEGAL PROCEEDINGS

    In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleged that the Company's Triage DOA Panel products infringed a patent held by the plaintiffs, which expires in August 2000. The plaintiffs sought to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. Because of a merger, the identity of the plaintiffs changed to Dade Behring Inc., Dade Behring Marburg GmbH and Syva Company (collectively "Dade Behring"). To avoid protracted litigation and continued significant legal defense costs, the Company and Dade-Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, the Company obtained a license to the patent and will provide
Dade Behring the option to evaluate certain proprietary antibodies, resulting in a net payment of $1,050,000 to Dade Behring by Biosite.

    On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral sought a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engaged in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. In February 1999, a settlement agreement was executed that resolved all disputes between the companies without a material adverse financial impact to Biosite.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded in the over-the-counter market on the Nasdaq National Market (the "NNM") under the symbol "BSTE". The following tables set forth the high and low sale prices, for the Company's common stock as reported on the NNM for the periods.

       1997                                               HIGH            LOW
       ----                                            -------------   ---------
       First Quarter (commencing on
         February 11, 1997).........................   $   14.125      $    9.380
       Second Quarter...............................   $    9.750      $    7.000
       Third Quarter................................   $    9.500      $    7.000
       Fourth Quarter...............................   $   11.630      $    7.880

       1998                                               HIGH            LOW
       ----                                            -------------   ---------
       First Quarter................................   $   17.750      $    8.125
       Second Quarter...............................   $   16.313      $    9.250
       Third Quarter................................   $   11.000      $    3.563
       Fourth Quarter...............................   $   12.500      $    4.250

    There were approximately 146 holders of record of common stock as of February 28, 1999. The Company has not paid any cash dividends to date and does not anticipate any being paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                   1994        1995         1996        1997       1998
                                                ----------  ----------   ----------  ----------  ---------
STATEMENT OF INCOME DATA:
Net sales....................................     $16,320     $25,147      $28,206     $31,677     $34,424
Cost of sales................................       4,416       5,649        5,983       6,926      10,513
                                                  -------     -------      -------     -------     -------
Gross profit.................................      11,904      19,498       22,223      24,751      23,911

Selling, general and administrative..........       5,960       7,134        8,623      11,549      15,469
Research and development.....................       3,836       6,553        9,268      11,662      11,167
Defense of patent matters....................         338       1,217        2,368         331       4,861
                                                  -------     -------      -------     -------     -------
Total operating expenses.....................      10,134      14,904       20,259      23,542      31,497

Income (loss) from operations................       1,770       4,594        1,964       1,209      (7,586)
Interest and other income, net...............         649       1,647        1,846       3,435       5,026
 Reacquisition of distribution rights........          --          --           --      (3,364)         --
                                                  -------     -------      -------     -------     -------
Income (loss) before benefit (provision) for
  income taxes...............................       2,419       6,241        3,810       1,280      (2,560)

Benefit (provision) for income taxes.........         (63)      1,667         (261)        (82)      1,448
                                                  -------     -------      --------    --------    -------
Net income (loss)............................     $ 2,356     $ 7,908      $ 3,549     $ 1,198     $(1,113)
                                                  -------     -------      -------     -------     --------
                                                  -------     -------      -------     -------     --------
Basic net income (loss) per share............     $  2.04     $  6.46      $  2.48     $  0.11     $ (0.09)
                                                  -------     -------      -------     -------     --------
                                                  -------     -------      -------     -------     --------
Diluted net income (loss) per share..........     $  0.24     $  0.79      $  0.34     $  0.09     $ (0.09)
                                                  -------     -------      -------     -------     --------
                                                  -------     -------      -------     -------     --------
Common and common equivalent shares used in
  computing per share amounts(1)
     -   Basic...............................       1,153       1,225        1,431      11,249      12,939
     -   Diluted.............................       9,910      10,004       10,392      13,081      12,939

                                                                             DECEMBER 31,
                                                       -----------------------------------------------------
                                                          1994      1995       1996       1997       1998
                                                       --------- ---------- ---------- ---------- ----------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities....    $ 5,916   $ 13,979   $  9,916   $ 39,257   $ 34,229
Working capital.....................................      7,974     14,428     14,305     46,611     41,214
Total assets........................................     14,364     27,935     30,089     63,311     65,809
Long-term obligations, less current portion.........        772      2,739      3,253      3,797      4,038
Stockholders' equity................................     10,512     18,526     22,153     55,090     54,683

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

OVERVIEW

    Biosite Diagnostics Incorporated (the "Company") was established in 1988. The Company has been primarily involved in the research, development, manufacturing and marketing of rapid diagnostic tests. In 1992, the Company began commercial sales of the Company's primary product, Triage Panel for Drugs of Abuse ("Triage DOA Panel"). In 1998, the Company began selling three additional products, the Triage C. DIFFICILE Panel, the Triage Parasite Panel and the Triage Cardiac System. The Company markets the products worldwide primarily through distributors supported by the Company's direct sales force. In addition to focusing its attention on commercial activities associated with these products, the Company continues to invest in the research and development of additional rapid tests to aid in the diagnosis of several critical diseases or conditions, including congestive heart failure and certain bacterial infections. The Company also is developing a diagnostic test to aid in the dosing of immunosuppressant drugs. The principal markets of the Company are hospital laboratories and emergency departments.

    The Company's sales to date have primarily been due to sales of the Triage DOA Panel product line. The Triage DOA Panel products are marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 86% of product sales in 1998) and in some countries in Europe, Latin America, the Middle East, Asia and Africa by country-specific and regional distributors. Since the launch of the Triage DOA Panel in fiscal 1992, the Company experienced continued revenue growth from its Triage DOA Panel product line. The Company believes that the growth in sales of Triage DOA Panel products has slowed and may decline as the available U.S. market becomes saturated and competitive pressures become more and more prominent in a maturing market.

    During 1998, the Company received final clearance from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac Panel and the Triage Meter (together called "Triage Cardiac System") and the Triage C. DIFFICILE and Triage Parasite Panels in the United States. The Company began selling the Triage C. difficile Panel in March and the Triage Cardiac System in May. Sales of the Triage Parasite Panel were initiated in mid-October.

    The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, defense and resolution of patent matters, regulatory delays, product recalls, manufacturing scale-up issues, delays, or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices and changes in the mix of products sold.

    Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, order cancellations or order rescheduling or manufacturing delays. As a result of manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac System, the Company developed a backlog of orders for the Triage Cardiac System during the third and fourth quarter of 1998. The Company addressed the manufacturing scale-up and capacity constraint issues and filled the backlog orders during December 1998 and the first quarter of 1999. The Company manufactures and ships its other products shortly after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future.

    Because the Company is continuing to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products and new product development, the Company's operating results would be adversely affected if its sales did not correspondingly increase or if its product development efforts are unsuccessful or are subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. The Company may not sustain revenue growth or return to profitability on a quarterly or annual basis and its operating results may not be consistent with predictions made by securities analysts.

RECENT DEVELOPMENTS

NEW PRODUCTS

    During the first quarter of 1998, the Company received final clearance from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac Panel and the Triage Meter (together called "Triage Cardiac System") and the Triage C. DIFFICILE Panel in the United States. The Triage Cardiac System is Biosite's first product to utilize the Company's Triage Meter
System technology and is designed to deliver precise, quantitative results in a rapid timeframe. The Triage Cardiac System may aid in the diagnosis of Acute Myocardial Infarction ("AMI") and provide physicians with an enhanced ability to make treatment decisions in a timely manner. Used in conjunction with the Triage Meter, the Triage Cardiac Panel quantitatively measures, in a single test device, the level of CK-MB, troponin I and myoglobin from a whole-blood sample. The Triage C. DIFFICILE Panel is a rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The Company began selling the Triage C. DIFFICILE Panel in March and the Triage Cardiac System in May. The Company addressed manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac system and filled the backlog orders in December 1998 and the first quarter of 1999. In October 1998, the Company received final clearance from the FDA to market the Triage Parasite Panel, the Company's third product launched in 1998. The Triage Parasite Panel is a rapid test designed to simultaneously detect three common waterborne parasites, GIARDIA LAMBLIA, CRYPTOSPORIDIUM PARVUM and ENTAMOEBA HISTOLYTICA/DISPAR, that can cause severe gastrointestinal infections. Sales of the Triage Parasite Panel were initiated in mid-October.

RESEARCH AND DEVELOPMENT

    In January 1998, Novartis finalized its investment of an additional $500,000 in Biosite in exchange for a convertible debenture as a result of Biosite's successful completion of the initial feasibility studies for the NeoralChek System (formerly the "Triage Neoral System"). The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on a conversion price of $12.00 per share. Additionally, the Company and Novartis expanded the scope of their collaboration to include the development of a second version of the NeoralChek System. The attainment of certain milestones under the expansion of the collaboration resulted in contract revenues of $1.1 million during 1998. Additional payments to Biosite will be made if additional milestones are achieved. The Company initiated clinical trials for both versions of the NeoralChek System in June and July 1998. The clinical trials were suspended in September 1998 to permit the Company to make improvements to the NeoralChek System. The clinical trials may resume in the first half of 1999. The NeoralChek Systems are designed to provide a cost-effective means of measuring a patient's level of cyclosporine on a real-time basis in order to enable physicians to optimize the dosing of the therapeutic drug during the patient's visit. In December, the Company initiated clinical trials for the Triage BNP and Triage LBP Systems. The Triage BNP System may be used in the diagnosis of congestive heart failure and the Triage LBP System may be used in the diagnosis of sepsis or bacteremia.

BIOSITE DISCOVERY PROGRAM

    In March 1999, the Company introduced its Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. The Company will seek to use its expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. In return, Biosite intends to obtain diagnostic rights to the proteins under study. Biosite will utilize its proprietary Omniclonal antibody development technology to develop high affinity antibodies for the characterization and validation of protein targets. Initially, Biosite will focus on disease target markers in four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to Biosite's product development pipeline. The Company executed its first collaborative agreement under the Biosite Discovery program in the cardiovascular area with Scios in November 1998.

PRODUCT DISTRIBUTION AGREEMENTS

    As the Company has launched three new products in 1998 and with the potential launch of additional products from the Company's development pipeline, the Company has increased the size of its sales force in the U.S. and negotiated a new long-term distribution agreement with the Fisher HealthCare Division ("Fisher") of the Fisher Scientific Company, the Company's distributor of the Triage DOA Panel products in the U.S. hospital market segment. This long-term distribution agreement expanded Fisher's role to include the distribution of the Triage Cardiac System, the Triage C. DIFFICILE Panel, the Triage Parasite Panel and some of the potential new products in the U.S. medical market.

    As a result of a decision by Merck, the Company's former distributor of Triage DOA in Europe, to refocus away from certain aspects of the human diagnostic business, the Company terminated agreements with Merck for the development and distribution of the Triage Cardiac System and the distribution of the Triage DOA Panel product line in December 1997. During 1998, the Company expended efforts related to transitioning its product distribution in Europe from E. Merck to a network of regional distributors. The Company finalized alliances with several European partners, forming a network of distributors to market its products in some European countries.

    The Company anticipates that it may, if appropriate, enter into additional distribution agreements with respect to its current products, products currently under development and products that it may develop in the future, if any of such products receive the requisite regulatory clearance or approvals. A failure by any of the Company's distribution partners to successfully market the Company's products may require that the Company distribute its products on a direct basis. In such circumstances, a failure of the Company to successfully market its products on a direct basis would have a material and adverse effect on the Company.

LITIGATION

    In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleged that the Company's Triage DOA Panel products infringed a patent held by the plaintiffs, which expires in August 2000. The plaintiffs sought to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. Because of a merger, the identity of the plaintiffs changed to Dade Behring Inc., Dade Behring Marburg GmbH and Syva Company (collectively "Dade Behring"). To avoid protracted litigation and continued significant legal defense costs, the Company and Dade-Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, the Company obtained a license to the patent and will provide
Dade Behring the option to evaluate certain proprietary antibodies, resulting in a net payment of $1,050,000 to Dade Behring by Biosite.

    On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral sought a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engaged in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. In February 1999, a settlement agreement was executed that resolved all disputes between the companies without a material adverse financial impact to Biosite.

RESULTS OF OPERATIONS

         The following table sets forth operating data as a percentage of net sales:

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                        1996        1997        1998
                                                                    ----------- ----------- -----------
                Net sales.....................................         100%         100%        100%
                Cost of sales.................................          21           22          31
                                                                       ---          ---         ---
                Gross profit..................................          79           78          69
                Operating expenses:
                  Selling, general and administrative.........          31           36          45
                  Research and development....................          33           37          32
                  Defense of patent matters...................           8            1          14
                                                                       ---          ---         ---
                    Total operating expenses..................          72           74          91
                Income  from operations.......................           7            4         (22)
                Other income, net.............................           7           11          15
                Reacquisition of distribution rights..........          --          (11)         --
                                                                       ---          ----        ---
                Income before benefit (provision) for income
                  taxes.......................................          14            4          (7)
                Benefit (provision) for income taxes..........          (1)          --           4
                                                                       ----         ---         ---
                Net income ...................................         13%          4%          (3)%
                                                                       ---          ---         ----
                                                                       ---          ---         ----

YEARS ENDED DECEMBER 31, 1998 AND 1997

    NET SALES. Net sales increased 9% to $34.4 million in 1998 from $31.7 million in 1997. The increase was primarily attributable to the introduction of new products in 1998 and the continued market acceptance of the Company's higher-priced Triage DOA Plus TCA Panel products. The Triage C. DIFFICILE Panel and Triage Parasite Panel were launched in March and October, respectively. The Triage Cardiac system was introduced in May. Net sales for the products introduced in 1998 totaled approximately $2.3 million. The Company believes that the growth in sales of the Triage DOA Panel products has slowed and may begin to decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    GROSS PROFIT. Gross profit decreased 3% to $23.9 million in 1998 primarily as a result of experiencing negative gross profits related to the new products introduced in 1998. The overall gross margin decreased to 69% for 1998 from 78% for 1997. The gross margins decreased during the year primarily as a result of the introduction of the Triage C. DIFFICILE and Parasite Panels and Triage Cardiac System. During 1998, the Company experienced manufacturing scale-up and capacity constraint issues related to the Triage Cardiac System that resulted in a backlog of orders during the fourth quarter. The new products are expected to realize lower or negative gross margins during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes and manufacturing scale-up, capacity constraint, and efficiency issues are addressed. The Company also expects that the overall gross margins will continue to decrease as a result of competitive pricing pressures related to the maturing Triage DOA product line and the incremental manufacturing costs associated with new products until economies of scale can be achieved with such new products and until other manufacturing scale-up issues are addressed.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 34% to $15.5 million in 1998 from $11.5 million in 1997. The 1998 increases resulted primarily from the cost of the Company's expanded sales force, increased marketing activities associated with new products and potential new products, and the expansion of administrative functions to support the Company's expanded operations and business development activities. Additionally, the Company expended efforts related to transitioning its product distribution in Europe from E. Merck to a network of regional distributors.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 4% to $11.2 million in 1998 from $11.7 million in 1997. Although manufacturing scale-up and optimization expenses were significantly higher in 1998 than 1997, the timing of clinical trials and other product development expenses in 1997 resulted in an overall decrease in 1998 research and development expenses as compared to 1997. There were significant product development activities associated with the Triage Cardiac System in the fourth quarter of 1997. The Company expects that its research and development expenses will increase in 1999, as compared to 1998 levels. The increased expenditures are expected to primarily relate to preclinical and clinical studies, product development efforts, the Biosite Discovery program and manufacturing scale-up activities. The Company initiated clinical trials for its Triage BNP System and Triage LBP System in late December and expects such clinical trials to extend through the first half of 1999 and the cost associated with such clinical trials is expected to be significant. These potential products are subject to more complex regulatory approval requirements than the Company's previous products. The Company also may resume clinical trials for its NeoralChek System during the first half of 1999. The timing of the increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    DEFENSE OF PATENT MATTERS. In 1998, the Company recorded a charge of approximately $4.9 million associated with the defense and settlement of two separate patent litigations. Settlement agreements were executed during the first quarter of 1999 that resolved both matters. In February 1999, a settlement agreement was executed that resolved all disputes between Spectral Diagnostics and the Company without a material adverse financial impact to Biosite. In March 1999, to avoid protracted litigation and continued significant legal defense costs, the Company and Dade-Behring executed a settlement agreement that resolved all disputes outstanding between the companies. Under the terms of this settlement agreement, the Company obtained a license to the patent and provided Dade-Behring the option to evaluate certain proprietary antibodies, resulting in a net payment of $1,050,000 to Dade-Behring by Biosite. The Company has charged to defense of patent matters in the accompanying statements of income the applicable license costs related to years prior to 1998 of $604,000.

    OTHER INCOME. Contract revenue increased $1.4 million in 1998 from $1.2 million to $2.6 million. In 1998, the Company recognized $1.3 million from Kyoto Dai-Ichi Kagaku Co., Ltd. ("KDK") related to milestones achieved in the development of the Triage Cardiac System, $1.1 million from Novartis related to milestones achieved in the development of the NeoralChek System and $192,000 related to an SBIR (Small Business Innovation Research) grant from the U.S. Government for research related to potential microbiology products. In 1997, the Company recognized $778,000 from Merck related to the development of the Triage Cardiac System and $400,000 related to milestones in the development of the NeoralChek System.

    BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax loss recorded for 1998 and the estimated tax credits generated in 1998, the Company recorded a benefit for income taxes of $1.4 million. As of December 31, 1998, the Company had federal research and development, California research and development, and California manufacturers' credit carryforwards of approximately $1,552,000, $685,000 and $425,000, respectively. The federal research and development, California research and development, and California manufacturers' credit will begin expiring in 2003, 2003, and 2005, respectively, unless previously utilized. As of December 31, 1998, the Company has approximately $4.0 million of net deferred tax assets, with no offsetting valuation allowance as realization of such assets has been assessed by the Company as more likely than not. The realization of the deferred tax assets is dependent upon the generation of future taxable income of approximately $10 million. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, the Company will record a valuation allowance against all or a portion of the net deferred tax assets.

YEARS ENDED DECEMBER 31, 1997 AND 1996

    NET SALES. Net sales increased 12% to $31.7 million in 1997 from $28.2 million in 1996. The increase is primarily attributable to the continued market acceptance of the Company's Triage DOA Plus TCA Panel and Triage ExpressTest Panel products.

    GROSS PROFIT. Gross profit increased 11% to $24.8 million in 1997 as a result of increased sales of the Triage DOA Panel product line. Gross margins decreased slightly to 78% from 79% for 1996.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 26% to $11.7 million in 1997 from $9.3 million in 1996. This increase resulted primarily from the expansion of the Company's research and development and manufacturing scale-up efforts on its cardiac, microbiology, and therapeutic drug monitoring assays under development. During 1997, the Company continued to expend significant efforts on activities related to the

Triage Cardiac Panel and the Triage C. DIFFICILE Panel, while continuing research and development activities related to other products under development and other potential product launches.

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

    DEFENSE OF PATENT MATTERS. In 1997, the Company recorded legal costs associated with the Dade Behring litigation and other patent disputes totaling approximately $331,000 relating to the defense of such patent matters.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its inception, the Company has raised over $21.7 million in net cash proceeds from the private placement of equity securities and $1.5 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net cash proceeds from its initial public offering of common stock.

    During the year ended December 31, 1998, the Company generated $674,000 in cash from operating activities despite significant investment of cash into its defense of patent matters and new product launch activities such as manufacturing scale-up tasks, inventory buildup for new products and sales and marketing activities. Other significant business activities affecting cash included the purchase of certain license rights to patented technologies totaling $3.9 million, the expenditure of $3.1 million for capital equipment and leasehold improvements, the receipt of $2.0 million in proceeds from equipment financing and payments under equipment financing agreements of $1.5 million.

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

    The Company's primary short-term needs for capital, which are subject to change, are for the support of its commercialization efforts related to new products, defense and resolution of patent matters including potential licensing of certain technologies patented by others, potential procurement and enforcement of patents, expansion of its manufacturing capacity for new products, potential repurchase of the Company's common stock and the continued advancement of research and development efforts. The Company executed agreements to license technologies patented by others which call for cash payments and future royalties based on product sales utilizing the licensed technologies. The Company may enter into additional licensing agreements which may include cash payments and future royalties based on product sales utilizing the licensed technologies. The Company utilizes credit arrangements with financial institutions to finance the purchase of capital equipment. As of December 31, 1998, the Company had equipment financing lines of credit with financial institutions totaling $6.0 million, of which $4.7 million was available for future borrowing. The $4.0 million and $2.0 million lines of credit expire on June 30, 1999 and March 31, 1999, respectively. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

    The Company is evaluating various alternatives in addressing its future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and potentially a new campus corporate facility to be constructed in San Diego, which would be adequate for its foreseeable future needs. If a new campus corporate facility is constructed to meet future needs, the Company would not anticipate relocating its operations to the new facility prior to January 2001. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

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

IMPACT OF YEAR 2000 ("Y2K") ISSUE

    The Company is implementing a plan to ensure its system, software and facilities infrastructure will function properly with respect to dates in the year 2000 and thereafter. Key financial, information and operational systems have been assessed and approximately 90% of them have been verified as being compliant. The Company is on schedule to have all remaining systems verified as compliant by June 30, 1999. All key suppliers, distributors, financial institutions and others with whom it does business have been contacted by the Company to assess their Y2K readiness, and approximately 60% have stated that they are compliant or will be compliant before December 31, 1999. The Company is continuing to communicate with key suppliers, distributors, financial institutions and others and believes that their readiness will not pose significant operational problems for the Company, nor have a material adverse effect on the Company's business. To date the Company has expended less than $35,000 addressing the Y2K Issue and estimates the total cost of the project and contingency plans, if necessary, to be under $50,000. The

Company anticipates that the Company will be in compliance with Y2K requirements by the end of June 1999.

    However, if such modifications and conversions are not made or are not completed in a timely fashion, the Y2K Issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies on which Biosite's systems rely may not be timely converted, which may have an adverse effect on the Company's systems. The most likely worst case scenario is that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product. This would result in reduced orders of products and the inability of the Company to manufacture product.

    The Company currently does not have contingency plans in the event it does not complete all phases of the Y2K program. However, management is considering contingency plans which involve, among other actions, manual workarounds, increasing inventories of key components to the manufacturing process and validating alternate vendors. The Company plans to evaluate the status of the contingency plans by June 1999 and determine whether such plans are necessary.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lesser extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does have the option to convert its variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At December 31, 1998, the Company had variable-rate debt totaling $2,046,000. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

    Additionally, the Company's purchases of Triage Meters from LRE are denominated in German Deutch Marks (DM) and sales of certain products to some international customers are denominated in the local currency of customers. The Company has on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of December 31, 1998, the Company had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at December 31, 1998 were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index on Page F-l of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Some information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this section with respect to Directors is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. The executive officers of the Company, their positions with the Company and ages as of March 31, 1999 are as follows:

                        NAME                     AGE                      POSITION
              --------------------------         ---  ----------------------------------------------
              Kim D. Blickenstaff                46   President, Chief Executive Officer, Treasurer,
                                                         Secretary and Director
              Thomas M. Watlington               43   Senior Vice President, Commercial Operations
              Kenneth F. Buechler, Ph.D.         45   Vice President, Research
              Christopher R. Hibberd             33   Vice President, Business Development
              Charles W. Patrick                 44   Vice President, Sales
              Christopher J. Twomey              39   Vice President, Finance and Chief Financial
                                                         Officer
              Gunars E. Valkirs, Ph.D.           47   Vice President, Research and Development,
                                                      Chief Technical Officer and Director

    KIM D. BLICKENSTAFF, a founder of the Company, has been President and Chief Executive Officer since April 1988. Mr. Blickenstaff also is a director of Micro Therapeutics Incorporated, Amira Medical and Medi Spectra Inc. Prior to joining Biosite, he held various positions in finance, operations, research management, sales management, strategic planning, and marketing with Baxter Travenol, National Health Laboratories, and Hybritech Incorporated ("Hybritech"). Mr. Blickenstaff holds an M.B.A. from the Graduate School of Business, Loyola University, Chicago.

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

 EXHIBIT
  NUMBER                 DESCRIPTION OF DOCUMENT
 -------                 -----------------------
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

   3.(i)(4)              Certificate of Designation, as filed with the Delaware
                         Secretary of State on October 23, 1997.

  3.(ii)(2)              Amended and Restated Bylaws of the Company.

       4.1               Form of Common Stock Certificate with rights legend.

 10.1(2)(A)              Amended and Restated 1989 Stock Plan of Biosite
                         Diagnostics Incorporated.

 10.2(5)(A)              Amended and Restated 1996 Stock Incentive Plan of
                         Biosite Diagnostics Incorporated ("1996 Stock Plan").

 10.3(2)(A)              Form of Incentive Stock Option Agreement under the 1996
                         Stock Plan.

 10.4(2)(A)              Form of Nonstatutory Stock Option Agreement under the
                         1996 Stock Plan.

    10.5(6)              Biosite Diagnostics Incorporated Employee Stock
                         Purchase Plan.

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

    10.21(2)             Lease Agreement between the Company and TCEP II
                         Properties Limited Partnership dated July 26, 1996.

    10.22(2)             Lease Agreement between the Company and Sorrento West
                         Limited dated September 21, 1994

    10.24(4) Rights Agreement dated as of October 22, 1997 between the Company and BankBoston, N.A.

10.25(7)(++)             Letter Agreement between the Company and Novartis
                         Pharma AG, dated November 20, 1997.

10.28(8)(++)             Distributorship Agreement between the Company and
                         Fisher Scientific Company L.L.C. dated April 3, 1998.

      23.1               Consent of Ernst & Young LLP, independent auditors.

      27.1               Financial Data Schedule for year ended December 31,
                         1998

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

(3) Incorporated by reference to Exhibit 16.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form 8-A, filed on October 28, 1997

(5) Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement dated April 16, 1998 and filed with the Securities and Exchange Commission.

(6) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(7) Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(A)        Indicates management contract or compensatory plan or arrangement.

(+) Confidential treatment has been granted for certain portions of these exhibits.

(++) Confidential treatment has been requested for certain portions of these exhibits.

(b)  REPORTS ON FORM 8-K

    Biosite did not file any report on Form 8-K in the quarter ended December 31, 1998.

                        BIOSITE DIAGNOSTICS INCORPORATED
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

BIOSITE DIAGNOSTICS INCORPORATED

 /s/ KIM D. BLICKENSTAFF                      Date:  March 31, 1999
---------------------------------------
         Kim D. Blickenstaff
 President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

NAME                                  TITLE                                    DATE
----                                  -----                                    ----

     /s/ KIM D. BLICKENSTAFF          President, Chief Executive Officer       March 31, 1999
    ----------------------------      (Principal Executive Officer) and
        Kim D. Blickenstaff           Director


     /s/ CHRISTOPHER J. TWOMEY        Vice President and Chief Financial       March 31, 1999
    ----------------------------      Officer (Principal Financial Officer
       Christopher J. Twomey          and Accounting Officer)


     /s/ TIMOTHY J. WOLLAEGER         Chairman of the Board                    March 31, 1999
    ----------------------------
       Timothy J. Wollaeger


     /s/ ANTHONY DEMARIA              Director                                 March 31, 1999
    ----------------------------
       Anthony DeMaria, M.D.


     /s/ FREDERICK J. DOTZLER         Director                                 March 31, 1999
    ----------------------------
       Frederick J. Dotzler


     /s/ HOWARD E. GREENE, JR         Director                                 March 31, 1999
    ----------------------------
      Howard E. Greene, Jr


     /s/ LONNIE M. SMITH              Director                                 March 31, 1999
    ----------------------------
          Lonnie M. Smith


     /s/ GUNARS E. VALKIRS            Director                                 March 31, 1999
    ----------------------------
     Gunars E. Valkirs, Ph.D.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors........................  F-2
Balance Sheets at December 31, 1997 and 1998.............................  F-3
Statements of Operations for each of the three years in the
  period ended December 31, 1998.........................................  F-4
Statements of Stockholders' Equity for each of the three
  years in the period ended December 31, 1998............................  F-5
Statements of Cash Flows for each of the three years in
  the period ended December 31, 1998.....................................  F-6
Notes to Financial Statements............................................  F-7

                   REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Biosite Diagnostics Incorporated

    We have audited the accompanying balance sheets of Biosite Diagnostics Incorporated as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosite Diagnostics Incorporated at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                 ERNST & YOUNG LLP

San Diego, California
February 11, 1999,
except for Note 10, as to which the date is March 29, 1999

                        BIOSITE DIAGNOSTICS INCORPORATED

                                 BALANCE SHEETS

                                                                                        December 31,
                                                                                 1997                  1998
                                                                           ---------------       ---------------
Assets
 Current assets:
  Cash and cash equivalents                                                 $   2,330,274         $     762,337
  Marketable securities, available-for-sale                                    36,927,167            33,466,841
  Accounts receivable                                                           5,282,500             6,573,735
  Receivable from stockholder                                                     648,664                    --
  Inventories                                                                   2,169,896             4,364,367
  Deferred income taxes                                                         2,310,000             1,666,000
  Prepaid expenses and other current assets                                     1,367,348             1,467,960
                                                                            -------------         -------------
        Total current assets                                                   51,035,849            48,301,240
Property, equipment and leasehold improvements,  net                            7,216,983             7,313,673
Deferred income taxes                                                             338,000             2,360,000
Patents and license rights, net                                                 3,720,035             7,203,433
Deposits and other assets                                                       1,000,341               630,765
                                                                            -------------         -------------
                                                                            $  63,311,208         $  65,809,111
                                                                            -------------         -------------
                                                                            -------------         -------------

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                          $   1,420,969         $   1,503,354
  Accrued salaries and other                                                    1,107,476             2,493,735
  Accrued costs for defense of patent matters                                           -             1,248,191
  Accrued contract payable                                                        563,812               205,928
  Current portion of long-term obligations                                      1,332,200             1,636,265
                                                                            -------------         -------------
        Total current liabilities                                               4,424,457             7,087,473
Long-term obligations                                                           3,796,975             4,038,444
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized; no
    shares issued and outstanding at December 31, 1997 and 1998                         -                     -
   Common stock, $.01 par value, 25,000,000 shares authorized;
    12,864,745, and 12,926,706 shares issued and outstanding at
    December 31, 1997 and 1998, respectively                                      128,647               129,267
   Additional paid-in capital                                                  53,684,302            54,250,324
   Unrealized net gain on marketable securities, net of related tax effect of $3,772 and $23,510 at December 31, 1997 and 1998,
    respectively                                                                    5,658                35,266
   Deferred compensation                                                         (317,595)             (207,845)
   Retained earnings                                                            1,588,764               476,182
                                                                            -------------         -------------
        Total stockholders' equity                                             55,089,776            54,683,194
                                                                            -------------         -------------
                                                                            $  63,311,208         $  65,809,111
                                                                            -------------         -------------
                                                                            -------------         -------------

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                           Years Ended December 31,
                                                              1996                     1997                    1998
                                                       -----------------        ------------------      ------------------
  Net sales                                            $      28,205,974        $       31,676,630      $       34,424,461
  Cost of sales                                                5,982,673                 6,925,318              10,513,524
                                                       -----------------        ------------------      ------------------
  Gross profit                                                22,223,301                24,751,312              23,910,937

  Operating expenses:
    Selling, general and administrative                        8,622,577                11,549,734              15,469,717
    Research and development                                   9,268,460                11,661,894              11,166,702
    Defense of patent matters                                  2,368,282                   330,537               4,860,857
                                                       -----------------        ------------------      ------------------
                                                              20,259,319                23,542,165              31,497,276
                                                       -----------------        ------------------      ------------------
  Operating income (loss)                                      1,963,982                 1,209,147              (7,586,339)

  Other income (expense):
    Interest income and other income                             744,342                 2,190,837               2,395,957
    Contract revenue-related parties                           1,101,649                   777,767                       -
    Contract revenue-unrelated parties                                 -                   466,500               2,629,800
    Reacquisition of distribution rights                               -                (3,364,134)                      -
                                                      ------------------       --------------------    -------------------
                                                               1,845,991                    70,970               5,025,757
  Income (loss) before benefit (provision) for
     income taxes                                              3,809,973                 1,280,117              (2,560,582)
  Benefit (provision) for income taxes                          (261,000)                  (82,000)              1,448,000
                                                       ------------------       -------------------     ------------------
  Net income (loss)                                    $       3,548,973        $        1,198,117      $       (1,112,582)
                                                       -----------------        ------------------      -------------------
                                                       -----------------        ------------------      -------------------

  Basic net income (loss) per share                    $            2.48        $             0.11      $            (0.09)
                                                       -----------------        ------------------      -------------------
                                                       -----------------        ------------------      -------------------
  Diluted  net income (loss) per share                 $             .34        $             .09       $            (0.09)
                                                       -----------------        ------------------      -------------------
                                                       -----------------        ------------------      -------------------

  Shares used in calculating per share amounts -
     Basic                                                     1,431,000                11,249,000              12,939,000
                                                       -----------------        ------------------      ------------------
                                                       -----------------        ------------------      ------------------
     Diluted                                                  10,392,000                13,081,000              12,939,000
                                                       -----------------        ------------------      ------------------
                                                       -----------------        ------------------      ------------------

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                       Additional
                                                                   Preferred Stock               Common Stock            Paid-in
                                                                Shares         Amount        Shares        Amount        Capital
                                                              -----------    -------------  -----------  -----------  --------------
Balance at December 31, 1995                                  8,328,847      $  83,288      1,369,595    $  13,696     $21,570,516
Comprehensive income:
  Net income                                                                         -              -            -               -
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on marketable
      securities                                                                     -              -            -               -
Comprehensive income                                                                 -              -            -               -
Issuance of common stock under employee stock plans                                  -        103,978        1,040          85,185
Deferred compensation related to issuance of stock options                           -              -            -         439,010
Amortization of deferred compensation                                                -              -            -               -
                                                             -----------     ---------     ----------    ---------    ------------
Balance at December 31, 1996                                  8,328,847         83,288      1,473,573       14,736      22,094,711
Comprehensive income:
  Net income                                                                         -              -            -               -
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on
      marketable securities                                                          -              -            -               -
Comprehensive income                                                                 -              -            -               -
Issuance of common stock from initial public
  offering (IPO), net of offering costs of $3,291,630                                -      2,760,000       27,600      29,800,770
Conversion of preferred stock into common
  stock in connection with IPO                               (8,328,847)       (83,288)     8,328,847       83,288               -
Conversion of convertible debenture into
  common stock in connection with IPO                                                -         92,575          926       1,109,978
Issuance of common stock under employee stock plans                                  -        209,750        2,097         618,896
Amortization of deferred compensation                                                -              -            -               -
Income tax benefit from exercise of stock options                                    -              -            -          59,947
                                                             -----------     ---------     ----------    ---------    ------------
Balance at December 31, 1997                                                         -     12,864,745      128,647      53,684,302

Comprehensive loss:
  Net loss                                                                           -              -            -               -
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on marketable
      securities                                                                     -              -            -               -
Comprehensive loss                                                                   -              -            -               -
Conversion of convertible debenture into common stock                                -         41,666          417         499,575
Issuance of common stock under employee stock plans                                  -        142,695        1,427         812,620
Repurchase and retirement of common stock                                            -       (122,400)      (1,224)       (841,173)
Amortization of deferred compensation                                                -              -            -               -
Income tax benefit from exercise of stock options                                    -              -            -          95,000
                                                             -----------     ---------     ----------    ---------    ------------
Balance at December 31, 1998                                                 $       -     12,926,706    $ 129,267    $ 54,250,324
                                                             -----------     ---------     ----------    ---------    ------------
                                                             -----------     ---------     ----------    ---------    ------------

                                                                Accumulated                          Retained
                                                                   Other                             Earnings/         Total
                                                               Comprehensive        Deferred        (Accumulated     Stockholders'
                                                                   Income         Compensation        Deficit)          Equity
                                                               -------------     --------------   ----------------  --------------
Balance at December 31, 1995                                      $16,588          $        -     $  (3,158,326)    $  18,525,762
Comprehensive income:
  Net income                                                            -                   -         3,548,973         3,548,973
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on marketable
      securities                                                  (19,342)                  -                 -           (19,342)
                                                                                                                    --------------
Comprehensive income                                                    -                   -                 -         3,529,631
                                                                                                                    --------------
Issuance of common stock under employee stock plans                     -                   -                 -            86,225
Deferred compensation related to issuance of stock options              -            (439,010)                -                 -
Amortization of deferred compensation                                   -              11,665                 -            11,665
                                                                ---------          ----------        ----------     -------------
Balance at December 31, 1996                                       (2,754)           (427,345)          390,647        22,153,283
Comprehensive income:
  Net income                                                            -                   -         1,198,117         1,198,117
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on
      marketable securities                                         8,412                   -                 -             8,412
                                                                                                                    --------------
Comprehensive income                                                    -                   -                 -         1,206,529
                                                                                                                    --------------
Issuance of common stock from initial public
  offering (IPO), net of offering costs of $3,291,630                   -                   -                 -        29,828,370
Conversion of preferred stock into common
  stock in connection with IPO                                          -                   -                 -                 -
Conversion of convertible debenture into
  common stock in connection with IPO                                   -                   -                 -         1,110,904
Issuance of common stock under employee stock plans                     -                   -                 -           620,993
Amortization of deferred compensation                                   -             109,750                 -           109,750
Income tax benefit from exercise of stock options                       -                   -                 -            59,947
                                                                ---------          ----------        ----------     -------------
Balance at December 31, 1997                                        5,658            (317,595)        1,588,764        55,089,776

Comprehensive loss:
  Net loss                                                              -                   -        (1,112,582)       (1,112,582)
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on marketable
      securities                                                   29,608                   -                 -            29,608
                                                                                                                    --------------
Comprehensive loss                                                      -                   -                 -        (1,082,974)
                                                                                                                    --------------
Conversion of convertible debenture into common stock                   -                   -                 -           499,992
Issuance of common stock under employee stock plans                     -                   -                 -           814,047
Repurchase and retirement of common stock                               -                   -                 -          (842,397)
Amortization of deferred compensation                                   -             109,750                 -           109,750
Income tax benefit from exercise of stock options                       -                   -                 -            95,000
                                                                ---------          ----------        ----------     -------------
Balance at December 31, 1998                                    $  35,266          $ (207,845)       $  476,182     $  54,683,194
                                                                ---------          -----------       ----------     -------------
                                                                ---------          -----------       ----------     -------------

See accompanying notes

                        BIOSITE DIAGNOSTICS INCORPORATED

                            STATEMENTS OF CASH FLOWS


                                                                                   Year ended December 31,
                                                                          1996               1997               1998
                                                                     -------------      --------------    --------------
OPERATING ACTIVITIES:
Net income (loss)                                                    $   3,548,973      $    1,198,117    $   (1,112,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                          2,417,816           2,738,230         4,608,081
  Amortization of deferred compensation                                     11,665             109,750           109,750
  Deferred income taxes                                                    110,000            (931,000)       (1,378,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (806,317)           (674,428)       (1,291,235)
    Receivable from stockholder                                           (728,535)            220,871           648,664
    Inventory                                                              (43,056)           (437,716)       (2,194,471)
    Prepaid expenses and other current assets                             (257,486)           (688,659)         (120,350)
    Accounts payable                                                       191,581             452,995            82,385
    Accrued liabilities                                                 (1,462,967)           (860,205)        1,321,558
    Deferred revenue from stockholder                                     (615,282)                  -                 -
                                                                     -------------      --------------    --------------
Net cash provided by operating activities                                2,366,392           1,127,955           673,800

INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities             13,019,169          37,340,473        33,898,842
Purchase of marketable securities                                       (9,654,462)        (65,947,956)      (30,389,170)
Purchase of property, equipment and leasehold improvements              (1,967,143)         (5,221,969)       (3,091,536)
Patents, license rights, deposits and other assets                      (4,929,555)          1,108,389        (3,677,057)
                                                                     -------------      --------------    --------------
Net cash used in investing activities                                   (3,531,991)        (32,721,063)       (3,258,921)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debenture                                  -                   -           500,000
Proceeds from issuance of equipment loans payable                        1,641,340           3,077,701         1,993,123
Principal payments under long-term obligations                          (1,228,508)         (1,213,543)       (1,447,589)
Proceeds from issuance of stock, net                                        86,225          30,449,363           814,047
Repurchase of common stock, net                                                  -                   -          (842,397)
                                                                     -------------      --------------    --------------
Net cash provided by financing activities                                  499,057          32,313,521         1,017,184
                                                                     -------------      --------------    --------------

Increase (decrease) in cash and cash equivalents                          (666,542)            720,413        (1,567,937)
Cash and cash equivalents at beginning of year                           2,276,403           1,609,861         2,330,274
                                                                     -------------      --------------    --------------
Cash and cash equivalents at end of year                             $   1,609,861      $    2,330,274    $      762,337
                                                                     -------------      --------------    --------------
                                                                     -------------      --------------    --------------

Supplemental disclosures of cash flow information:
  Interest paid                                                      $     280,245      $      356,694    $      320,008
                                                                     -------------      --------------    --------------
                                                                     -------------      --------------    --------------
  Income taxes paid                                                  $     103,350      $    1,203,900    $        5,400
                                                                     -------------      --------------    --------------
                                                                     -------------      --------------    --------------

Supplemental schedule of non-cash investing and financing
  activities:
  Conversion of convertible debenture into common stock              $           -      $    1,110,904    $      499,992
                                                                     -------------      --------------    --------------
                                                                     -------------      --------------    --------------
  Accrued liability for license rights acquired                      $           -      $            -    $    1,050,000
                                                                     -------------      --------------    --------------
                                                                     -------------      --------------    --------------

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

1. Organization and Summary of Significant Policies

ORGANIZATION AND BUSINESS ACTIVITY

    Biosite Diagnostics Incorporated (the "Company") was established in 1988. The Company has been primarily involved in the research, development, manufacturing and marketing of rapid diagnostic tests. In 1992, the Company began commercial sales of the Company's primary product, Triage Panel for Drugs of Abuse ("Triage DOA Panel"), and currently markets the product worldwide primarily through distributors supported by the Company's direct sales force. In 1998, the Company began selling three additional products, the Triage C. DIFFICILE Panel, the Triage Parasite Panel and the Triage Cardiac System. In addition to focusing its attention on commercial activities associated with these products, the Company continues to invest in the research and development of additional rapid tests to aid in the diagnosis of several critical diseases or conditions, including congestive heart failure and certain bacterial infections. The Company also is developing a diagnostic test to aid in the dosing of immunosuppressant drugs. The principal markets of the Company are hospital laboratories and emergency departments.

    During the first quarter of 1998, the Company received final clearance from the U.S. Food and Drug Administration ("FDA") to market the Triage Cardiac Panel and the Triage Meter (together called "Triage Cardiac System") and the Triage C. DIFFICILE Panel in the United States. The Triage Cardiac System is Biosite's first product to utilize the Company's Triage Meter System technology and is designed to deliver precise, quantitative results in a rapid timeframe. The Triage Cardiac System may aid in the diagnosis of Acute Myocardial Infarction ("AMI") and provide physicians with an enhanced ability to make treatment decisions in a timely manner. Used in conjunction with the Triage Meter, the Triage Cardiac Panel quantitatively measures, in a single test device, the level of CK-MB, troponin I and myoglobin from a whole-blood sample. The Triage C. DIFFICILE Panel is a rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The Company began selling the Triage C. DIFFICILE Panel in March and the Triage Cardiac System in May. In October 1998, the Company received final clearance from the FDA to market the Triage Parasite Panel, the Company's third product launched in 1998. The Triage Parasite Panel is a rapid test designed to simultaneously detect three common waterborne parasites, GIARDIA LAMBLIA, CRYPTOSPORIDIUM PARVUM and ENTAMOEBA HISTOLYTICA/DISPAR, that can cause severe gastrointestinal infections. Sales of the Triage Parasite Panel were initiated in mid-October.

REVENUE RECOGNITION AND SIGNIFICANT CUSTOMERS

    The Company recognizes sales upon shipment. The Company's U.S. distributor accounted for 81%, 80% and 86% of the product sales in 1996, 1997 and 1998, respectively.

    Export sales to international customers amounted to $2,846,000, $2,982,000 and $2,749,000 in 1996, 1997 and 1998, respectively. Sales to a stockholder amounted to approximately $2,096,000 and $2,013,000 in 1996 and 1997, respectively. The stockholder disposed of its Biosite common stock holding in 1998. Trade accounts receivable from the stockholder was approximately $649,000 at December 31, 1997.

    The Company records revenues under collaborative development agreements, based on the performance criteria of each contract, either as milestones are earned or on the percentage of completion basis as cost are incurred.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and highly liquid investments in debt securities with maturities of 90 days or less when purchased.

                        BIOSITE DIAGNOSTICS INCORPORATED

MARKETABLE SECURITIES

    Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1998, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

INVENTORIES

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

PATENTS AND LICENSE RIGHTS

    The Company has been issued patents covering its threshold immunoassay and other related technologies. Capitalized patent costs associated with issued patents are amortized over five to seventeen years. License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during such license period.

STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock options. For options granted during the one-year period prior to the Company's initial public offering of common stock, the Company recorded and amortizes, over the related vesting periods, deferred compensation representing the excess of the value for accounting purposes of the options granted over their aggregate exercise price.

                        BIOSITE DIAGNOSTICS INCORPORATED

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

    Shares used in calculating basic and diluted net income per share were as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                     1996            1997           1998
                                                                ---------------- -------------- --------------
Shares used in calculating per share amounts - Basic
   (Weighted average common shares outstanding)                          1,431         11,249         12,939

Effect of common share equivalents:
  Assumed conversion of preferred shares                                 8,329          1,110              -
  Assumed conversion of convertible debenture                               92             12              -
  Net effect of dilutive common stock options using the
   treasury stock method                                                   540            699              -
  Contingently issuable shares                                               -             11              -
                                                                ---------------- -------------- --------------
Shares used in calculating per share amounts - Diluted                  10,392         13,081         12,939
                                                                ---------------- -------------- --------------
                                                                ---------------- -------------- --------------

                        BIOSITE DIAGNOSTICS INCORPORATED

COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which became effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Included in the Company's statements of equity, other comprehensive income consisting of unrealized gains and losses on investments are reported. Comprehensive income or loss was not materially different than net income or loss.

SEGMENT INFORMATION

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Segment Information, which became effective for fiscal years beginning after December 15, 1997. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and that adoption of this standard did not have a material impact on the Company's financial statements.

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

The Company purchased license rights for technologies utilized in products for sale of $3.5 million, $0, and $5.0 million during the years ended December 31, 1996, 1997 and 1998, respectively. Accumulated amortization of license rights at December 31, 1996, 1997 and 1998 was approximately $1.8 million, $2.4 million and $4.0 million, respectively

3. Collaborative and Distribution Agreements

    In 1997, the Company successfully completed feasibility studies for the NeoralChek System under its antibody license agreement with Novartis Pharma AG ("Novartis"). As a result of this milestone achievement, Novartis invested, in January 1998, an additional $500,000 in Biosite in exchange for a convertible debenture. The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on the IPO price of $12.00 per share. Additionally, the Company and Novartis entered into an agreement to expand the scope of the collaborative development of the NeoralChek System. For the years ended December 31, 1997 and 1998, the Company recognized contract revenues of $400,000 and $1.1 million, respectively. The expansion of the collaboration may result in additional payments to Biosite upon attainment of milestones.

    In February 1995, the Company entered into a collaborative development and distribution agreement that included the Asian marketing rights to the Triage Cardiac Panel under development. Under this agreement, the Company will receive up to $2.0 million upon the completion of certain milestones. Recognition of revenue under this agreement will occur as the milestones are attained. For the year ended December 31, 1998, the Company recognized contract revenues of $1.3 million for the completion of certain milestones under the agreement.

                        BIOSITE DIAGNOSTICS INCORPORATED

    In June 1994, the Company entered into a collaborative development agreement and a distribution agreement with Merck KgaA ("Merck"), a former stockholder, for the development and marketing of the Triage Cardiac Panel and under such agreements, Merck was to fund a portion of the development costs. The Company recognized revenue under this agreement on the percentage of completion basis as costs were incurred. For the years ended December 31, 1996 and 1997, the Company incurred $2,554,000 and $2,866,000, respectively, in expenses under this agreement and recognized $1,102,000 and $778,000 respectively, as contract revenue.

    As a result of a decision by Merck to refocus away from certain aspects of the human diagnostic business, in 1997, the Company terminated agreements with Merck for the development and distribution of the Triage Cardiac System and the distribution of the Triage DOA Panel product line. Upon termination, the Company paid a $2.1 million cash payment and forgave approximately $1.3 million owed to the Company by Merck related to the development of the Triage Cardiac System. Such expenses were charged to reacquisition of distribution rights in the accompanying statements of operations. During the last half of 1998, the Company finalized alliances with several European partners, forming a network of distributors to market its products in certain European countries.

4. Cash, Cash Equivalents and Marketable Securities

    The following is a summary of cash, cash equivalents and available-for-sale marketable securities by balance sheet classification at December 31, 1997:

                                                                                  Gross          Gross            Estimated
                                                               Amortized       Unrealized      Unrealized            Fair
                                                                  Cost            Gains          Losses              Value
                                                              -------------    ------------    -----------      ------------
Cash and cash equivalents:
  Cash                                                        $  1,052,970       $       -     $        -       $   1,052,970
  Money market fund                                                285,394               -              -             285,394
  Commercial paper                                                 991,910               -              -             991,910
                                                              ------------       ---------     ----------       -------------
                                                                 2,330,274               -              -           2,330,274
Marketable securities:
  Certificates of deposit                                        2,093,829               -             (4)          2,093,825
  U.S. Government debt securities                                4,010,950          11,070              -           4,022,020
  Corporate debt securities                                     30,812,958             935         (2,571)         30,811,322
                                                              ------------       ---------     ----------       -------------
                                                                36,917,737          12,005         (2,575)         36,927,167
                                                              ------------       ---------     ----------       -------------
Total cash, cash equivalents and available-for-sale
  marketable securities                                       $ 39,248,011       $  12,005     $   (2,575)      $  39,257,441
                                                              ------------       ---------     ----------       -------------
                                                              ------------       ---------     ----------       -------------


    The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1998:

                                                                                  Gross          Gross            Estimated
                                                               Amortized       Unrealized      Unrealized            Fair
                                                                  Cost            Gains          Losses              Value
                                                              -------------    ------------    -----------      ------------
Cash and cash equivalents:
  Cash                                                        $    449,352       $       -     $        -       $     449,352
  Corporate debt securities                                        312,985               -              -             312,985
                                                              ------------       ---------     ----------       -------------
                                                                   762,337               -              -             762,337
Marketable securities:
  Certificate of deposit                                         2,005,724           1,784              -           2,007,508
  U.S. Government debt securities                                  499,182           1,133              -             500,315
  Corporate debt securities                                     30,903,159          79,836        (23,977)         30,959,018
                                                              ------------       ---------     ----------       -------------
                                                                33,408,065          82,753        (23,977)         33,466,841
                                                              ------------       ---------     ----------       -------------
Total cash, cash equivalents and available-for-sale
  marketable securities                                       $ 34,170,402       $  82,753     $  (23,977)      $  34,229,178
                                                              ------------       ---------     ----------       -------------
                                                              ------------       ---------     ----------       -------------

                        BIOSITE DIAGNOSTICS INCORPORATED

    The amortized cost and estimated fair value of available-for-sale securities at December 31, 1998, by contractual maturity, are as follows:

                                                                    Amortized          Estimated
                                                                       Cost            Fair Value
                                                                  -------------       -------------
         Marketable securities:
           Due in one year or less                                $  21,166,327       $ 21,197,915
           Due after one year through two years                      12,241,738         12,268,926
                                                                  -------------       ------------
                                                                  $  33,408,065       $ 33,466,841
                                                                  -------------       ------------
                                                                  -------------       ------------

5. Balance Sheet Information

Inventories consist of the following:

                                                                              December 31,
                                                                     1997                       1998
                                                                -------------               -------------
Raw materials                                                   $    779,965                $  1,405,176
Work in process                                                    1,214,894                   2,938,548
Finished goods                                                       175,037                      20,643
                                                                ------------                ------------
                                                                $  2,169,896                $  4,364,367
                                                                ------------                ------------
                                                                ------------                ------------

Property, equipment and leasehold improvements consist of the following:

                                                                              December 31,
                                                                      1997                      1998
                                                                -------------              -------------
Machinery and equipment                                         $  10,655,422              $  12,936,671
Furniture and fixtures                                                836,933                    986,368
Leasehold improvements                                              2,564,894                  3,225,746
                                                                -------------              -------------
                                                                   14,057,249                 17,148,785
Less accumulated depreciation and amortization                     (6,840,266)                (9,835,112)
                                                                -------------              -------------
                                                                $   7,216,983              $   7,313,673
                                                                -------------              -------------
                                                                -------------              -------------

6. Debt and Commitments

Debt consisted of the following:

                                                                          December 31,
                                                                 1997                       1998
                                                         -------------------        -------------------
Equipment financing notes, payable $179,901
  monthly including interest at 6.59% to 9.65%;
  due January 1999 to December 2003; secured by
  equipment                                                 $   5,129,175              $   5,674,709

Less current portion                                            1,332,200                  1,636,265
                                                            -------------              -------------
Total long-term obligations                                 $   3,796,975              $   4,038,444
                                                            -------------              -------------
                                                            -------------              -------------

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

                        BIOSITE DIAGNOSTICS INCORPORATED

    As of December 31, 1998, approximate future principal payments of the equipment financing notes are due as follows: 1999 - $1,636,000; 2000 - $1,575,000; 2001 - $1,304,000; 2002 - $876,000; and 2003 - $284,000.

    Interest charged to expense to arrive at operating income (loss) was approximately $360,000, $357,000, and $320,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

    The Company leases its office, manufacturing and research facilities under operating leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases. The Company has options to renew certain of the facilities leases for a period of two years. Included in deposits and other assets in the accompanying balance sheets is approximately $199,000 and $85,000 of security deposits in conjunction with operating lease and equipment financing agreements at December 31, 1997 and 1998, respectively.

Approximate annual future minimum operating lease payments as of December 31, 1998 are as follows:

                                                                  Operating
      Year                                                          Leases
      ----                                                      --------------
      1999                                                        $1,071,000
      2000                                                         1,155,000
      2001                                                           230,000
      2002                                                           234,000
      2003                                                            60,000
                                                                   ---------
           Total minimum lease payments                           $2,750,000
                                                                  ----------
                                                                  ----------

    Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $876,000, $1,033,000 and $879,000 respectively. Equipment under equipment financing notes was approximately $6,478,000 and $8,510,000 at December 31, 1997, and 1998, respectively. Accumulated depreciation of equipment under equipment financing at December 31, 1997 and 1998 was approximately $1,874,000 and $3,607,000, respectively.

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

STOCK PLANS

    The Company's 1989 Stock Plan provided for both the direct sale of common stock and for the grant of options to purchase common stock to employees, directors, consultants and advisors of the Company. As of December 31, 1998, 144,476 shares have been sold directly under the plan and no shares were available for future issuance of common stock or grant of options to purchase common stock under the 1989 Stock Plan.

                        BIOSITE DIAGNOSTICS INCORPORATED

    In December 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Stock Plan"). The 1996 Stock Plan replaced the Company's 1989 Stock Plan. Although all future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. As of December 31, 1998, a pool of 1,400,000 shares has been reserved for issuance under the 1996 Stock Plan. Additionally, any unpurchased shares of common stock pursuant to unissued, expired or cancelled options under the 1989 Stock Plan become available for awards under the 1996 Stock Plan.

    The options are generally subject to four year vesting and expire ten years from the date of grant. At December 31, 1998, 108,519 shares were available for future issuance of common stock or grant of options to purchase common stock under the 1996 Stock Plan.

Information with respect to the Company's 1989 Stock Plan and 1996 Stock Plan option activity is as follows:

                                                                                                 Weighted
                                                                                                 average
                                                                                                 exercise
                                                                                  Shares          price
                                                                                 --------       ----------
    Balance at December 31, 1995                                                  788,255        $  1.63
      Granted at fair value                                                       957,500        $  6.45
      Exercised                                                                  (103,978)       $  0.83
      Cancelled                                                                  (359,797)       $  7.87
                                                                                 --------        -------
    Balance at December 31, 1996                                                1,281,980        $  3.46
      Granted at fair value                                                       388,400        $  9.93
      Exercised                                                                  (154,996)       $  1.27
      Cancelled                                                                   (75,661)       $  5.65
                                                                                  -------        -------
    Balance at December 31, 1997                                                1,439,723        $  5.33
    Granted at fair value                                                         968,025        $ 12.30
      Exercised                                                                   (71,391)       $  3.06
      Cancelled                                                                   (64,777)       $  9.66
                                                                                  -------        -------
    Balance at December 31, 1998                                                2,271,580        $  8.25
                                                                                ---------        -------
                                                                                ---------        -------

The following is a further breakdown of the options outstanding under the 1989 Stock Plan and 1996 Stock Plan as of December 31, 1998:

                                             Weighted
                                              average                                                    Weighted
                                             remaining           Weighted                            average exercise
 Range of exercise         Options        contractual life   average exercise        Options         price of options
       price             outstanding          in years            price            exercisable         exercisable
----------------------------------------------------------------------------------------------------------------------
$0.24  - $3.75             535,610              5.71             $ 2.16               470,232             $ 1.99
$5.06  - $7.25             558,676              7.98             $ 5.61               282,341             $ 5.59
$7.88  - $13.25            532,976              8.80             $10.01               159,790             $10.26
$13.88 - $16.31            644,318              9.37             $14.14               103,893             $14.19
----------------------------------------------------------------------------------------------------------------------
$0.24  - $16.31          2,271,580              8.03             $ 8.25             1,016,256             $ 5.54
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

                        BIOSITE DIAGNOSTICS INCORPORATED

    Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 1996, 1997, and 1998:

                              1996                         1997                         1998
                              --------------------------------------------------------------
Risk-free interest rate       6%                           6%                           5.25%
Volatility                    55%                          55%                          83%
Dividend yield                0%                           0%                           0%
Expected life of options      6 years                      6 years                      5 years


    For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information follows:

                                                                    Years ended December 31,
                                                           1996               1997           1998
                                                           ----               ----           ----
Adjusted pro forma net income (loss)                   $ 3,201,956       $   430,973    $ (3,256,548)
Adjusted pro forma diluted net income (loss)
  per share                                            $      0.31       $      0.03    $      (0.25)

    The pro forma effects on net income for 1996, 1997, and 1998 are not likely to be representative of the effects on reported net income or loss in future years. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

EMPLOYEE STOCK PURCHASE PLAN

    In December 1996, the Company adopted an Employee Stock Purchase Plan ("ESPP") which provides employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. A pool of 350,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions). During the years ended December 31, 1997 and 1998, 54,754 and 71,304 shares, respectively, were issued under the ESPP. As of December 31, 1998, 223,942 shares of common stock were available for issuance under the ESPP.

At December 31, 1998, a total of 2,604,041 shares of the Company's common stock were reserved for future issuances under the Company's stock plans and employee stock purchase plan.

STOCK REPURCHASE PROGRAM

    In September 1998, the Company initiated a common stock repurchase program, under which it may purchase up to one million shares of its common stock. The duration of the repurchase program is open-ended. Under the program, Biosite may purchase shares of its common stock from time to time through open market and privately negotiated transactions at prices deemed appropriate by its management. During 1998, the Company repurchased 122,400 shares of its common stock at a total cost of approximately $842,000.

                        BIOSITE DIAGNOSTICS INCORPORATED

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

8. Income Taxes

    Significant components of the income tax benefit (provision) are as follows:

                                               Years Ended December 31,
                                       1996             1997               1998
                                   ------------     -------------      -----------
    Current:
      Federal                      $  (146,000)     $   (555,000)      $    69,000
      State                             (5,000)         (458,000)            1,000
                                   ------------     -------------      -----------
                                      (151,000)       (1,013,000)           70,000
    Deferred:
      Federal                         (304,000)          499,000         1,053,000
      State                            194,000           432,000           325,000
                                   ------------     -------------      -----------
                                      (110,000)          931,000         1,378,000
                                   ------------     -------------      -----------
                                   $  (261,000)     $    (82,000)      $ 1,448,000
                                   ------------     -------------      -----------
                                   ------------     -------------      -----------

    As of December 31, 1998, the Company had federal research and development, California research and development, and California manufacturers' credit carryforwards of approximately $1,552,000, $685,000, and $425,000, respectively. The federal research and development, California research and development, and California manufacturers' credits will begin expiring in 2003, 2003, and 2005, respectively, unless previously utilized.

    Significant components of the Company's deferred tax assets as of December 31, 1997 and 1998 are shown below.

                                                                                   December 31,
                                                                             1997               1998
                                                                         -----------        -----------
      Deferred tax assets:
        Research and development credit                                  $ 1,511,000        $ 1,997,000
        Federal and California Alternative Minimum Tax credit                203,000            277,000
        California Manufacturers' credit                                     277,000            276,000
        Capitalized research expenses                                         40,000             21,000
        Other                                                                738,000          1,476,000
                                                                         -----------        -----------
                Total deferred tax assets                                  2,769,000          4,047,000
      Deferred tax liability:
        Tax over book depreciation                                          (121,000)           (21,000)
                                                                         -----------        -----------
      Net deferred tax assets                                            $ 2,648,000        $ 4,026,000
                                                                         -----------        -----------
                                                                         -----------        -----------

                        BIOSITE DIAGNOSTICS INCORPORATED

    No valuation has been recorded to offset the deferred tax assets as the Company has determined that it is more likely than not that such assets will be realized. As of December 31, 1998, the Company has approximately $4.0 million of net deferred tax assets, with no offsetting valuation allowance as realization of such assets has been assessed by the Company as more likely than not. The realization of the deferred tax assets is dependent upon the generation of future taxable income of approximately $10 million. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, the Company will record a valuation allowance against all or a portion of the net deferred tax assets.

    The reconciliation of income tax computed at the federal statutory tax rate to the benefit (provision) for income taxes is as follows:

                                                                                           December 31,
                                                                                 1996          1997          1998
                                                                              ----------    ----------    ----------
      Tax at federal statutory rate                                               35%           35%            35%
      Permanent tax differences                                                    2            (2)            (5)
      Decrease in valuation allowance for deferred tax assets                    (29)            -              -
      Tax credits                                                                  -           (30)            31
      Other                                                                       (1)            3             (4)
                                                                                ------        ------        ------
      Effective rate                                                               7%            6%            57%
                                                                                ------        ------        ------
                                                                                ------        ------        ------

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

10. Defense of Patent Matters

In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleged that the Company's Triage DOA Panel products infringed a patent held by the plaintiffs, which expires in August 2000. The plaintiffs sought to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. Because of a merger, the identity of the plaintiffs changed to Dade Behring Inc., Dade Behring Marburg GmbH and Syva Company (collectively "Dade Behring"). To avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, the Company obtained a license to the patent and will provide Dade Behring the option to evaluate certain proprietary antibodies, resulting in a net payment of $1,050,000 to Dade Behring by Biosite. The Company has charged to defense of patent matters in the accompanying statements of income the applicable license costs related to years prior to 1998 of $604,000.

                        BIOSITE DIAGNOSTICS INCORPORATED

    On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringes U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral sought a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engaged in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. In February 1999, a settlement agreement was executed that resolved all disputes between the companies without a material adverse financial impact to Biosite.

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

    Legal defense costs were approximately $17,000, $331,000, and $4,257,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

                        BIOSITE DIAGNOSTICS INCORPORATED

11. Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statement, the provision for income taxes is estimated using the best available information for projected results for the entire year

                                                                                            1997
                                                                       FIRST         SECOND        THIRD         FOURTH
                                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                                   -------------- ------------- ------------- -------------
                                                                            (in thousands, except per share data)
Net Sales                                                           $  7,533       $  7,797       $  8,079    $   8,268
Gross Profit                                                           5,909          6,184          6,385        6,273
Income (loss) before income taxes                                      1,527          1,533          1,155       (2,935)
Net Income (Loss)                                                        992            986            889       (1,669)

Net income (loss) per share
  - Basic                                                           $   0.15       $   0.08       $   0.07    $   (0.13)
  - Diluted                                                         $   0.08       $   0.07       $   0.07    $   (0.13)

Shares used in calculating per share amounts
  - Basic                                                              6,621         12,750         12,803       12,820
  - Diluted                                                           11,886         13,440         13,454       12,820

                                                                                             1998
                                                                       FIRST         SECOND        THIRD         FOURTH
                                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                                   -------------- ------------- ------------- -------------
                                                                            (in thousands, except per share data)
Net sales                                                           $  7,884       $  8,711       $  8,752    $   9,077
Gross profit                                                           6,129          6,368          5,715        5,699
Income (loss) before income taxes                                       (724)          (310)           219       (1,745)
Net income (loss)                                                       (500)          (374)           455         (693)

Net income (loss) per share
  - Basic                                                           $  (0.04)      $  (0.03)      $   0.04    $   (0.05)
  - Diluted                                                         $  (0.04)      $  (0.03)      $   0.03    $   (0.05)

Shares used in calculating per share amounts
  - Basic                                                             12,906         12,938         12,986       12,923
  - Diluted                                                           12,906         12,938         13,514       12,923

                                   SCHEDULE II

                        BIOSITE DIAGNOSTICS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------- ------------------ ---------------------------------- ------------- -------------
                      COL. A                       COL. B                         COL. C             COL. D          COL. E
--------------------------------------------- ------------------ ---------------------------------- ------------- -------------
                                                                                Additions
--------------------------------------------- ------------------ ---------------------------------- ------------- -------------
                                                                                    Charged to
                                                 Balance at      Charged to Costs      Other                        Balance at
                    Description                 Beginning of       and Expenses      Accounts-      Deductions -      End of
                                                   Period                             Describe       Describe         Period
--------------------------------------------- ------------------ ----------------- ---------------- ------------- -------------
Year ended December 31, 1998
Allowance for doubtful accounts                  $  13,721         $   4,311             $ -        $      -         $  18,032
Reserve for obsolete or excess inventory         $ 304,860         $ 540,662             $ -        $ 46,878 (2)     $ 798,644


Year ended December 31, 1997
Allowance for doubtful accounts                  $   4,405         $  19,555             $ -        $ 10,239 (1)     $  13,721
Reserve for obsolete or excess inventory         $ 193,736         $ 119,230             $ -        $  8,106 (2)     $ 304,860

Year ended December 31, 1996
Allowance for doubtful accounts                  $       -         $   4,405             $ -        $        -       $   4,405
Reserve for obsolete or excess inventory         $ 213,322         $ (18,026) (3)        $ -        $  1,560 (2)     $ 193,736


(1)   Uncollectible accounts written off, net of recoveries
(2)   Write off of obsolete or excess inventory
(3) Reduction for revised estimate of reserve for excess inventory due to growth in sales forecast and composition of inventory