Form 10-Q
period 1999-03-31
BIOSITE DIAGNOSTICS INC
filed 1999-05-12
CIK 834306

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

For the quarterly period ended March 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________

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

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at April 30, 1999 was 13,040,963

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        BIOSITE DIAGNOSTICS INCORPORATED
                                   FORM 10-Q

                                     INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION


Item 1.         Financial Statements:
                Condensed Balance Sheets as of March 31, 1999 (Unaudited)
                  and  December 31, 1998.......................................................         1
                Condensed Statements of Operations (Unaudited) for the three months
                  ended March 31, 1999 and 1998................................................         2
                Condensed Statements of Cash Flows (Unaudited) for the three
                  months ended March 31, 1999 and 1998.........................................         3
                Notes to Condensed Financial Statements (Unaudited)............................         4

Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................         6

Item 2a.        Quantitative and Qualitative Disclosure about Market Risk......................        11


PART II. OTHER INFORMATION


Item 1.         Legal Proceedings..............................................................        18

Item 2.         Changes in Securities and Use of Proceeds......................................  Not Applicable

Item 3.         Defaults Upon Senior Securities................................................  Not Applicable

Item 4.         Submission of Matters to a Vote of Security Holders............................  Not Applicable

Item 5.         Other Information..............................................................  Not Applicable

Item 6.         Exhibits and Reports on Form 8-K...............................................        18


Signatures      ...............................................................................        19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                              MARCH 31,            DECEMBER 31,
                                                                                1999                   1998
                                                                            -------------         -------------
                                                                             (Unaudited)              (Note)
Assets
Current assets:
  Cash and cash equivalents                                                  $  1,757,746          $    762,337
  Marketable securities, available-for-sale                                    30,059,573            33,466,841
  Accounts receivable                                                           6,699,698             6,573,735
  Inventory                                                                     4,822,633             4,364,367
  Other current assets                                                          3,302,953             3,133,960
                                                                            -------------         -------------
        Total current assets                                                   46,642,603            48,301,240
Property, equipment and leasehold improvements,  net                            7,060,594             7,313,673
Patents and license rights, net                                                 7,007,814             7,203,433
Other assets                                                                    4,304,222             2,990,765
                                                                            -------------         -------------
                                                                             $ 65,015,233          $ 65,809,111
                                                                            =============         =============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                           $  2,486,197          $  1,503,354
  Accrued salaries and other                                                    3,044,144             2,699,663
  Accrued costs for defense of patent matters                                          --             1,248,191
  Current portion of long-term obligations                                      1,655,367             1,636,265
                                                                            -------------         -------------
        Total current liabilities                                               7,185,708             7,087,473
Long-term obligations                                                           3,921,250             4,038,444
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none
  issued and outstanding at March 31, 1999 and December 31, 1998                       --                    --
Common stock, $.01 par value, 25,000,000 shares authorized; 13,002,373 and 12,926,706 shares issued and outstanding at March 31, 1999 and
  December 31, 1998, respectively                                                 130,024               129,267
Additional paid-in capital                                                     54,531,955            54,250,324
Unrealized net gain on marketable securities, net of related tax effect             7,840                35,266
Deferred compensation                                                            (180,784)             (207,845)
Accumulated deficit                                                              (580,760)              476,182
                                                                            -------------         -------------
        Total stockholders' equity                                             53,908,275            54,683,194
                                                                            -------------         -------------
                                                                             $ 65,015,233          $ 65,809,111
                                                                            =============         =============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                    1999                  1998
                                                                ------------          ------------
        Net sales                                               $  9,447,721          $ 7,883,961
        Cost of sales                                              3,741,917            1,755,061
                                                                ------------          ------------
        Gross profit                                               5,705,804            6,128,900

        Operating Expenses:
           Selling, general and administrative                     4,945,059            3,951,424
           Research and development                                3,045,235            2,964,702
           Defense of patent matters                                      --              849,163
                                                                ------------          ------------
                                                                   7,990,294            7,765,289
                                                                ------------          ------------
        Operating income (loss)                                   (2,284,490)          (1,636,389)

        Other income:
           Interest and other income                                 498,548              611,908
           Contract revenue                                               --              300,000
                                                                ------------          ------------

        Income (loss) before benefit (provision) for
           income taxes                                           (1,785,942)            (724,481)
        Benefit (provision) for income taxes                         729,000              224,000
                                                                ------------          ------------

        Net income (loss)                                       $ (1,056,942)         $  (500,481)
                                                                =============         ============

        Net income (loss) per share
          - Basic                                               $      (0.08)         $     (0.04)
                                                                =============         ============
          - Diluted                                             $      (0.08)         $     (0.04)
                                                                =============         ============

        Shares used in calculating per share amounts
          - Basic                                                 12,973,000           12,906,000
                                                                =============         ============
          - Diluted                                               12,973,000           12,906,000
                                                                =============         ============

        See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                         ---------------------------------
                                                                              1999               1998
                                                                         --------------     --------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities                       $   (505,148)     $   1,339,982

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities                  9,716,659         12,364,404
Purchase of marketable securities                                           (6,355,101)       (13,851,677)
Purchase of property, equipment and leasehold improvements                    (456,840)        (1,178,922)
Patents, license rights, deposits and other assets                          (1,588,457)           407,344
                                                                          ------------      -------------
Net cash provided by (used in) investing activities                          1,316,261         (2,258,851)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                                326,121            661,406
Principal payments under financing obligations                                (424,213)          (341,600)
Proceeds from issuance of convertible debenture                                     --            500,000
Proceeds from issuance of stock, net                                           282,388             78,093
                                                                          ------------      -------------
Net cash provided by financing activities                                      184,296            897,899
                                                                          ------------      -------------

Increase (decrease) in cash and cash equivalents                               995,409            (20,970)
Cash and cash equivalents at beginning of period                               762,337          2,330,274
                                                                          ------------      -------------
Cash and cash equivalents at end of period                                $  1,757,746      $   2,309,304
                                                                          ============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                                           $    110,241      $     103,721
                                                                          ============      =============
  Income taxes  paid                                                      $         --      $       4,800
                                                                          ============      =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible debenture into common stock                   $         --      $     499,992
                                                                          ============      =============

      See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or losses will continue.

    The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

    Shares used in calculating basic and diluted earnings per share were as follows:

                                                                 Three months ended March 31,
                                                                      1999            1998
                                                                ---------------  -------------
Shares used in calculating per share amounts -- Basic
   (Weighted average common shares outstanding )                   12,973            12,906

Effect of common share equivalents:
  Net effect of dilutive common stock options using the
   treasury stock method                                               --                --
                                                                ===============  =============
Shares used in calculating per share amounts -- Diluted             12,973            12,906
                                                                ===============  =============

3.  BALANCE SHEET INFORMATION

     Inventories consist of the following:

                                                   MARCH 31,      DECEMBER 31,
                                                     1999             1998
                                                  -----------     -----------
       Raw materials                              $ 1,483,369     $ 1,405,176
       Work-in-process                              3,035,899       2,938,548
       Finished goods                                 303,365          20,643
                                                  -----------     -----------
                                                  $ 4,822,633     $ 4,364,367
                                                  ===========     ===========


4.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. SFAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted for this item, comprehensive income is as follows:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                    1999                  1998
                                                                ------------          -----------
        Net income (loss)                                       $ (1,056,942)         $  (500,481)
        Change in unrealized net gain (loss) on marketable
           securities, net of tax                                     27,426              (20,174)
                                                                ------------          -----------
        Comprehensive income

                                                                $  1,029,516          $  (520,655)
                                                                ============          ===========

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, manufacturing scale-up and efficiency issues, dependence on others, the impact of competitive products, third party reimbursement issues, changing market conditions and the other risks detailed under "Factors that May Affect Results" and throughout the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q and its Form 10-K, respectively. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

    Biosite Diagnostics Incorporated (the "Company") was established in 1988. The Company has been primarily involved in the research, development, manufacturing and marketing of rapid diagnostic tests. In 1992, the Company began commercial sales of the Company's primary product, the Triage Panel for Drugs of Abuse ("Triage DOA Panel"). In 1998, the Company began selling three additional products, the Triage C. DIFFICILE Panel, the Triage Parasite Panel and the Triage Cardiac System. The Company markets the products worldwide primarily through distributors supported by the Company's direct sales force. The Company's principal markets are hospital laboratories and emergency departments. In addition to focusing its attention on commercial activities associated with these products, the Company continues to invest in the research and development of additional rapid tests designed to aid in the diagnosis of several critical diseases or conditions, including congestive heart failure and certain bacterial infections. The Company is also developing a diagnostic test to aid in the dosing of immunosuppressant drugs.

    The Company incurred an operating loss during the last six quarters. The Company may not return to operating profitability on a quarterly or annual basis in the future. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, manufacturing scale-up issues, manufacturing inefficiencies or delays, regulatory delays, product recalls, shipment problems, seasonal customer demand, the timing or cancellation of significant orders, changes in reimbursement policies, competitive pressures on average selling prices and changes in the mix of products sold.

    As a result of manufacturing scale-up and capacity constraint issues related to the production of the Triage Cardiac System, the Company developed a backlog of orders for the Triage Cardiac System during the third and fourth quarters of 1998. The Company addressed the manufacturing scale-up and capacity constraint issues and filled the backlog orders during December 1998 and the first quarter of 1999. During the first quarter of 1999, the Company encountered manufacturing inefficiencies related to the production of the Triage Cardiac System. The Company manufactures and ships its other products shortly after receipt of orders and has not developed a significant backlog for such products and does not anticipate it will develop a material backlog for such products in the future.

    Because the Company is continuing to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products and new product development, the Company's operating results would be adversely affected if its sales or gross profit did not correspondingly increase or if its product development efforts were unsuccessful or are subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. The Company may not sustain revenue growth or return to profitability on a quarterly or annual basis and its operating results may not be consistent with predictions made by securities analysts.

RECENT DEVELOPMENTS

BIOSITE DISCOVERY PROGRAM

    In March 1999, the Company introduced its Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. The Company will seek to use its expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. In return, Biosite intends to obtain diagnostic rights to the proteins under study. Biosite will utilize its proprietary Omniclonal(TM) antibody development technology to develop high affinity antibodies for the characterization and validation of protein targets. Initially, Biosite will focus on disease target markers in four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to Biosite's product development pipeline. The Company executed its first collaborative agreement under the Biosite Discovery program in the cardiovascular area with Scios Inc. in November 1998.

LITIGATION

    In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleged that the Company's Triage DOA Panel products infringed a patent held by the plaintiffs, which expires in August 2000. The plaintiffs sought to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. Because of a merger, the identity of the plaintiffs changed to Dade Behring Inc., Dade Behring Marburg GmbH and Syva Company (collectively "Dade Behring"). To avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, the Company obtained a license to the patent and will provide Dade Behring the option to evaluate certain proprietary technology. The terms of the settlement resulted in a net payment of $1,050,000 to Dade Behring by Biosite.

    On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringed U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral sought a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engaged in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. In February 1999, a settlement agreement was executed that resolved all disputes between the companies without a material adverse financial impact to Biosite.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1999          1998
                                                      ------------  ------------
        Net sales.................................        100%           100%
        Cost of sales.............................         40             22
                                                      ------------  ------------
        Gross profit..............................         60             78

        Operating Expenses:

         Selling, general and administrative......         52             50
         Research and development.................         32             38
         Defense of patent matters................         --             11
                                                      ------------  ------------
        Total operating expenses..................         85             99

        Income (loss) from operations.............        (24)           (21)
        Interest and other income, net............          5             12
                                                      ------------  ------------

        Income (loss) before benefit (provision)
          for income taxes........................        (19)           (9)
        Benefit (provision) for income taxes......          8             3
                                                      ------------  ------------
        Net income (loss).........................        (11)%          (6)%
                                                      ------------  ------------
                                                      ------------  ------------

    NET SALES. Net sales increased 20% to $9.4 million for the three months ended March 31, 1999 from $7.9 million for the three months ended March 31, 1998. The increase was primarily attributable to the introduction of new products. The Triage C. DIFFICILE Panel and Triage Parasite Panel were launched in March 1998 and October 1998, respectively. The Triage Cardiac System was introduced in May 1998. Net sales for the new products were approximately $1.6 million for the first quarter of 1999, as compared to $53,000 for the same period in 1998. Net sales of the Triage DOA Panel for the first quarter of 1999 were consistent with net sales of the product for the same period in 1998. The Company believes that the growth in sales of the Triage DOA Panel products has slowed and may begin to decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    GROSS PROFIT. Gross profit decreased 7% to $5.7 million for the first quarter of 1999 from $6.1 million for the same period in 1998. The overall gross margin decreased to 60% for the first quarter of 1999 from 78% for the same period in 1998. Gross margins decreased primarily as a result of the introduction of the Triage C. DIFFICILE and Parasite Panels and the Triage Cardiac System, which experienced lower gross margins than the Triage DOA Panel. During the first quarter, the Company experienced significant inefficiencies related to the production of the Triage Cardiac System, resulting in negative gross profits related to this product. The new products are expected to continue to realize lower or negative gross margins during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes and manufacturing scale-up, capacity constraint, and efficiency issues are addressed. The Company also expects the overall gross margins to continue to decrease as compared to 1998 as a result of both competitive pricing pressures related to the maturing Triage DOA product line, and the incremental manufacturing costs associated with new products until economies of scale can be achieved with the new products and until other manufacturing scale-up and efficiency issues are addressed.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 25% to $4.9 million for the first quarter of 1999 from $4.0 million for the first quarter of 1998. The 1999 increases resulted primarily from non-recurring administrative costs associated with reorganization of the Company's manufacturing operations totaling approximately $300,000. The Company also expended approximately $425,000. related to a business development opportunity that the Company has since decided to forego. Other increases in expenses were associated with additional marketing activities associated with new products, the expanded sales activities related to the Company's broader product lines and the increased administrative costs to support the Company's expanded operations and business development activities. The Company expects selling, general and administrative costs in 1999 to be significantly higher than in 1998, as the Company continues to expand its overall operations, including sales and marketing activities for the Company's new products, business development activities and administrative support functions. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of the Company's new products, the progress of business development activities, and domestic and international marketing and distribution strategies.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately $3.0 million for the three months ended March 31, 1999, consistent with the same period in 1998. During the first quarter of 1999, the Company's research and development resources were focused primarily on the development and clinical studies of the Triage BNP System and Triage LBP System, development of the Triage Enteric Panel, potential improvements to the Triage Cardiac System and Triage Micro Panel products and research activities associated with the Biosite Discovery Program. Significant activities in the first quarter of 1998 related to manufacturing scale-up activities for the Triage Cardiac System and Triage C. DIFFICILE Panel. The Company expects that its research and development expenses will increase in 1999, as compared to 1998 levels. The increased expenditures are expected to primarily relate to pre-clinical and clinical studies, product development efforts, the Biosite Discovery program and manufacturing scale-up activities. The Company initiated clinical trials for its Triage BNP System and Triage LBP System in late December and expects such clinical trials to extend into the third quarter of 1999. The costs associated with such clinical trials is expected to be significant. These potential products are subject to more complex regulatory approval requirements than the Company's previous products. The Company also may resume clinical trials for its NeoralChek System during the second half of 1999. The timing of the increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    DEFENSE OF PATENT MATTERS. Legal expenses associated with the Dade Behring and Spectral litigation totaled $849,000 for the first quarter of 1998. Settlement agreements were executed during the first quarter of 1999 that resolved both matters. In February 1999, a settlement agreement was executed that resolved all disputes between Spectral Diagnostics and the Company without a material adverse financial impact to Biosite. In March 1999, to avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement that resolved all disputes outstanding between the companies.

    INTEREST AND OTHER INCOME. Interest income decreased 16% to $499,000 for the three months ended March 31, 1999 from $595,000 for the same period in 1998. The decrease resulted primarily from the lower average balance of cash and marketable securities during the first quarter of 1999 as compared to the same period in 1998. No contract revenue was recognized in the first quarter of 1999 while contract revenues recognized in the first quarter of 1998 consisted of $300,000 from Novartis Pharma AG related to the development of the NeoralChek System.

    BENEFIT (PROVISION) FOR INCOME TAXES. The Company recorded a benefit for income taxes of $729,000 and for the same period in 1998, the Company recorded a benefit for income taxes of $224,000. At March 31, 1999, the Company has net deferred tax assets of $4,724,000; however, due to the fact that the Company has incurred operating losses in 1998 and through the first quarter of 1999, the Company will continue to evaluate the realizability of its net deferred tax assets. If realization becomes uncertain, a valuation allowance will be established against previously recognized deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the private placements. Since its inception, the Company has raised over $21.7 million in net cash proceeds from the private placement of equity securities and $1.5 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net cash proceeds from its initial public offering of common stock. At March 31, 1999, the Company had cash, cash equivalents and marketable securities of approximately $31.8 million compared to $34.2 million at December 31, 1998.

    The decrease in cash, cash equivalents and marketable securities during the three months ended March 31, 1999 is largely attributable to the net payment of $1,050,000 made to Dade Behring as part of the settlement of litigation between Dade Behring and Biosite in March 1999. Cash used in operating activities totaled $505,000 for the quarter compared to net cash generated from operating activities of $1,340,000 for the quarter ended March 31, 1998. Other significant uses of cash during the first quarter of 1999 included deposits and purchases of equipment and leasehold improvements totaling approximately $1 million. Proceeds from the sale of marketable securities that were not reinvested in other marketable securities totaled approximately $3.4 million and were used to meet the cash requirements of the Company during the first quarter of 1999.

    Significant sources of cash, cash equivalents and marketable securities for the quarter ended March 31, 1998 included proceeds from the issuance of a convertible debenture to Novartis for $500,000 (which was immediately converted into common stock) and the receipt of $661,000 in proceeds from equipment financing. Significant uses of cash, cash equivalents and marketable securities for the quarter ended March 31, 1998 included expenditures of $1.2 million for capital equipment and leasehold improvements and principal payments under equipment financing obligations of $342,000.

    The Company's primary short-term needs for capital, which are subject to change, are for the support of its commercialization efforts related to new products, potential licensing of certain technologies patented by others, potential procurement and enforcement of patents, expansion of its manufacturing capacity and efficiency for new products, potential repurchase of the Company's common stock and the continued advancement of research and development efforts. The Company executed agreements to license technologies patented by others which call for cash payments and future royalties based on product sales utilizing the licensed technologies. The Company may enter into additional licensing agreements which may include cash payments and future royalties based on product sales utilizing the licensed technologies. The Company utilizes credit arrangements with financial institutions to finance the purchase of capital equipment. As of March 31, 1999, the Company had an equipment financing line of credit with a financial institution totaling $4.0 million, of which $2.4 million was available for future borrowing. The line of credit expires on June 30, 1999. Additionally, the Company may utilize cash generated from operating activities, if any, to meet its capital requirements.

    The Company is evaluating various alternatives in addressing its future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and potentially a new campus corporate facility to be constructed in San Diego, which would be adequate for the Company's foreseeable future needs. If a new campus corporate facility is constructed to meet future needs, the Company would not anticipate relocating its operations to the new facility prior to January 2001. Relocation to a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

    The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under development are successfully developed, gain market acceptance and become and remain competitive, the timing and results of clinical studies and regulatory actions regarding the Company's potential products, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs, and the costs and timing associated with business development activities, including potential licensing of certain technologies patented by others. The failure by the Company to raise capital on acceptable terms, when needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company currently does not have contingency plans in the event it does not complete all phases of the Y2K program. Management, however, is considering contingency plans which involve, among other actions, manual workarounds, increasing inventories of key components to the manufacturing process and validating alternate vendors. The Company plans to evaluate the status of the contingency plans by June 1999 and determine whether such plans are necessary.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lesser extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does have the option to convert its variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At March 31, 1999, the Company had variable-rate debt totaling $1,922,000. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

    Additionally, the Company's purchases of Triage Meters from LRE are denominated in German Deutch Marks (DM) and sales of certain products to some international customers are denominated in the local currency of customers. The Company has on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of March 31, 1999, the Company had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at March 31, 1999 were not material.

FACTORS THAT MAY AFFECT RESULTS

    This report includes certain forward-looking statements about the Company's business and results of operations which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Annual Report on Form 10-K, which are incorporated by reference.

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

    In order to successfully commercialize any new products, the Company will be required to establish and maintain reliable, cost-efficient, high-volume manufacturing capacity, a cost-effective sales force and administrative infrastructure and an effective product distribution system for its products.

LIMITED HISTORY OF PROFITABILITY; POTENTIAL QUARTERLY FLUCTUATIONS IN FUTURE OPERATING RESULTS

    The Company incurred an operating loss during the last six quarters. The Company may not return to operating profitability on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or capacity constraints, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and defense and resolution of patent matters.

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

    In addition, although the Company expects some of its new products and products under development to share production attributes with the Triage DOA Panel, production of these products may require the development of new manufacturing technologies and expertise. These products may not be able to be manufactured by the Company or any other party at a cost or in quantities to make these products commercially viable. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms for its products under development, the Company's ability to conduct pre-clinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of new development programs, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company anticipates making significant expenditures to develop high volume manufacturing capabilities required for each of its new products and products currently under development, if the products are successfully developed. Manufacturing and quality control problems have arisen and may arise as the Company attempts to scale-up its manufacturing and such scale-up may not be achieved in a timely manner or at a commercially reasonable cost, or at all.

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

NEAR-TERM DEPENDENCE OF THE COMPANY ON THE TRIAGE DOA PANEL

    To date, sales of the Triage DOA Panel products have accounted for almost all of the Company's sales. The Company expects its revenue and profitability to substantially depend on the sale of the Triage DOA Panel products for the foreseeable future. A reduction in demand for the Triage DOA Panel products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for the Triage DOA Panel products. The Company's continued growth will depend on its ability to successfully commercialize its new products (the Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System), develop and commercialize other products, and to gain additional acceptance of the Triage DOA Panel products in new market segments, such as occupational health.

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

DEPENDENCE ON KEY DISTRIBUTORS; LIMITED DIRECT SALES EXPERIENCE

    The Company relies upon key distributor alliances, such as with Fisher HealthCare, to distribute the Triage DOA Panel products, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System and may rely upon distributors to distribute products under development. The Triage DOA Panel products are currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 86% of product sales in 1998) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on the Company's sales unless suitable alternatives can be arranged.

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

    In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleged that the Company's Triage DOA Panel products infringed a patent held by the plaintiffs, which expires in August 2000. The plaintiffs sought to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. Because of a merger, the identity of the plaintiffs changed to Dade Behring Inc., Dade Behring Marburg GmbH and Syva Company (collectively "Dade Behring"). To avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, the Company obtained a license to the patent and will provide Dade Behring the option to evaluate certain proprietary technology, resulting in a net payment of $1,050,000 to Dade Behring by Biosite. The Company has charged to defense of patent matters in the accompanying statements of income the applicable license costs related to years prior to 1998.

    On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringed U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral sought a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engaged in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. In February 1999, a settlement agreement was executed that resolved all disputes between the companies without a material adverse financial impact to Biosite.

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

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

    In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleged that the Company's Triage DOA Panel products infringed a patent held by the plaintiffs, which expires in August 2000. The plaintiffs sought to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. Because of a merger, the identity of the plaintiffs changed to Dade Behring Inc., Dade Behring Marburg GmbH and Syva Company (collectively "Dade Behring"). To avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, the Company obtained a license to the patent and will provide Dade Behring the option to evaluate certain proprietary technology. The settlement resulted in a net payment of $1,050,000 to Dade Behring by Biosite.

    On April 28, 1998, Spectral Diagnostics, Inc. ("Spectral") filed a patent infringement action against the Company in the U.S. District Court for the Western District of Wisconsin, alleging that the Company's Triage Cardiac Panel infringed U.S. patent 5,744,358 which was issued on the date the suit was filed. Spectral sought a permanent injunction and damages. Spectral also sought a preliminary injunction that would enjoin the Company from selling the Triage Cardiac Panel. On July 16, 1998, the Court issued an opinion denying the motion for a preliminary injunction. Spectral also moved for partial summary judgment on the issue of infringement. That motion was denied on July 20, 1998. The established trial date of August 31, 1998 was set aside while the two companies engaged in negotiations in an attempt to arrive at a settlement in regards to all disputes outstanding between Biosite and Spectral. In February 1999, a settlement agreement was executed that resolved all disputes between the companies without a material adverse financial impact to Biosite.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27.1         Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated:  May 11, 1999               BIOSITE DIAGNOSTICS INCORPORATED

                                       By:  /s/ CHRISTOPHER J. TWOMEY
                                            ----------------------------------
                                            Christopher J. Twomey
                                            Vice President, Finance and Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)