Form 10-Q
period 1999-06-30
BIOSITE DIAGNOSTICS INC
filed 1999-07-29
CIK 834306

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at July 26, 1999 was 13,054,932


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        BIOSITE DIAGNOSTICS INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION.......................................................1

ITEM 1.  FINANCIAL STATEMENTS........................................................1

   Condensed Balance Sheets..........................................................1
   Condensed Statements of Operations (Unaudited)....................................2
   Condensed Statements of Cash Flows (Unaudited)....................................3
   Notes to Condensed Financial Statements (Unaudited)...............................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS...........................................................6

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................10


PART II.  OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................19

SIGNATURES...........................................................................20


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIOSITE DIAGNOSTICS INCORPORATED

                               CONDENSED BALANCE SHEETS

                                                                            JUNE 30,           DECEMBER 31,
                                                                              1999                1998
                                                                           (Unaudited)            (Note)
                                                                           -----------         ------------
Assets
Current assets:
  Cash and cash equivalents                                                  $  1,252,448       $    762,337
  Marketable securities, available-for-sale                                    29,989,228         33,466,841
  Accounts receivable                                                           6,795,510          6,573,735
  Inventories                                                                   4,954,114          4,364,367
  Other current assets                                                          3,506,523          3,133,960
                                                                             ------------       ------------
        Total current assets                                                   46,497,823         48,301,240
Property, equipment and leasehold improvements,  net                            7,418,194          7,313,673
Patents and license rights, net                                                 6,907,225          7,203,433
Other assets                                                                    4,747,162          2,990,765
                                                                             ------------       ------------
                                                                             $ 65,570,404       $ 65,809,111
                                                                             ------------       ------------
                                                                             ------------       ------------

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                           $  1,892,977       $  1,503,354
  Accrued salaries and other                                                    3,265,385          2,493,735
  Accrued costs for defense of patent matters                                           -          1,248,191
  Accrued contract payable                                                        199,439            205,928
  Current portion of long-term obligations                                      1,784,049          1,636,265
                                                                             ------------       ------------
        Total current liabilities                                               7,141,850          7,087,473
Long-term obligations                                                           4,357,552          4,038,444
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none
  issued and outstanding at June 30, 1999 and December 31, 1998                         -                  -
Common stock, $.01 par value, 25,000,000 shares authorized; 13,044,661 and 12,926,706 shares issued and outstanding at June 30, 1999 and
  December 31, 1998, respectively                                                 130,447            129,267
Additional paid-in capital                                                     54,636,172         54,250,324
Unrealized net gain (loss) on marketable securities, net of related               (58,844)            35,266
  tax effect
Deferred compensation                                                            (153,421)          (207,845)
Accumulated deficit                                                              (483,352)           476,182
                                                                             ------------       ------------
        Total stockholders' equity                                             54,071,002         54,683,194
                                                                             ------------       ------------
                                                                             $ 65,570,404       $ 65,809,111
                                                                             ------------       ------------
                                                                             ------------       ------------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                          1999                1998                 1999               1998
                                                      ------------    ------------         ------------    ------------
Net sales                                              $10,593,579     $ 8,710,776         $ 20,041,300     $16,594,737
Cost of sales                                            3,262,624       2,342,185            7,004,541       4,097,246
                                                       -----------     -----------         ------------     -----------
Gross profit                                             7,330,955       6,368,591           13,036,759      12,497,491

Operating Expenses:
   Selling, general and administrative                   4,292,491       3,598,790            9,237,550       7,550,214
   Research and development                              3,596,798       2,973,609            6,642,033       5,938,311
   Defense of patent matters                                    --       1,153,668                   --       2,002,831
                                                       -----------     -----------         ------------     -----------
                                                         7,889,289       7,726,067           15,879,583      15,491,356
                                                       -----------     -----------         ------------     -----------
Operating income (loss)                                   (558,334)     (1,357,476)          (2,842,824)     (2,993,865)

Other income:
   Interest and other income                               441,742         577,185              940,290       1,189,093
   Contract revenue                                        310,000         470,616              310,000         770,616
                                                       -----------     -----------         ------------     -----------
Income (loss) before benefit (provision)
   for income taxes                                        193,408        (309,675)          (1,592,534)     (1,034,156)
Benefit (provision) for income taxes                       (96,000)        (64,000)             633,000         160,000
                                                       -----------     -----------         ------------     -----------
Net income (loss)                                      $    97,408     $  (373,675)        $   (959,534)    $  (874,156)
                                                       -----------     -----------         ------------     -----------
                                                       -----------     -----------         ------------     -----------

Net income (loss) per share
  - Basic                                              $      0.01     $     (0.03)        $      (0.07)    $     (0.07)
                                                       -----------     -----------         ------------     -----------
                                                       -----------     -----------         ------------     -----------
  - Diluted                                            $      0.01     $     (0.03)        $      (0.07)    $     (0.07)
                                                       -----------     -----------         ------------     -----------
                                                       -----------     -----------         ------------     -----------

Shares used in calculating per share amounts
  - Basic
                                                        13,015,000      12,938,000           12,994,000      12,922,000
                                                       -----------     -----------         ------------     -----------
                                                       -----------     -----------         ------------     -----------
  - Diluted                                             13,624,000      12,938,000           12,994,000      12,922,000
                                                       -----------     -----------         ------------     -----------
                                                       -----------     -----------         ------------     -----------

  See accompanying notes

                        BIOSITE DIAGNOSTICS INCORPORATED

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           1999               1998
                                                                       ------------      -------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities                    $    166,651      $    (570,768)

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities               14,607,103        21,716,132
Purchase of marketable securities                                        (11,286,339)      (21,147,529)
Purchase of property, equipment and leasehold improvements                (1,545,827)       (1,817,116)
Patents, license rights, deposits and other assets                        (2,305,397)          315,966
                                                                        ------------      ------------
Net cash used in investing activities                                       (530,460)         (932,547)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                            1,342,520         1,132,492
Principal payments under financing obligations                              (875,628)         (681,052)
Proceeds from issuance of convertible debenture                                   --           500,000
Repurchase and retirement of common stock                                   (350,641)               --
Proceeds from issuance of common stock, net                                  737,669           439,280
                                                                        ------------      ------------
Net cash provided by financing activities                                    853,920         1,390,720
                                                                        ------------      ------------
Increase (decrease) in cash and cash equivalents                             490,111          (112,595)

Cash and cash equivalents at beginning of period                             762,337         2,330,274
                                                                        ------------      ------------
Cash and cash equivalents at end of period                              $  1,252,448      $  2,217,679
                                                                        ------------      ------------
                                                                        ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                         $    220,095      $    210,114
                                                                        ------------      ------------
                                                                        ------------      ------------
  Income taxes  paid                                                    $         --      $      4,800
                                                                        ------------      ------------
                                                                        ------------      ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible debenture into common stock                 $         --      $    499,992
                                                                        ------------      ------------
                                                                        ------------      ------------

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

2.  EARNINGS PER SHARE

    Earnings per Share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options.

    Shares used in calculating basic and diluted earnings per share were as follows:

                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                    ----------------------        --------------------
                                                                      1999           1998          1999          1998
                                                                    ----------------------        --------------------
Weighted average common shares outstanding                           13,015         12,938        12,994        12,922
Effect of the assumed conversion of preferred shares                      -              -             -             -
Effect of the assumed conversion of convertible debenture                 -              -             -             -
                                                                    -------         ------        ------        ------
Shares used in calculating per share amounts - Basic                 13,015         12,938        12,994        12,922
Net effect of dilutive common share equivalents using the
   treasury stock method                                                609              -             -             -
                                                                    -------         ------        ------        ------
Shares used in calculating per share amounts - Diluted               13,624         12,938        12,994        12,922
                                                                    -------         ------        ------        ------
                                                                    -------         ------        ------        ------

3.  BALANCE SHEET INFORMATION

    Inventories consist of the following:

                                                JUNE 30,       DECEMBER 31,
                                                 1999              1998
                                              ----------       ------------
      Raw materials                           $1,821,830        $1,405,176
      Work-in-process                          2,492,834         2,938,548
      Finished goods                             639,450            20,643
                                              ----------        ----------
                                              $4,954,114        $4,364,367
                                              ----------        ----------
                                              ----------        ----------

4.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted for this item, comprehensive income is as follows:

                                                        THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                             JUNE 30,                                     JUNE 30,
                                                 ----------------------------------          ---------------------------------
                                                      1999                 1998                  1999                  1998
                                                 -----------           ------------          -----------           -----------
Net income (loss)                                $    97,408           $  (373,675)          $  (959,534)          $  (874,156)
Change in unrealized net gain (loss) on
   marketable securities, net of tax                 (66,683)               10,878               (94,110)               (9,296)
                                                 -----------           ------------          -----------           -----------
Comprehensive income (loss)                      $    30,725           $  (362,797)          $(1,053,644)          $  (883,452)
                                                 -----------           ------------          -----------           -----------
                                                 -----------           ------------          -----------           -----------

                                       -5-

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

    The Company incurred an operating loss during the last seven quarters. The Company may not return to operating profitability on a quarterly or annual basis in the future. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, manufacturing scale-up issues, manufacturing inefficiencies or delays, regulatory delays, product recalls, shipment problems, seasonal customer demand, the timing or cancellation of significant orders, changes in reimbursement policies, competitive pressures on average selling prices and changes in the mix of products sold.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                              1999          1998          1999          1998
                                                         --------------------------    -------------------------
        Net sales.................................             100%          100%          100%          100%
        Cost of sales.............................              31            27            35            25
                                                           -----------   ----------    ----------      ---------
        Gross profit..............................              69            73            65            75

        Operating Expenses:
         Research and development.................              34            34            33            36
         Selling, general and administrative......              40            41            46            45
         Defense of patent matters................               0            13             0            12
                                                           -----------   ----------    ----------      ---------
        Total operating expenses..................              74            88            79            93

        Income (loss) from operations.............              (5)          (15)          (14)          (18)
        Interest and other income, net............               7            12             6            12
                                                           -----------   ----------    ----------      ---------
        Income (loss) before benefit (provision)
          for income taxes........................               2            (3)           (8)           (6)
        Benefit (provision) for income taxes......              (1)           (1)            3             1
                                                           -----------   ----------    ----------      ---------
        Net income (loss).........................               1%           (4)%          (5)%          (5)%
                                                           -----------   ----------    ----------      ---------
                                                           -----------   ----------    ----------      ---------


    NET SALES. Net sales for the three and six months ended June 30, 1999 were $10.6 million and $20.0 million, respectively, representing increases of 22% and 21%, respectively, compared to the same periods of 1998. The increases in net sales were primarily attributable to the introduction of new products. The Triage C. DIFFICILE Panel and Triage Parasite Panel were launched in March 1998 and October 1998, respectively. The Triage Cardiac System was introduced in May 1998. New product sales for the three and six months ended June 30, 1999 were approximately $2.1 million and $3.7 million, respectively, as compared to $379,000 and $432,000, respectively, for the same periods of 1998. Net sales of the Triage DOA Panel for the second quarter and first half of 1999 were consistent with net sales of the product for the same periods in 1998. The Company believes that the growth in sales of the Triage DOA Panel products has slowed and may begin to decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    GROSS PROFIT. Gross profit for the three and six months ended June 30, 1999 was $7.3 million and $13.0 million, respectively, representing an increases of 15% and 4%, respectively, over the comparable periods of 1998. The overall gross margin decreased to 69% for the second quarter and to 65% for the first half of 1999 from 73% and 75% for the same periods in 1998. Gross margins decreased primarily as a result of the introduction of the Triage C. DIFFICILE and Parasite Panels and the Triage Cardiac System, which experienced lower gross margins than the Triage DOA Panel. During the first quarter of 1999, the Company experienced significant inefficiencies related to the production of the Triage Cardiac System, resulting in negative gross profits related to this product. Gross margins increased during the second quarter, primarily as a result of efficiencies achieved from the reorganization of our manufacturing operations. Also, as a result of efficiencies achieved, the Company was able to utilize some of its manufacturing resources for new product scale-up and validation activities related to the Triage BNP and Triage LBP systems, two products under development. The costs of new product scale-up and validation activities were charged to research and development expenses, which also contributed to higher gross margins during the second quarter. The Company expects its overall gross margins to continue to decrease as compared to 1998 as a result of a greater proportion of its net sales representing new products and competitive pricing pressures related to the maturing Triage DOA product line. The Company's new products are expected to continue to realize lower or negative gross margins during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes and efficiency issues are addressed.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and six months ended June 30, 1999 were $4.3 million and $ 9.2 million, respectively, representing increases of 19% and 22%, respectively, from the comparable periods of 1998. Increases in expenses were primarily associated with additional marketing activities relating to new products, the expanded sales activities related to the Company's broader product lines and the increased administrative costs to support the Company's expanded operations and business development activities. Additionally, expenses for the first half of 1999 included administrative costs associated with the reorganization of the Company's manufacturing operations totaling approximately $300,000 and approximately

$425,000 related to a business development opportunity that the Company decided to forego. The Company expects selling, general and administrative costs in 1999 to be significantly higher than in 1998, as the Company continues to expand its overall operations, including sales and marketing activities for the Company's new products, business development activities and administrative support functions. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of the Company's new products, the progress of business development activities, and domestic and international marketing and distribution strategies.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months and six months ended June 30, 1999 were $3.6 million and $6.6 million, respectively, representing increases of 21% and 12%, respectively, from the comparable periods of 1998. During the second quarter of 1999, the Company's research and development resources were focused primarily on the development, clinical studies, manufacturing scale-up and validation of the Triage BNP System and Triage LBP System, development of the Triage Enteric Panel, potential improvements to the Triage Cardiac System and Triage Micro Panel products and research activities associated with the Biosite Discovery Program. Significant activities in the second quarter of 1998 related to manufacturing scale-up activities for the Triage Cardiac System and Triage C. DIFFICILE Panel. The Company expects that its research and development expenses will increase in 1999, as compared to 1998 levels. The increased expenditures are expected to primarily relate to pre-clinical and clinical studies, product development efforts, the Biosite Discovery program and manufacturing scale-up activities. The Company initiated clinical trials for its Triage BNP System and Triage LBP System in late December and expects such clinical trials to extend into the fourth quarter of 1999. The costs associated with such clinical trials are expected to be significant. These potential products are subject to more complex regulatory approval requirements than the Company's previous products. The Company also may resume clinical trials for its NeoralChek System during the second half of 1999. The timing of the increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    DEFENSE OF PATENT MATTERS. Legal expenses associated with the Dade Behring and Spectral litigation totaled $1.2 million and $2.0 million for the second quarter and first half of 1998. In February 1999, a settlement agreement was executed that resolved all disputes between Spectral Diagnostics and the Company without a material adverse financial impact to Biosite. In March 1999, to avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement that resolved all disputes outstanding between the companies. Accordingly, all settlement costs were known prior to filing the Company's 10-K and therefore were accrued as of December 31, 1998.

    INTEREST AND OTHER INCOME. Interest income decreased 23% and 21%, respectively, for the three months and six months ended June 30, 1999 from the same periods in 1998. The decrease resulted primarily from the lower average balance of cash and marketable securities during the second quarter of 1999 as compared to the same period in 1998. Contract revenues recognized during the second quarter of 1999 related to activities associated with a research and development feasibility study being performed by the Company. Contract revenue was recognized in the second quarter of 1998 consisted primarily of $400,000 from Novartis Pharma AG related to the development of the NeoralChek System.

    BENEFIT (PROVISION) FOR INCOME TAXES. For the three months ended June 30, 1999, the Company recorded a provision for income taxes of $96,000 and for the same period in 1998, the Company recorded a provision for income taxes of $64,000. At June 30, 1999, the Company has net deferred tax assets of $4,593,000; however, due to the fact that the Company has incurred pre-tax losses in 1998 and through the first half of 1999, the Company will continue to evaluate the realizability of its net deferred tax assets. If realization becomes uncertain, a valuation allowance will be established against previously recognized deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the equity placements. Since its inception, the Company has raised over $21.7 million in net cash proceeds from the private placement of equity securities and $1.5 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net cash proceeds from its initial public offering of common stock. At June 30, 1999, the Company had cash, cash equivalents and marketable securities of approximately $31.2 million compared to $34.2 million at December 31, 1998.

    The decrease in cash, cash equivalents and marketable securities during the six months ended June 30, 1999 is largely attributable to the net payment of $1,050,000 made to Dade Behring as part of the settlement of litigation between Dade Behring and Biosite in March 1999. Cash generated from operating activities totaled $167,000 for the six months ended June 30, 1999 compared to net cash used in operating activities of $571,000 for the six months ended June 30, 1998. Significant sources of cash for the six months ended June 30, 1999 included the receipt of $3.3 million from the sale of marketable securities that were not reinvested in other marketable securities and the receipt of $1.3 million in proceeds from equipment financing. These proceeds were used to meet cash requirements of the Company in the first half of 1999. Significant uses of cash during the six months ended 1999 included deposits and purchases of equipment and leasehold improvements totaling approximately $2.8 million.

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

    The Company's primary short-term needs for capital, which are subject to change, are for the support of its commercialization efforts related to new products, potential licensing of certain technologies patented by others, potential procurement and enforcement of patents, expansion of its manufacturing capacity and efficiency for new products, potential repurchase of the Company's common stock and the continued advancement of research and development efforts. The Company executed agreements to license technologies patented by others which call for cash payments and future royalties based on product sales utilizing the licensed technologies. The Company may enter into additional licensing agreements which may include cash payments and future royalties based on product sales utilizing the licensed technologies. The Company has utilized and may continue to utilizes credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, the Company may utilize cash generated from operating activities, if any, to meet its capital requirements.

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

    The Company believes that its available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy its funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under development are successfully developed, gain market acceptance and become and remain competitive, the timing and results of clinical studies and regulatory actions regarding the Company's potential products, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs, changes in third party reimbursement policies, and the costs and timing associated with business development activities, including potential licensing of certain technologies patented by others. The failure by the Company to raise capital on acceptable terms, when needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

IMPACT OF YEAR 2000 ("Y2K") ISSUE

    The Company has implemented a plan to ensure its system, software and facilities infrastructure will function properly with respect to dates in the year 2000 and thereafter. All key financial, information and operational systems have been assessed and verified as being compliant. All key suppliers, distributors, financial institutions and others with whom it does business have been contacted by the Company to assess their Y2K readiness, and approximately 90% have certified compliance, or their plans have been reviewed and assessed as being at minimal risk of significant Y2K problems. The remaining 10% have stated that they will be compliant before December 31, 1999. The Company is continuing to communicate with suppliers, distributors, financial institutions and others and believes that their readiness will not pose significant operational problems for the Company, nor have a material adverse effect on the Company's business. To date the Company has expended less than $35,000 addressing the Y2K Issue and estimates the total cost of the project and contingency plans, if necessary, to be under $40,000. The Company is also preparing contingency plans as an extra precaution in case key suppliers have unanticipated Y2K problems in supplying goods or services. The Company anticipates that it will be in compliance with Y2K requirements by the end of December 1999.

    The Company assesses that there is minimal risk of a material adverse impact on the operations of the Company. However, the systems of other companies on which Biosite's systems rely may not be timely converted and may have an adverse effect on the Company's operations. The most likely worst case scenario is that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product. This would result in reduced orders of products and the inability of the Company to manufacture product.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lesser extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does have the option to convert its variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At June 30, 1999, the Company had variable-rate debt totaling $1.8 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

    Additionally, the Company's purchases of Triage Meters from LRE Technology Partner GmbH ("LRE") are denominated in German Deutsche Marks (DM) and sales of certain products to some international customers are denominated in the local currency of customers. The Company has on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of June 30, 1999, the Company had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at June 30, 1999 were not material.

FACTORS THAT MAY AFFECT RESULTS

    This report includes forward-looking statements about the Company's business and results of operations which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Annual Report on Form 10-K, which are incorporated by reference.

LIMITED HISTORY OF PROFITABILITY; POTENTIAL QUARTERLY FLUCTUATIONS IN FUTURE OPERATING RESULTS

    The Company incurred an operating loss during the last seven quarters. The Company may not return to operating profitability on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and possible defense and resolution of patent matters..

    Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if there are any. Because the Company is continuing to increase its operating expenses to support its expanded sales and marketing activities, manufacturing operations and new product development, the Company's operating results would be adversely affected if its sales and gross profits did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. The Company may not sustain revenue growth or become profitable on a quarterly or annual basis and its growth or operating results may not be consistent with predictions made by securities analysts.

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

    The Company believes that its revenue growth and profitability will substantially depend upon its ability to complete development of and successfully introduce these new products. In addition, the successful development of some of these new products will depend on the development of new technologies. The Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized. The Company has limited resources to devote to the development of its potential products and consequently a delay in the development of one product may delay the development of other products.

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

    In addition, although the Company expects some of its new products and products under development to share production attributes with the Company's existing products, production of these products may require the development of new manufacturing technologies and expertise. These products may not be able to be manufactured by the Company or any other party at a cost or in quantities to make these products commercially viable. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms for its products under development, the Company's ability to conduct pre-clinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of new development programs, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company's manufacturing facilities and those of its contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulations ("QSR") requirements of the FDA. The Company or its contractors may not satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

NEAR-TERM DEPENDENCE OF THE COMPANY ON THE TRIAGE DOA PANEL

    To date, sales of the Triage DOA Panel products have accounted for almost all of the Company's sales. The Company expects its revenue and profitability to substantially depend on the sale of the Triage DOA Panel products for the foreseeable future. A reduction in demand for the Triage DOA Panel products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for the Triage DOA Panel products. The Company's continued growth will depend on its ability to successfully commercialize its new products (the Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System), develop and commercialize other products, and to gain additional acceptance of the Triage DOA Panel products in new market segments, such as the occupational health sector and international market segments.

    During 1998, the Company received FDA approval to market the Triage C. DIFFICILE Panel, Triage Parasite Panel and the Triage Cardiac System and began selling each of the products in March, October and May, respectively. Sales of these new products represented less than 19% of net sales during the first half of 1999.

    The Company may not be able to successfully commercialize new products, including the Triage C. DIFFICILE Panel, Triage Parasite Panel, and Triage Cardiac System, and the Company may not be able to maintain or expand its share of the drug-testing market. Technological change or the development of new or improved diagnostic technologies could result in the Company's products becoming obsolete or noncompetitive.

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

    Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under development are successfully developed, gain market acceptance and become and remain competitive, the timing and results of clinical studies and regulatory actions regarding the Company's potential products, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs, changes in third party reimbursement policies and the costs and timing associated with the enforcement, defense and resolution of patent matters, including potential licensing of certain technologies patented by others. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

GOVERNMENT REGULATION; NO ASSURANCE OF OBTAINING REGULATORY APPROVALS

    The testing, manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. The Company will not be able to commence marketing or commercial sales in the United States of new products under development until it receives clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

    Any devices manufactured or distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance of a 510(k) notification or FDA approval of a PMA application. The PMA approval process is more expensive, uncertain and lengthy than the 510(k) clearance process. The Company is uncertain of the regulatory path to market that the FDA will ultimately apply to the Company's products currently in development. Although the Triage DOA Panel, Triage C. difficile Panel, Triage Parasite Panel and Triage Cardiac System received 510(k) clearance, a PMA may be required for the NeoralChek System, the Triage BNP System and Triage LBP System now in development. With respect to any of the Company's products in development, the FDA may determine that the Company must adhere to the more costly, lengthy and uncertain PMA approval process. Modifications to a device that is the subject of an approved PMA application, its labeling or manufacturing process may require approval by the FDA of a PMA supplement or a new PMA application. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

    The Company may not be able to obtain necessary regulatory approvals or clearances for its products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

    Before the manufacturer of a device can submit the device for FDA clearance or approval, it generally must conduct a clinical investigation of the device. Although clinical investigations of most devices are subject to the Investigational Device Exemption ("IDE") requirements, clinical investigations of In-vitro Diagnostic tests ("IVD"), such as all of the Company's products and products under development, are exempt from the IDE requirements, including the need to obtain the FDA's prior approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IVD must be labeled for "research use only" ("RUO") or "investigational use only" ("IUO"), and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

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

    Manufacturers of medical devices for marketing in the United States are required to adhere to QSR, which includes testing, control, documentation and other quality assurance requirements. Manufacturers must also comply with Medical Device Report ("MDR") requirements that a manufacturer report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and would be likely to cause or contribute to a death or serious injury upon recurrence. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

    The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The QSR requirements include the addition of design controls, that will likely increase the cost of compliance. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that such laws and regulations will not have a material adverse effect upon the Company's business, financial condition and results of operation.

    The use of Biosite's products is also affected by the Clinical Laboratory Improvement Amendments ("CLIA") and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as "waived," "moderately complex" or "highly complex," on the basis of specific criteria. There can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing would not have a material adverse effect on the Company's ability to market its products or on its business, financial condition and results of operations.

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

    Biosite has entered into agreements with, among others, Novartis, Scios, and Xoma for the development and marketing of products. The agreements are subject to rights of termination and may be terminated. The Company's collaborators may not abide by their contractual obligations and may discontinue or sell their current lines of business. The research for which the Company receives or provides funding may not lead to the development of products. The Company intends to enter into additional development and marketing agreements. The Company may not be able to enter into agreements on acceptable terms, or at all.

    The Company is continuing to enhance, with LRE, a hand-held point-of-care fluorescent meter for use in Triage Meter System products. The meter can be programmed to run a specific test through the use of changeable proprietary software that is also under further development by LRE. LRE may not develop the hardware or software on schedule, or at all, and new software may not be developed to permit the meter to be used for another Triage Meter System product.

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

    The Company's future success depends in part on the continued service of its key technical, sales, marketing and executive personnel, and its ability to identify, hire and retain qualified personnel. Competition for such personnel is intense and the Company may not be able to retain existing personnel or identify or hire additional personnel.

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

PART II.  OTHER INFORMATION.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 1999, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of April 12, 1998, the record date, 13,002,373 shares were entitled to vote at the Annual Meeting. Of these 13,002,373 shares, 1,025,956 were not voted.

1.   The following Class II Directors were elected:

     a. Anthony DeMaria. 11,946,006 shares voted in favor of the nominee, 30,411 shares withheld their vote;

     b. Howard E. Greene, Jr. 11,949,761 shares voted in favor of the nominee, 26,656 shares withheld their vote;

     c.  The following directors continue in office for their existing terms:

         Lonnie M. Smith
         Timothy J. Wollaeger
         Kim D. Blickenstaff
         Gunars E. Valkirs

2. A proposal to amend and restate the 1996 Stock Incentive Plan of Biosite Diagnostics Incorporated, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 1,000,000 shares. 7,212,619 shares were voted in favor of the proposal, 693,730 shares were voted against the proposal, 38,605 shares abstained and 4,031,463 shares were not voted (includes broker non-votes);

3. The selection of Ernst & Young LLP as the Company's independent auditor was ratified. 11,955,588 shares were voted in favor of the proposal, 5,094 shares were voted against the proposal, 15,735 shares abstained and 0 shares were not voted (includes broker non-votes);


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1         Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Dated:   July 29, 1999     BIOSITE DIAGNOSTICS INCORPORATED


                                   By: /s/ CHRISTOPHER J. TWOMEY
                                       -------------------------------
                                   Christopher J. Twomey
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

27.1                       Financial Data Schedule