Form 10-Q
period 1999-09-30
BIOSITE DIAGNOSTICS INC
filed 1999-11-02
CIK 834306

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

    The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at October 25, 1999 was 13,071,737

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        BIOSITE DIAGNOSTICS INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION....................................................................................1

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................1
   CONDENSED BALANCE SHEETS.......................................................................................1
   CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED).................................................................2
   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED).................................................................3
   NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)............................................................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................6

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................10

PART II.  OTHER INFORMATION......................................................................................19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................19

SIGNATURES.......................................................................................................20


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                 1999                1998
                                                                              -------------       ------------
                                                                               (Unaudited)          (Note)
Assets
Current assets:
  Cash and cash equivalents                                                   $    2,022,400      $     762,337
  Marketable securities, available-for-sale                                       28,317,249         33,466,841
  Accounts receivable                                                              6,863,351          6,573,735
  Inventories                                                                      5,604,406          4,364,367
  Other current assets                                                             3,144,251          3,133,960
                                                                             ---------------    ---------------
        Total current assets                                                      45,951,657         48,301,240
Property, equipment and leasehold improvements,  net                               9,286,415          7,313,673
Patents and license rights, net                                                    7,726,992          7,203,433
Other assets                                                                       2,671,450          2,990,765
                                                                             ---------------    ---------------
                                                                              $   65,636,514      $  65,809,111
                                                                             ---------------    ---------------
                                                                             ---------------    ---------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                            $    1,704,437      $   1,503,354
  Accrued salaries and other                                                       3,241,117          2,699,663
  Accrued costs for defense of patent matters                                              -          1,248,191
  Current portion of long-term obligations                                         1,781,730          1,636,265
                                                                             ---------------    ---------------
        Total current liabilities                                                  6,727,284          7,087,473
Long-term obligations                                                              3,915,197          4,038,444
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none
   issued and outstanding at September 30, 1999 and December 31, 1998                      -                  -
  Common stock, $.01 par value, 25,000,000 shares authorized; 13,065,113 and 12,926,706 shares issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively                                                   130,651            129,267
  Additional paid-in capital                                                      54,702,214         54,250,324
  Unrealized net gain (loss) on marketable securities, net of related
    tax effect                                                                       (69,737)            35,266
  Deferred compensation                                                             (125,758)          (207,845)
  Retained Earnings                                                                  356,663            476,182
                                                                             ---------------    ---------------
        Total stockholders' equity                                                54,994,033         54,683,194
                                                                             ---------------    ---------------
                                                                              $   65,636,514      $  65,809,111
                                                                             ---------------    ---------------
                                                                             ---------------    ---------------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                             1999              1998             1999              1998
                                                       ---------------- ---------------- ---------------- ----------------
        Net sales                                       $  11,316,525      $  8,752,524    $  31,357,825     $  25,347,261
        Cost of sales                                       3,179,876         3,037,921       10,184,417         7,135,167
                                                        -------------      ------------    -------------     -------------
        Gross profit                                        8,136,649         5,714,603       21,173,408        18,212,094

        Operating Expenses:
           Selling, general and administrative              4,031,770         3,750,436       13,269,320        11,300,650
           Research and development                         3,417,318         2,895,744       10,059,351         8,834,055
           Defense of patent matters                                -         1,334,957                -         3,337,788
                                                        -------------      ------------    -------------     -------------
                                                            7,449,088         7,981,137       23,328,671        23,472,493
                                                        -------------      ------------    -------------     -------------

        Operating income (loss)                               687,561        (2,266,534)      (2,155,263)       (5,260,399)

        Other income:
           Interest and other income                          406,454           575,506        1,346,744         1,835,215
           Contract revenue                                   300,000         1,909,805          610,000         2,609,805
                                                        -------------      ------------    -------------     -------------

        Income (loss) before benefit (provision)
           for income taxes                                 1,394,015           218,777         (198,519)         (815,379)
        Benefit (provision) for income taxes                 (554,000)          236,000           79,000           396,000
                                                        -------------      ------------    -------------     -------------

        Net income (loss)                               $     840,015      $    454,777    $    (119,519)    $    (419,379)
                                                        -------------      ------------    -------------     -------------
                                                        -------------      ------------    -------------     -------------


        Net income (loss) per share
          - Basic                                       $       0.06       $      0.04     $       (0.01)    $       (0.03)
                                                        -------------      ------------    -------------     -------------
                                                        -------------      ------------    -------------     -------------
          - Diluted                                     $       0.06       $      0.03     $       (0.01)    $       (0.03)
                                                        -------------      ------------    -------------     -------------
                                                        -------------      ------------    -------------     -------------


        Shares used in calculating per share amounts
          - Basic                                          13,056,000        12,986,000       13,014,000        12,944,000
                                                        -------------      ------------    -------------     -------------
                                                        -------------      ------------    -------------     -------------
          - Diluted                                        13,593,000        13,514,000       13,014,000        12,944,000
                                                        -------------      ------------    -------------     -------------
                                                        -------------      ------------    -------------     -------------

          See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                              1999               1998
                                                                         -------------       ------------
OPERATING ACTIVITIES
Net cash provided by operating activities                                $   1,648,667       $  2,368,619

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities                 21,240,345         26,272,742
Purchase of marketable securities                                          (16,265,758)       (25,086,428)
Purchase of property, equipment and leasehold improvements                  (3,776,217)        (2,489,026)
Patents, license rights, deposits and other assets                          (2,062,466)        (2,735,306)
                                                                         -------------       ------------
Net cash used in investing activities                                         (864,096)        (4,038,018)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                              1,342,520          1,391,112
Principal payments under financing obligations                              (1,320,302)        (1,049,996)
Proceeds from issuance of convertible debenture                                      -            500,000
Repurchase and retirement of common stock                                     (358,641)          (478,125)
Proceeds from issuance of common stock, net                                    811,915            485,066
                                                                         -------------       ------------
Net cash provided by financing activities                                      475,492            848,057
                                                                         -------------       ------------

Increase (decrease) in cash and cash equivalents                             1,260,063           (821,342)

Cash and cash equivalents at beginning of period                               762,337          2,330,274
                                                                         -------------       ------------
Cash and cash equivalents at end of period                               $   2,022,400       $  1,508,932
                                                                         -------------       ------------
                                                                         -------------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                          $     333,217       $    320,008
                                                                         -------------       ------------
                                                                         -------------       ------------
  Income taxes  paid                                                     $       2,744       $      4,800
                                                                         -------------       ------------
                                                                         -------------       ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Conversion of convertible debenture into common stock                  $           -       $    499,992
                                                                         -------------       ------------
                                                                         -------------       ------------


      See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or losses may continue.

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

2.  EARNINGS PER SHARE

    Earnings per Share ("EPS") is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options. The dilutive effects of common stock equivalents are not considered in net loss periods.

    Shares used in calculating basic and diluted earnings per share were as follows:

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------- ---------------------------
                                                                    1999          1998          1999          1998
Weighted average common shares outstanding - Shares used in
   calculating per share amounts - Basic                           13,056        12,986         13,014        12,944
Net effect of dilutive common share equivalents using the
   treasury stock method                                              537           528              -             -
                                                                ------------- ------------- ------------- -------------
Shares used in calculating per share amounts - Diluted             13,593        13,514         13,014        12,944
                                                                ------------- ------------- ------------- -------------
                                                                ------------- ------------- ------------- -------------

3.  BALANCE SHEET INFORMATION

    Inventories consist of the following:

                                          SEPTEMBER 30,    DECEMBER 31,
                                               1999           1998
                                          ------------     ------------
Raw materials                             $  2,157,383     $  1,405,176
Work-in-process                              2,786,893        2,938,548
Finished goods                                 660,130           20,643
                                          ------------     ------------
                                          $  5,604,406     $  4,364,367
                                          ------------     ------------
                                          ------------     ------------

4.  COMPREHENSIVE INCOME

Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, ("FAS 130") establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted for this item, comprehensive income is as follows:

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                -----------------------------------------------------------------------
                                                      1999             1998               1999              1998
                                                -----------------------------------------------------------------------
Net income (loss)                                 $  840,016        $ 454,777         $ (119,519)       $ (419,379)
Change in unrealized net gain (loss) on
   marketable securities, net of tax                 (10,893)         101,887           (105,003)           92,591
                                                -----------------------------------------------------------------------
Comprehensive income (loss)                       $  829,123        $ 556,664         $ (224,522)       $ (326,788)
                                                -----------------------------------------------------------------------
                                                -----------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, manufacturing efficiency issues, dependence on others, the impact of competitive products, third party reimbursement issues, changing market conditions and the other risks detailed under "Factors that May Affect Results" and throughout the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q and its Form 10-K, respectively. The Company disclaims any intent or obligation to update these forward-looking statements.

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

    In March 1999, the Company introduced its Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. The Company will seek to use its expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. In return, Biosite intends to obtain diagnostic rights to the proteins under study. Biosite will utilize its proprietary Omniclonal(TM) antibody development technology to develop high affinity antibodies for the characterization and validation of protein targets. Initially, Biosite will focus on disease target markers in four core areas: cardiovascular, cerebrovascular, infectious disease and cancer. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to Biosite's product development pipeline. The Company executed collaborative agreements under the Biosite Discovery program with Scios Inc. in the cardiovascular area and with Corixa Corporation in the areas of cancer, infectious and autoimmune diseases.

    The Company achieved operating profitability during the third quarter. However, the Company incurred an operating loss during the prior seven quarters. The Company may not be able to maintain operating profitability on a quarterly or annual basis in the future. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, manufacturing scale-up issues, manufacturing inefficiencies, regulatory delays, product recalls, shipment problems, seasonal customer demand, the timing or cancellation of significant orders, changes in reimbursement policies, competitive pressures on average selling prices and changes in the mix of products sold.

    Because the Company is continuing to increase its operating expenses, primarily for personnel and activities supporting newly-introduced products and new product development, the Company's operating results would be adversely affected if its net sales or gross profit did not correspondingly increase or if its product development efforts were unsuccessful or are subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. The Company may not sustain revenue growth or maintain profitability on a quarterly or annual basis and its operating results may not be consistent with predictions made by securities analysts.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                          1999          1998          1999          1998
                                                         ------        ------        ------        ------
        Net sales.................................         100%          100%          100%          100%
        Cost of sales.............................          28            35            32            28
                                                         -----         -----         -----         -----
        Gross profit..............................          72            65            68            72

        Operating Expenses:
         Selling, general and administrative......          36            43            42            45
         Research and development.................          30            33            32            35
         Defense of patent matters................          --            15            --            13
                                                         -----         -----         -----         -----
        Total operating expenses..................          66            91            74            93

        Income (loss) from operations.............           6           (26)           (7)          (21)
        Interest and other income, net............           6            28             6            18
                                                         -----         -----         -----         -----
        Income (loss) before benefit (provision)
          for income taxes........................          12             2            (1)           (3)
        Benefit (provision) for income taxes......          (5)            3             1             1
                                                         -----         -----         -----         -----
        Net income (loss).........................           7%            5%           (0)%          (2)%
                                                         -----         -----         -----         -----
                                                         -----         -----         -----         -----

    NET SALES. Net sales for the three and nine months ended September 30, 1999 were $11.3 million and $31.4 million, respectively, representing increases of 29% and 24%, respectively, compared to the same periods of 1998. The increases in net sales were primarily attributable to the introduction of new products. The Triage C. DIFFICILE Panel and Triage Parasite Panel were launched in March 1998 and October 1998, respectively. The Triage Cardiac System was introduced in May 1998. New product sales for the three and nine months ended September 30, 1999 were approximately $2.4 million and $6.2 million, respectively, as compared to $578,000 and $1.0 million, respectively, for the same periods of 1998. Net sales of the Triage DOA Panel for the third quarter and first nine months of 1999 were 9% and 3% higher than net sales of the product for the same periods in 1998. The Company believes that the growth in sales of the Triage DOA Panel products has slowed and may begin to decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    GROSS PROFIT. Gross profit for the three and nine months ended September 30, 1999 was $8.1 million and $21.2 million, respectively, representing increases of 42% and 16% respectively, over the comparable periods of 1998. The overall gross margin increased to 72% for the third quarter and decreased to 68% for the first nine months of 1999 from 65% and 72% for the same periods in 1998. Gross margins for the first nine months decreased primarily as a result of the introduction of the new products, which experienced lower gross margins than the Triage DOA Panel. Also, during the first quarter of 1999, the Company experienced significant inefficiencies related to the production of the Triage Cardiac System, resulting in negative gross profits related to that product. Gross margins increased during the third quarter of 1999 as compared to the same period of 1998, primarily as a result of efficiencies achieved in our manufacturing operations. Also, as a result of efficiencies achieved, the Company was able to utilize some of its manufacturing resources for new product scale-up and validation activities related to the Triage BNP and Triage LBP systems, two products under development. The costs of new product scale-up and validation activities were charged to research and development expenses, which also contributed to higher gross margins during the third quarter. The Company's new products are expected to continue to realize lower or negative gross margins during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes and efficiency issues are addressed.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three and nine months ended September 30, 1999 were $4.0 million and $13.3 million, respectively, representing increases of 8% and 17%, respectively, from the comparable periods of 1998. Increases in expenses were primarily associated with additional marketing activities relating to new products, the expanded sales activities related to the Company's broader product lines and the increased administrative costs to support the Company's expanded operations and business development activities. Additionally, expenses for the first nine months of 1999 included administrative costs associated with the reorganization of the Company's manufacturing operations totaling approximately $300,000 and approximately $425,000 related to a business development opportunity that the Company decided to forego. The Company expects selling, general and administrative costs in 1999 to be significantly higher than in 1998, as the Company continues to expand its overall operations, including sales and marketing activities for the Company's new products, business development activities and administrative support functions. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of the Company's new products, the progress of business development activities, and domestic and international marketing and distribution strategies.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months and nine months ended September 30, 1999 were $3.4 million and $10.1 million, respectively, representing increases of 18% and 14%, respectively, from the comparable periods of 1998. During the third quarter of 1999, the Company's research and development resources were focused primarily on the development, clinical studies, manufacturing scale-up and validation of the Triage BNP System and Triage LBP System, development of the Triage Enteric Panel, potential improvements to the Triage Cardiac System and Triage Micro Panel products and research activities associated with the Biosite Discovery Program. Significant activities in the third quarter of 1998 related to manufacturing scale-up activities for the Triage Cardiac System and Triage C. DIFFICILE Panel. The Company expects that its research and development expenses will increase in 1999, as compared to 1998 levels. The increased expenditures are expected to primarily relate to pre-clinical and clinical studies, product development efforts, the Biosite Discovery program and manufacturing scale-up activities. The Company initiated clinical trials for its Triage BNP System and Triage LBP System in late December 1998. The Triage BNP clinical trials are expected to be completed in the fourth quarter of 1999 while the Triage LBP System clinical trials may extend into the first quarter of 2000. The costs associated with completing the clinical trials are expected to be significant. These potential products are subject to more complex regulatory approval requirements than the Company's previous products. The Company also may resume clinical trials for its NeoralChek System during the fourth quarter of 1999. The timing of the increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    DEFENSE OF PATENT MATTERS. Legal expenses associated with the Dade Behring and Spectral litigation totaled $1.3 million and $3.3 million for the third quarter and first nine months of 1998. In February 1999, a settlement agreement was executed that resolved all disputes between Spectral Diagnostics and the Company without a material adverse financial impact to Biosite. In March 1999, to avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement that resolved all disputes outstanding between the companies. Accordingly, all settlement costs were known prior to filing the Company's 10-K and therefore were expensed as of December 31, 1998.

    INTEREST AND OTHER INCOME. Interest and other income decreased 29% and 27%, respectively, for the three months and nine months ended September 30, 1999 from the same periods in 1998. The decrease resulted primarily from the lower average balance of cash and marketable securities during the third quarter and first nine months of 1999 as compared to the same period in 1998. Contract revenues recognized during the third quarter of 1999 related to activities associated with a research and development feasibility study being performed by the Company. Contract revenue was recognized in the third quarter of 1998 consisted primarily of $1.3 million from Kyoto Dai-Ichi Kagaku C., Ltd. ("KDK") related to milestones in the development of the Triage Cardiac System and $400,000 from Novartis Pharma AG related to the development of the NeoralChek System.

    BENEFIT (PROVISION) FOR INCOME TAXES. For the three months ended September 30, 1999, the Company recorded a provision for income taxes of $554,000 and for the same period in 1998, the Company recorded a benefit for income taxes of $236,000. At September 30, 1999, the Company has net deferred tax assets of $4.1 million; however, due to the fact that the Company has incurred pre-tax losses in 1998 and through the first nine months of 1999, the Company will continue to evaluate the realizability of its net deferred tax assets. If realization becomes uncertain, a valuation allowance will be established against previously recognized deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing and interest income earned on the net proceeds from the equity placements. Since its inception, the Company has raised over $21.7 million in net cash proceeds from the private placement of equity securities and $1.5 million from the issuance of convertible debentures. In February 1997, the Company raised approximately $29.8 million in net cash proceeds from its initial public offering of common stock. At September 30, 1999, the Company had cash, cash equivalents and marketable securities of approximately $30.3 million compared to $34.2 million at December 31, 1998.

    The decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 1999 is largely attributable to the net payment of $1,050,000 made to Dade Behring as part of the settlement of litigation between Dade Behring and Biosite in March 1999 and an additional $1.0 million payment made under a technology licensing arrangement previously entered into. Cash generated from operating activities totaled $1.6 million for the nine months ended September 30, 1999 compared to $2.4 million for the nine months ended September 30, 1998. Significant sources of cash for the nine months ended September 30, 1999 included the receipt of $5.0 million from the sale of marketable securities that were not reinvested in other marketable securities and the receipt of $1.3 million in proceeds from equipment financing. These proceeds were used to meet cash requirements of the Company during the first nine months of 1999. Significant uses of cash during the nine months ended September 30, 1999 included purchases of equipment and leasehold improvements totaling approximately $3.8 million.

     Significant sources of cash for the nine months ended September 30, 1998 included the receipt of $1.4 million in proceeds from equipment financing and $985,000 in proceeds from the issuance of a convertible debenture and common stock. Significant uses of cash for the nine months ended September 30, 1998 included the acquisition or licensing of patented technologies and expenditures for equipment and leasehold improvements totaling $5.2 million.

    The Company's primary short-term needs for capital, which are subject to change, are for the support of its commercialization efforts related to new products, expansion of its manufacturing capacity and efficiency for new products, potential licensing of certain technologies patented by others, potential procurement and enforcement of patents, potential repurchase of the Company's common stock and the continued advancement of research and development efforts. The Company executed agreements to license technologies patented by others which call for cash payments and future royalties based on product sales utilizing the licensed technologies. The Company may enter into additional licensing agreements that may include up-front and annual cash payments and future royalties based on product sales utilizing the licensed technologies. The Company has utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, the Company may utilize cash generated from operating activities, if any, to meet its capital requirements.

    The Company is evaluating various alternatives in addressing its future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and potentially a new corporate facility to be constructed in San Diego, which would be adequate for the Company's foreseeable future needs. If a new corporate facility is constructed to meet future needs, the Company would not anticipate expanding its operations to the new facility prior to January 2001. Expanding into a new facility or leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

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

IMPACT OF YEAR 2000 ("Y2K") ISSUE

    The Company has implemented a plan to ensure its system, software and facilities infrastructure will function properly with respect to dates in the year 2000 and thereafter. All key financial, information and operational systems have been assessed and verified as being compliant. All key suppliers, distributors, financial institutions and others with whom it does business have been contacted by the Company to assess their Y2K readiness, and approximately 90% have certified compliance or based upon inquiries as to their plans have been assessed as being at minimal risk of significant Y2K problems to Biosite. The remaining 10% have stated that they will be compliant before December 31, 1999. The Company is continuing to communicate with suppliers, distributors, financial institutions and others and believes that their readiness will not pose significant operational problems for the Company, nor have a material adverse effect on the Company's business. To date the Company has expended less than $35,000 addressing the Y2K Issue and estimates the total cost of the project to be under $40,000. The Company is also preparing contingency plans as an extra precaution in case key suppliers have unanticipated Y2K problems in supplying goods or services. The Company anticipates that it will be in compliance with Y2K requirements by the end of December 1999.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lesser extent, its investments in certain available-for-sale marketable securities. Under its current policies, the Company does not use interest rate derivatives instruments to manage this exposure to interest rate changes. The Company does have the option to convert its variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At September 30, 1999, the Company had variable-rate debt totaling $1.7 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of the Company's financial instruments that are exposed to changes in interest rates.

    Additionally, the Company's purchases of Triage Meters from LRE Technology Partner GmbH ("LRE") are denominated in German Deutsche Marks (DM) and sales of certain products to some international customers are denominated in the local currency of customers. The Company has on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of September 30, 1999, the Company had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at September 30, 1999 were not material.

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

LIMITED HISTORY OF PROFITABILITY; POTENTIAL QUARTERLY FLUCTUATIONS IN FUTURE OPERATING RESULTS

    The Company achieved operating profitability in the third quarter. However, the Company incurred an operating loss during the prior seven quarters. The Company may not be able to maintin operating profitability on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and possible defense and resolution of patent matters.

    Operating results would also be adversely affected by a downturn in the market for the Company's current and future products, if there are any. Because the Company is continuing to increase its operating expenses to support its expanded sales and marketing activities, manufacturing operations and new product development, the Company's operating results would be adversely affected if its sales and gross profits did not correspondingly increase or if its product development efforts are unsuccessful or subject to delays. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. The Company may not sustain revenue growth or sustain profitability on a quarterly or annual basis and its growth or operating results may not be consistent with predictions made by securities analysts.

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

NEAR-TERM DEPENDENCE OF THE COMPANY ON THE TRIAGE DOA PANEL

To date, sales of the Triage DOA Panel products have accounted for almost all of the Company's sales. The Company expects its revenue and profitability to substantially depend on the sale of the Triage DOA Panel products for the foreseeable future. A significant reduction in demand for the Triage DOA Panel products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated. Competitive pressures could also erode the Company's profit margins for the Triage DOA Panel products. The Company's continued growth will depend on its ability to successfully commercialize its new products (the Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System), develop and commercialize other products, and to gain additional acceptance of the Triage DOA Panel products in new market segments, such as the international market segments.

    During 1998, the Company received FDA approval to market the Triage C. DIFFICILE Panel, Triage Parasite Panel and the Triage Cardiac System and began selling each of the products in March, October and May, respectively. Sales of these new products represented less than 20% of net sales during the first three quarters of 1999.

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

    Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. The Company settled a number of patent infringement claims in the last three years.

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

    Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's new products and products under development are successfully developed, gain market acceptance and become and remain competitive, the timing and results of clinical studies and regulatory actions regarding the Company's potential products, the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs, changes in third party reimbursement policies and the costs and timing associated with the enforcement, defense and resolution of patent matters, including potential licensing of certain technologies patented by others. The failure by the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations   Liquidity and Capital Resources."

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

    The Company is continuing to enhance, with LRE, a hand-held point-of-care fluorescent meter for use in Triage Meter System products. The meter can be programmed to run a specific test through the use of changeable proprietary software that is also under further improvements by LRE. LRE may not improve the hardware or software on schedule, or at all, and new software that permits the meter to be used for another Triage Meter System product may not be further improved.

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

      Dated:  November 1, 1999     BIOSITE DIAGNOSTICS INCORPORATED


                                   By:   /s/ Christopher J. Twomey
                                         --------------------------------------
                                         Christopher J. Twomey
                                         Vice President, Finance and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
27.1                       Financial Data Schedule
