Form 10-K
period 1999-12-31
BIOSITE DIAGNOSTICS INC
filed 2000-03-30
CIK 834306

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                -----------------
(Mark One)
/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR
/ /TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21873

                        BIOSITE DIAGNOSTICS INCORPORATED
             (Exact name of registrant as specified in its charter)
                                -----------------

                     Delaware                            33-0288606
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)
                1030 Roselle Street                         92121
                San Diego, California                     (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (858) 455-4808
                                -----------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock $.01 par value
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 29, 2000 as reported on the Nasdaq National Market, was approximately $336,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of February 29, 2000, there were 13,249,515 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 1999 Annual Meeting of Stockholders to be held on May 31, 2000 is incorporated by reference in Part III, Item 10 (as to directors), 11, 12 and 13 of this Form
                                   10-K.
===============================================================================

                        BIOSITE DIAGNOSTICS INCORPORATED

                                    FORM 10-K

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
                                     PART I
Item 1.    Business.......................................................................................      1
Item 2.    Properties ....................................................................................     24
Item 3.    Legal Proceedings .............................................................................    N/A
Item 4.    Submission of Matters to a Vote of Security Holders ...........................................    N/A

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .........................     25
Item 6.    Selected Financial Data........................................................................     26
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................................     27
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.....................................     33
Item 8.    Financial Statements and Supplementary Data ...................................................     33
Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure............................................................     33

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................     34
Item 11.   Executive Compensation.........................................................................     35
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................     35
Item 13.   Certain Relationships and Related Transactions.................................................     35

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................     36

SIGNATURES ...............................................................................................     39

Biosite-Registered Trademark-, Triage-Registered Trademark-,
ExpressTest-Registered Trademark- and Immediate Response
Diagnostics-Registered Trademark- are registered trademarks of the Company. Omniclonal-TM- and the Company's logo are trademarks or service marks of the Company.

                                     PART I

ITEM 1.           BUSINESS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY DEVELOPMENT, INTRODUCTION AND ACCEPTANCE OF NEW PRODUCTS, MANUFACTURING EFFICIENCY ISSUES, DEPENDENCE ON OTHERS, THE IMPACT OF COMPETITIVE PRODUCTS, THIRD PARTY REIMBURSEMENT ISSUES, CHANGING MARKET CONDITIONS AND THE OTHER RISKS DETAILED THROUGHOUT THIS FORM 10-K. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT OUR JUDGMENT AS OF THE DATE OF THE FILING OF THIS FORM 10-K. WE DISCLAIM, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

BACKGROUND

    We develop, manufacture and market rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. We believe our Immediate Response Diagnostics positively impact medical decisions, patient care and the cost of medical treatment.

    Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon our proprietary technologies in the areas of antibody development, signaling chemistry and micro capillary fluidics. Our testing formats are designed to measure single analyte targets or multiple analytes simultaneously. They also allow for the analysis of various sample sources, including urine, serum, plasma, whole-blood and stool.

    In 1992, we launched our first qualitative platform product. Approximately 45% of U.S. acute care hospitals use the Triage Panel for Drugs of Abuse ("Triage DOA Panel"), our small self-contained test capable of detecting a broad spectrum of commonly overdosed prescription and illicit drugs in approximately 10 minutes. Since its introduction, over 9.9 million Triage DOA Panels have been sold worldwide for use primarily in hospital emergency department patient screening and occupational health testing. Net sales of the Triage DOA Panel Products were approximately $33.7 million in 1999.

    In 1998, we began selling two additional qualitative platform products, the Triage C. DIFFICILE Panel and the Triage Parasite Panel. The Triage C. DIFFICILE Panel is a rapid test designed to identify CLOSTRIDIUM DIFFICILE, an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The Triage Parasite Panel is a rapid test designed to simultaneously detect three common waterborne parasites, GIARDIA LAMBLIA, CRYPTOSPORIDIUM PARVUM and ENTAMOEBA HISTOLYTICA/DISPAR, that can cause severe gastrointestinal infections. Net sales of these Triage Microbiology Panel products were approximately $2.7 million in 1999.

    Also in 1998, we launched our first quantitative platform product, the Triage Cardiac System. The Triage Cardiac System, comprised of the Triage Cardiac Panel and the Triage Meter, is designed to deliver precise, quantitative results in a rapid timeframe. The Triage Cardiac System aids in the diagnosis of acute myocardial infarction ("AMI"), commonly known as heart attacks, and provides physicians with an enhanced ability to make treatment decisions in a timely manner. The Triage Cardiac System quantitatively measures the level of CK-MB, troponin I and myoglobin from a whole-blood sample using a single, disposable test device. Net sales of the Triage Cardiac System were approximately $6.6 million in 1999.

    In December 1999, we began initial shipments of our second quantitative platform product, the Triage BNP System, to some international customers. The Triage BNP Test is a rapid, quantitative diagnostic test that measures B-type natriuretic peptide ("BNP"), a protein marker indicated as an aid in the diagnosis of congestive heart failure ("CHF"). Additionally, we filed a pre-market approval application ("PMA") with the United States Food and Drug Administration ("FDA") seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel ("Advisory Panel") recommended not to approve our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data, including data concerning people in higher age groups that did not have CHF. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. We will work with the FDA to answer any questions they may have. We intend to submit an amendment to our PMA application if we develop the additional data requested by the FDA. We will continue to market the Triage BNP Test internationally.

    The principal markets for our products are hospital laboratories, emergency departments and other point-of-care locations. We market our products worldwide primarily through distributors supported by our direct sales force. We utilize the Fisher HealthCare division ("Fisher") of the Fisher Scientific Company to distribute our products in the hospital market segment in the United States and utilize country-specific and regional distributors to market the products internationally.

    In addition to focusing our attention on commercial activities associated with these products, we continue to invest in the research and development of additional rapid tests designed to aid in the diagnosis of several acute diseases or conditions. We are focusing our efforts in four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. We believe our Immediate Response Diagnostics can play an important role in improving patient care by aiding in the rapid diagnosis of acute diseases or conditions where initiation of the most effective treatment is time-sensitive.

    In March 1999, we introduced our Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. We use our expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. We utilize our proprietary Omniclonal antibody development technology to develop high affinity antibodies for our customers' use in characterizing and validating protein targets. The Omniclonal technology combines antibody phage display capabilities and a highly efficient antibody expression and purification process. In return, we have obtained and seek to continue to obtain diagnostic rights to the proteins under study. Initially, we will focus on disease target markers in four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. We have executed collaborative agreements under the Biosite Discovery program with several partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

INDUSTRY OVERVIEW

    According to industry reports, in 1998, the worldwide market for immunoassays exceeded $3.8 billion, consisting primarily of testing related to infectious disease, endocrinology, therapeutic drug monitoring, drugs of abuse testing, immunology/allergy, tumor markers and blood typing. The global market for immunoassays continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. Such tests are performed primarily in hospital-based laboratories (56%) and commercial laboratories (34%), which cummulatively account for approximately 90% of all diagnostic tests performed annually. In recent years, diagnostic tests that can be performed nearer to the point of patient care have emerged as an important tool in disease diagnosis and management.

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

    In recent years, there has been a continuing shift from the use of such conventional analyzer systems to more technologically advanced rapid testing methods that can be performed in minutes by less skilled personnel. Simple, rapid immunoassays are capable of detecting a single analyte target with a color change that can be visually interpreted. Formats such as dipsticks, test tubes and membrane test cartridges have been used to provide fast, non-instrument read results for conditions where a single analyte target is present in high concentrations and where a simple yes/no non-numeric answer is clinically relevant. Rapid color change test formats are widely available for drugs of abuse, pregnancy, strep throat and ovulation prediction. Until recently, simple test formats have remained incapable of precise, multi-analyte detection or highly sensitive, quantitative measurements. As a result, medical conditions where the detection of one or more analytes is required or where the precise measurement of the target analyte is required have remained the domain of immunoassay analyzers.

    We believe that significant market potential exists for advanced rapid diagnostic products that are capable of precise quantitative measurement of multiple analytes. Rapid testing, including point-of-care testing, may help to reduce overall health care delivery costs and can improve patient outcomes by providing diagnosis in a reduced period of time , thereby minimizing the time to medical intervention. Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both of which ensure correct decision making and to avoid unnecessary use of costly inpatient care. Quicker diagnosis of infectious agents can also permit earlier prescription of appropriate medications, potentially shortening the duration of illness.

TECHNOLOGY

    Several proprietary advances in the biological and physical sciences that make practical the development and manufacture of rapid, accurate and cost-effective point-of-care diagnostics form the basis of our Immediate Response Diagnostics technology. Our products integrate our expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, signaling chemistry and micro capillary fluidics, each of which is described below. Our research and development program is supported by 82 employees, including 21 Ph.D.s with expertise in our core technologies. By combining research capabilities in each of these areas, we create novel single and multi-analyte diagnostics that overcome the limitations of traditional rapid diagnostic technologies and seek to address the significant unmet need for effective point-of-care diagnostic information.

ANTIBODY DEVELOPMENT AND ENGINEERING

    We believe that our internal antibody development and engineering capabilities allow rapid identification and development of antibodies with optimal specificity, affinity and stability characteristics. We initially utilized hybridoma technology for the selection and production of our novel antibodies. Three disadvantages of hybridoma technology are the length of time required to develop antibody candidates, the higher costs associated with the use of this technology and the need to restart the antibody development process when unwanted characteristics such as cross reactivities are discovered.

    We developed a proprietary process utilizing phage display of antibodies that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology. The technology enables the generation of custom Omniclonal antibody libraries containing genes encoding antibodies specific for the target analyte. Omniclonal antibodies produced from such libraries can contain thousands of different antibodies that bind to the target analyte with high affinity. Monoclonal antibody candidates can be rapidly selected from an Omniclonal antibody library and produced in quantities sufficient for product development. During the course of product development, unexpected antibody cross reactivities often require additional selection of antibodies to improve the assay specificity. Unlike hybridoma technology, Omniclonal antibody libraries can rapidly provide additional antibody candidates in these circumstances.

ANALYTE CLONING AND SYNTHESIS

    Our molecular biology capabilities include the cloning and identification of specific proteins useful in the development of immunoassays. We developed proprietary expression vectors that enable the production and purification of these proteins for the development of antibodies and for use as calibrators and controls in our immunoassay products. In addition, our considerable expertise in synthetic organic chemistry allows the synthesis of targets and useful derivatives. We develop products where the targeted analyte is small (i.e., haptens, such as drugs) or large (i.e., proteins, such as cardiac enzymes). We believe that the ability to develop, stabilize and manufacture the target analyte or its analogues is key to the development of highly accurate immunoassays.

COLOR/PHOTOCHEMICAL SIGNALING

    Immunoassays require the attachment of a detectable label to an antibody or target analyte. We developed a variety of labels for the development of our products. For our qualitative tests, a visual label that produces color is attached to antibodies or analytes through either non-covalent or covalent chemical methods to provide yes/no results. For our quantitative products, we developed novel fluorescent dyes that are attached to antibodies or analytes using both noncovalent and covalent chemical means. Although fluorescence is a potentially powerful label for use in immunoassays, its potential has been limited by the lack of available dyes that are stable and have no sample interference, and by the requirement of a complex instrument for detection. Our novel fluorescent dyes are stable and exhibit properties that permit their use in complex biological samples such as serum, plasma and whole blood without interference from the sample. Furthermore, these novel dyes absorb light at wavelengths where a simple instrument can be used to excite and detect fluorescence for quantitative measurements.

MICRO CAPILLARY TEST DEVICE TECHNOLOGY

    We developed proprietary technology to design, develop and manufacture devices containing micro capillaries to control the flow of fluids in immunoassay processes. The qualitative device format uses micro capillaries to draw fluids through a membrane that contains immobilized antibody zones for the detection of specific substances. The quantitative device format uses several different micro capillary designs to control the contact of sample with reagents and to control the flow of fluid throughout the device. When sample is added to the quantitative device, a filter contained within the device separates blood cells from plasma which is further directed by capillary forces into a chamber that contains dried immunoassay reagents. After an incubation time that is determined by another micro capillary element of the device, the volume of sample that contacted the reagents flows down a capillary path that brings it into contact with immobilized antibody zones. The binding of fluorescent reagents at these zones is detected by an instrument and is related to the concentration of the substance being tested for in the sample. We also developed the engineering capability to design unique micro capillary structures in plastic parts and to fabricate them in commercial scale quantities using injection molding processes.

SAMPLE HANDLING

    We developed proprietary technology relating to sample handling and preparation, including technology that allows whole blood to be passively separated into its plasma component or to be passively lysed to release the target analyte. We developed technologies for the handling of stool samples that concentrate and purify the target analytes or organisms from solid stool materials. In addition, we developed technologies that can be used to assay urine samples.

BIOSITE DISCOVERY PROGRAM

    In March 1999, we introduced our Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. We use our expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. In return, we have obtained and seek to continue to obtain diagnostic rights to the proteins under study. We utilize our proprietary Omniclonal antibody development technology to develop high affinity antibodies for our customers' use in characterizing and validating protein targets. The Omniclonal technology combines antibody phage display capabilities and a highly efficient antibody expression and purification process.

    Initially, we will focus on disease target markers in four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. We have invested in a high throughput robotic immunoassay analyzer that is capable of performing an immunoassay for up to 10,000 serum or plasma samples in a 24-hour period. We intend to use this high throughput immunoassay system along with Omniclonal antibodies developed for potential diagnostic markers to detect the markers in a large population of clinical samples from patients with diseases in our core areas of interest as well as from normal, healthy people. The results of this analysis may establish the diagnostic sensitivity and specificity of the potential markers for specific diseases. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. We executed collaborative agreements under the Biosite Discovery program with several partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

PRODUCT PLATFORMS

    We have used our core technologies to develop two product platforms: the Triage Panel and the Triage Meter System. Both of our product platforms utilize our expertise in antibody engineering, analyte cloning, signaling chemistry, micro capillary fluidics and sample handling technologies.

TRIAGE PANEL - QUALITATIVE PLATFORM

    We designed the Triage Panel platform for rapid, qualitative screening of multiple analytes in a small single-use device. The Triage Panel has a visual (yes/no) display containing simultaneous tests for any combination of analytes and control standards. It can be performed in a simple multi-step process and is capable of performing tests on both urine and stool. The Triage DOA Panel, the first product developed on this platform, tests for up to eight abused drugs analytes in approximately 10 minutes. The Triage C. DIFFICILE Panel and the Triage Parasite Panel test for microorganisms that cause severe gastrointestinal disease.

TRIAGE METER SYSTEM - QUANTITATIVE PLATFORM

    Our Triage Meter System platform is designed to provide rapid quantitative results for immunoassays using whole blood, serum or plasma. The Triage Meter System consists of two parts: a small single-use disposable test panel and a proprietary, compact, fluorescent meter that can be used in laboratories or at the point-of-care. After a blood sample is applied to the panel, the panel is inserted into the meter, which is designed to automatically and simultaneously detect multiple analytes and display the numerical results on an electronic read-out. The meter incorporates proprietary software in erasable, programmable, read-only memory, EPROM, chips, which are plugged into the meter. The software may also provide important information regarding the analyte measured, such as normal or abnormal levels of a marker, which could then be used to initiate therapy or manage patient disease. Studies have validated that the analyte measuring sensitivity of the Triage Meter System products is comparable to the clinical sensitivity levels of the conventional immunoassay analyzers. The Triage Cardiac System and the Triage BNP System are our first commercialized products developed under this platform. We are developing other applications for this platform.

PRODUCT ATTRIBUTES

    Although our commercial products and products under development are based upon our Triage Panel and Triage Meter System platforms and utilize different technologies, they share common attributes which we believe make them superior to conventional immunoassay analyzers:

         - RAPID RESULTS: Our products and products under development are designed to offer complete results in a rapid timeframe.

         - EASE OF USE: Our products and products under development are designed to be simple to use. The Triage DOA Panel has only three steps while the Triage Meter System products require only one assay step.

         - HIGH ANALYTICAL ACCURACY: We develop and use high quality biological and chemical reagents to yield highly specific, accurate and reproducible analytical results.

         - CAPABILITY OF PERFORMING MULTIPLE ANALYSES: We design our products and products under development to measure one or more target analytes simultaneously, including reagent controls, without sacrificing the quality of the individual analysis. This simultaneous detection capability can provide significant time and cost savings compared to current technologies.

         - RELIABILITY: We use internal thresholds, built-in controls, software lockouts and other controlling mechanisms that are intended to make our current and future products extremely reliable in any hospital or clinical laboratory setting.

         - COST EFFECTIVENESS: We design our products and products under development to simplify the performance of highly complex testing procedures and potentially reduce the cost of patient care, equipment acquisition and maintenance, making them cost-effective alternatives to conventional immunoassay analyzers.

COMMERCIALIZED PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

    We introduced the Triage DOA Panel in 1992. It has been used by hospital laboratories and emergency departments to screen for up to eight commonly abused prescription and illicit drugs or drug classes. During 1998, we began selling three new products, the Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac System. The Triage BNP System was launched on a limited basis in Europe in December 1999.

    We have additional products under development which apply our Immediate Response Diagnostics technologies to a variety of other medical testing needs and we continue to pursue the expansion of menu options and additional uses of our current products. We continue to evaluate other rapid diagnostic product opportunities that can utilize our technologies.

    We intend, where appropriate, to enter into licensing and/or collaborative arrangements to develop and commercialize additional future products. We may not be able to negotiate license or collaborative arrangements on favorable terms, if at all, in the future. Our current or future licensing or collaborative arrangements may not be successful.

TRIAGE PANEL FOR DRUGS OF ABUSE

    We believe that the U.S. market for abused drug testing totals approximately $725 million annually. Our Triage Panel for Drugs of Abuse is marketed primarily in the hospital testing segment which accounts for approximately 16 percent of total drug testing market sales. Hospital laboratories or emergency departments typically perform medical testing. The results are generally reported to emergency physicians and psychiatrists. Such tests have the highest need for rapid turnaround of result and generally have the highest cost per result.

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

    Prior to the introduction of the Triage DOA Panel, drug or toxicology screening was accomplished by several technologies, primarily automated immunoassays and Gas Chromatography/Mass Spectroscopy, GC/MS. Although GC/MS is the most specific identification method commercially available, it is time consuming, requiring an average of approximately three hours per test, complex and expensive, and is generally reserved for final confirmation of specimens that have been screened positive by an immunoassay. Automated immunoassays, although less expensive than those performed by GC/MS, also require significant amounts of time, approximately one to two hours, because of the necessity of performing analyses of several drugs sequentially on each patient specimen. Additionally, in many cases the equipment required to perform an immunoassay is not accessible on an immediate or rapid basis.

    The Triage DOA Panel is a rapid, qualitative urine screen that analyzes a single test sample for up to eight different illicit and prescription drugs or drug classes and provides results in approximately 10 minutes. The Triage DOA Panel is instrument independent, contains built-in controls for accuracy and is capable of a high degree of specificity. Illicit drugs detected by the Triage DOA Panel include:

    -    Amphetamines/Methamphetamines (ecstasy, speed, crystal)
    -    Cocaine (crack)
    -    Opiates (heroin)
    -    Phencyclidine (angel dust)
    -    Tetrahydrocannabinol (pot, marijuana)

    Prescription drugs tested by the Triage DOA Panel include
     -    Barbiturates (Phenobarbital)
     -    Benzodiazepines (Valium, Librium, Halcion)
     -    Tricyclic Antidepressants (Elavil, Tofranil)
     -    Methadone.

    The Triage DOA Panel is configured to test various combinations of the above drugs. In February 1995, We launched the Triage DOA Plus TCA Panel, a configuration which includes a test for Tricyclic Antidepressants ("TCA") which otherwise require a separate blood test. Since its introduction in February 1992, over 9.9 million Triage DOA panels have been sold worldwide, and approximately 45% of acute care hospitals in the United States use the product.

    We distribute the Triage DOA Panel products in the U.S. hospital market segment through Fisher and internationally through country-specific and regional distributors.

THE TRIAGE CARDIAC SYSTEM

    We estimate that, in 1998, over 6 million people in the United States visited hospital emergency departments with complaints of chest pain. Of those, approximately 10% were ultimately diagnosed with AMI although approximately 1.9 million of the patients who present with chest pain were admitted to coronary care units. We believe that rapid, quantitative results for multiple cardiac markers provided at the point-of-care may improve a physician's ability to manage, diagnose and treat patients suffering from chest pain.

    AMI is generally caused by the blocking or "occlusion" of an artery providing oxygen-enriched blood to the heart. Without oxygen, the heart muscle is destroyed, with prolonged occlusion resulting in additional muscle damage. The destruction of cells in the heart muscle results in the release of several markers into the bloodstream, including CK-MB, troponin I and myoglobin.

    Clinicians generally rely on patient history, physical exam, electrocardiograms and serial measurement of cardiac markers in diagnosing AMI. CK-MB and troponin I are the most widely used cardiac markers, while myoglobin is also emerging as a useful adjunct in the detection of heart attacks. Because the concentrations of these three markers typically peak and fall over different time periods, we believe that simultaneous measurement of these markers is a more accurate diagnostic technique for AMI than the measurement of any one single marker. Studies have shown that concentrations of myoglobin are elevated most quickly post-AMI. Therefore, myoglobin is recognized as a good marker for early chest pain presenters to the Emergency Department However, since myoglobin is not cardiac specific, the use of CK-MB and troponin are necessary to accurately diagnosis an AMI. In patients with an AMI, CK-MB and troponin are detectable several hours after myoglobin elevation. Since troponin is cardiac specific, an elevated level of this marker is an indication that the patient is suffering from an AMI. We believe the panel approach to diagnosing an AMI is optimal since the individual cardiac marker release timeframes are different. For this reason many hospitals have adopted serial testing of all three markers.

    Several diagnostic tests have been developed to quantitatively measure the blood levels of such markers. Unfortunately, the quantitative measurement of multiple markers generally requires large, centralized immunoassay systems that cannot directly analyze whole-blood and are not always available on a rapid basis. Additionally, these systems require multiple reagent packs, as well as frequent standardization and quality control. Since turnaround time for such test results is critical, current immunoassay systems may not satisfy physician needs. Smaller automated systems have recently been developed, however these are not portable, have low throughput and often cannot provide results for three markers in less than 45 minutes.

     We believe that a rapid, serial, quantitative measurement of multiple markers of an AMI can have a positive impact on a physician's ability to make medical decisions relative to patient care. Accordingly, our Triage Cardiac System is designed to quantitatively measure the levels of CK-MB, troponin I and myoglobin in a single test device from a whole-blood sample. We designed the Triage Cardiac System to provide results of these measurements at or near the point-of-care to aid in the detection of AMI by providing point-of-care quantitative results. This enables physicians to make treatment decisions in a timely manner. We utilize distributor alliances in marketing the Triage Cardiac System in hospitals with fewer than 150 beds and a direct sales force in marketing the Triage Cardiac System in hospitals with greater than 150 beds.

THE TRIAGE BNP SYSTEM

    Congestive Heart Failure, CHF, is a chronic inability of the heart to maintain an adequate output of blood from one or both ventricles of the heart, resulting in congestion or swelling of certain veins or organs, and an inadequate blood supply to the body. It is estimated that 5 million Americans live with CHF and that over 15 million people suffer from CHF worldwide. With approximately 400,000 new cases diagnosed annually, CHF imposes a growing toll on Americans, in terms of disability and mortality, contributing to 250,000 deaths each year. CHF is an important public health problem, in part because survival following diagnosis is poor, with only 50% of the patients surviving longer than 5 years. Survival can be improved with the use of effective therapy such as angiotensin-converting enzyme inhibitors and B-andrenergic receptor blockers. Currently, CHF is the single most frequent cause of hospitalization among the population of Medicare recipients. Readmission is common, occurring in almost half of CHF patients within six months of hospital discharge. CHF ranks among the costliest cardiovascular diseases and the estimated direct and indirect costs attributable to CHF exceeded $18.8 billion in 1997. In 1995, $3.4 billion was paid to Medicare beneficiaries for the disease, according to the Health Care Financing Administration.

    At the present time in the United States there is no blood test available to aid in diagnosing CHF. Instead, CHF is most commonly diagnosed on the basis of symptoms and signs, augmented by x-rays or echocardiograms, which are used to identify left ventricular dysfunction.

    We obtained a semi-exclusive license (worldwide, except Japan, with the right to grant sublicenses on a limited basis) to technology and patents developed by Scios, Inc. for use in developing a test that aids in the diagnosis of CHF by monitoring levels of B-type Natriuretic Peptide ("BNP"), a hormone made primarily in the ventricles of the heart. Studies suggest that levels of BNP become elevated in circulating blood plasma during heart dysfunction associated with congestive heart failure in both symptomatic and asymtomatic patients.

     We developed the Triage BNP System (consisting of the Triage BNP Test and the Triage Meter) to provide physicians a cost effective tool to easily, rapidly and accurately measure BNP levels at the point-of-care and aid in the diagnosis of congestive heart failure. We initiated clinical trials for the Triage BNP Test in December 1998 and filed a pre-market application, known as a class III PMA with the United States Food and Drug Administration (FDA) in December 1999. We also commercialized the Triage BNP System internationally in early 2000. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. We are conducting an international multi-center clinical trial to explore other potential applications of measuring BNP.

    On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel ("Advisory Panel") recommended not to approve our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data, including data concerning people in higher age groups that did not have CHF. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. We will work with the FDA to answer any questions they may have. We intend to submit an amendment to our PMA application if we develop the additional data requested by the FDA. We will continue to market the Triage BNP Test internationally.

THE TRIAGE C. DIFFICILE PANEL

    CLOSTRIDIUM DIFFICILE ("C. DIFFICILE") is an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The bacteria may be found in asymptomatic carriers or may spread among immunocompromised hospital patients. Toxins produced by the bacteria mediate C. DIFFICILE-associated disease, CDAD, which may include antibiotic-associated diarrhea and antibiotic-associated pseudo-membranous colitis. It has been estimated that over 3 million rapid tests for C. DIFFICILE were performed annually in the United States. We expect this number to continue to rise due to the expected increase in the number of patients who are immunocompromised.

    We designed the Triage C. DIFFICILE Panel to simplify the laboratory procedure and improve the turnaround time for a physician to receive a result by enabling laboratories to complete direct testing for the bacteria, as well as testing for the toxin in less than 20 minutes. We believe the Triage C. DIFFICILE Panel provides a negative predictive value that is superior to that of existing immunoassays by coupling the results of direct organism detection with toxin detection. The built-in controls and standards of the Triage C. DIFFICILE Panel allow it to perform individually or in batches, by any laboratory technician, without compromising the quality of the result. By improving the turnaround time to result, the clinician may initiate therapy earlier and thus minimize a patient's time in isolation. Rapid, accurate diagnosis of the bacteria and toxin should enable earlier treatment, which may reduce length of stay in the hospital and may reduce cost. We utilize distributor alliances in marketing the Triage C. DIFFICILE Panel.

THE TRIAGE PARASITE PANEL

    Parasitic infection is a common cause of gastrointestinal disease and diarrhea. Some of the more common parasites responsible for such infection are:

    -   GIARDIA LAMBLIA ("GIARDIA")
    -   CRYPTOSPORIDIUM PARVUM ("C. PARVUM")
    -   ENTAMOEBA HISTOLYTICA
    -   microsporidia species

    According to the U.S. Center for Disease Control and Prevention ("CDC"), intestinal parasitic infection is a problem in the United States and that the prevalence of GIARDIA may be increasing.

    It is estimated that in 1998 approximately 1 million ova and parasite ("O&P") microscopic examinations were performed in the United States. Recently, several manufacturers have developed and marketed ELISA tests for the more rapid identification of two of the more common parasites, GIARDIA and C. PARVUM. Because of the cumbersome procedures and limited test menu of the current ELISA test formats, these tests have had limited success in hospitals that perform larger volumes of tests in batches.

    The Triage Parasite Panel is designed to replace the standard O&P microscopic detection method for three of the most commonly encountered parasites: GIARDIA, C. PARVUM AND ENTAMOEBA HISTOLYTICA/DISPAR in a single test device. The Triage Parasite Panel that makes rapid results in less than 20 minutes is available to hospitals of any size, including facilities that previously sent such testing to a reference lab. The sensitivity of the Triage Parasite Panel is comparable to that of the current O&P microscopic examination, using only a single patient specimen. This should greatly reduce the collection burden for the patient, and reduce the amount of labor for the laboratory technician. Additionally, the length of time physicians spend waiting for results may be reduced. We utilize distributor alliances in marketing the Triage Parasite Panel. Sales of the Triage Parasite Panel are expected to be seasonal in nature as parasitic infections are less prevalent during the colder seasons of the year.

COMPETITION

    The market in which we compete is intensely competitive. Our competitors include:

    -    health care companies
    -    laboratory-based tests and analyzers
    -    clinical reference laboratories

    Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital-based laboratory procedures. This will require physicians to change their established means of having such tests performed. Our products may not be able to compete with the testing services provided by traditional laboratory services.

    In addition, companies with a significant presence in the diagnostic market, such as:

    -   Abbott Laboratories
    -   Roche Boehringer Mannheim Corporation
    -   Bayer Diagnostics
    -   Ortho Clinical Diagnostics, a division of Johnson & Johnson
    -   Dade Behring

     have developed or are developing diagnostic products that do or will compete with our products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than us or may prevent, limit or interfere with our ability to make, use or sell its products either in the United States or in international markets. See " -- Technology" and "-- Commercial Products and Products under Development".

EMPLOYEES

     As of December 31, 1999, we employed 303 individuals. Of these, 23 hold Ph.D.s and 18 hold other advanced degrees. None of our employees are covered by the collective bargaining agreement. We believe that we maintain good relations with our employees.

RESEARCH AND DEVELOPMENT

    As of December 31, 1999, we employed 82 employees in research and development, 21 that have Ph.D.s. Our research and development organization is dedicated to the discovery and development of new technologies which can be applied to future products and to the development of new products with its existing platform technologies.

    We have a research staff dedicated to the development and production of antibodies through a variety of techniques. Recombinant techniques are used to express proteins for use as diagnostic targets. Our staff of chemists and biochemists synthesize drug targets and compounds for diagnostic use and seek to perfect techniques for coupling these compounds to biological reagents such as antibodies or labels. We developed a proprietary process utilizing phase display of antibodies that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology. Our development engineering staff is involved in the design and development of new diagnostic device technologies as well as the processes for their fabrication and interaction with biological and chemical reagents. Our product development group completes final optimization of assays and our regulatory affairs group controls all in-house and external clinical studies of our products and prepares applications to the FDA for pre-market clearance or approval.

MANUFACTURING

    As of December 31, 1999, we had 107 employees in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

    We maintain worldwide manufacturing rights to all current and future products, except for the Triage Meter for which LRE maintains the manufacturing rights. We seek to provide high quality analytical results in an efficient manner. To this end, we invest in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment. The Triage C. DIFFICILE and Triage Parasite Panels utilize the same or similar processes and equipment as the Triage DOA Panel. We believe that the experience we acquired in manufacturing the Triage DOA Panel provided benefits in product quality and cost in manufacturing these new products. We have developed and continue to improve our novel and sophisticated processes and equipment for the manufacturing of our quantitative platform products, the Triage Cardiac Test and Triage BNP Test. We increased our manufacturing space at our San Diego facility to accommodate production of the quantitative platform products. We evaluate potential automation projects, capital expenditures and facility expansion to address potential growth in the manufacturing requirements for current and potential new products.

    Except for the Triage Meter, all of our products are manufactured at our facility in San Diego, California. The Triage Meter is purchased from LRE Relais + Elektronik GmbH ("LRE"), which is located in Germany. Most of the antibodies used in the manufacture of our products were developed by us and the cell lines are owned or licensed by us. In addition, we maintain our own in-house antibody production capability. All other raw materials required to manufacture our products are obtained from outside suppliers.

    Our San Diego facility received its registration as a diagnostic product manufacturer from the FDA and from the California State Department of Health & Services in 1991. We have also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency. We may not continue to comply with all government requirements and regulations which may lead to the suspension or revocation of our right to manufacture. See "Government Regulation.

SALES AND MARKETING

    As of December 31, 1999, we had 55 employees in various sales and marketing functions. We distribute our products to hospital facilities in the United States primarily through Fisher, and internationally through country-specific and regional distributors.

    We anticipate that we may, if appropriate, enter into additional distribution agreements with respect to our current products, products currently under development and products that we develop in the future. We may not be able to enter into these or other distribution agreements on acceptable terms, if at all. If we elect to distribute products directly, our direct sales, marketing and distribution efforts may not be successful. A failure to enter into acceptable distribution agreements or a failure by us to successfully market our products would have a material and adverse effect on us.

STRATEGIC AND DISTRIBUTION ARRANGEMENTS

    Our strategy for the research, development, commercialization and distribution of some of our products entails entering into various arrangements with corporate partners, licensors, licensees and others, and is dependent upon the success of these parties in performing their responsibilities. These parties may not perform their obligations as expected or that any revenue will be derived from any of the arrangements. Under our existing arrangements, we are not obligated to make any material capital expenditures. If products are successfully developed under some of our existing arrangements, royalties will be payable by us on sales of products which incorporate licensed technology.

FISHER HEALTHCARE DIVISION OF FISHER SCIENTIFIC COMPANY

    In April 1998, we entered into a new distribution agreement, the Fisher Agreement, with Fisher which expanded Fisher's role to include the distribution of certain of our new products and some potential new products currently under development. Under the agreement, we granted to Fisher an exclusive right to distribute Triage DOA Panel products, Triage Micro Panel products, and Triage Cardiac System products to hospitals and reference laboratories within the United States. Under some circumstances, in the event that we elect to terminate the Fisher Agreement without cause, we will be obligated to make a one-time payment to Fisher. Fisher purchases our products on a monthly basis through firm purchase orders. Fisher accounted for 80%, 86%, and 83% of our product sales for the years ended December 31, 1997, 1998 and 1999, respectively.

LRE RELAIS + ELEKTRONIK GMBH ("LRE")

    In September 1994, we entered into an agreement with LRE, the LRE Agreement, for the development, manufacturing and supply of a hand-held meter to be used in all Triage Meter System products commercially available or under development, including the Triage Cardiac System and Triage BNP System. Under the terms of the LRE Agreement, LRE developed and produced the fluorescent meter according to specifications provided by us. LRE is our exclusive supplier of the Triage Meter during the term of the LRE Agreement, unless LRE is incapable of satisfying our needs or is prohibited from producing the meters for a specific immunoassay application. We purchase the Triage Meters from LRE in Deutsche Marks, or a successor currency to Deutsche Marks, through firm purchase orders on a per meter price basis which varies according to sales volume.

ARKRAY KDK CORPORATION ("KDK")

    In February 1995, we entered into a development, supply and distribution agreement with KDK, pursuant to which the parties agreed to collaborate in the development and marketing of the Triage Cardiac System. We granted KDK the exclusive right to distribute the current version of the Triage Cardiac System in Japan and in some countries of Asia, the Middle East and Pacific Island countries. KDK began distributing the Triage Cardiac System in January 2000 to certain countries. KDK purchases Triage Cardiac Panels and Triage Meters from us in U.S. dollars through firm purchase orders on a per test or meter fixed price basis. The distribution agreement provides for minimum annual purchase quantities. KDK can terminate this agreement at any time.

BIOSITE DISCOVERY PROGRAM

    In March 1999, we introduced our Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. We use our expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. We utilize our proprietary Omniclonal antibody development technology to develop high affinity antibodies for our customers' use in characterizing and validating protein targets. In return, we obtained and seek to continue to obtain diagnostic rights to the proteins under study. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. We executed collaborative agreements under the Biosite Discovery program with several partners, including Corixa Corporation, Diadexus L.L.C., Morphosys AG, Scios Inc. and Duke University in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

PROPRIETARY TECHNOLOGY AND PATENTS

    Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others or to obtain licenses to such proprietary rights. We have U.S. and foreign issued patents and are currently prosecuting patent applications in the United States and with certain foreign patent offices. There can be no assurance that any of our pending patent applications will result in the issuance of any patents, that our patent applications will have priority over others' applications, or that, if issued, any of our patents will offer protection against competitors with similar technology. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage.

    Our current products and products under development may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. We obtained licenses for some technologies and are negotiating to obtain licenses for technologies patented by others. We may not be able to obtain licenses for technology patented by others on commercially reasonable terms, if at all. We may not be able to develop alternative approaches if we are unable to obtain licenses or that our current and future licenses will be adequate for the operation of our business. The failure to obtain necessary licenses or to identify and implement alternative approaches would prevent us from commercializing certain of our products under development and would have a material adverse effect on our business, financial condition and results of operations.

    Litigation may be necessary to enforce any patents issued to us to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. We have settled three patent infringement claims by obtaining licenses to the contested patent in return for up-front payments and/or royalty obligations.

    We have received correspondence from other parties calling to our attention the existence of patents that they believe cover technology which is or may be incorporated in our products and products under development. Some of this correspondence has included offers to negotiate the licensing of the patented technologies. These matters may result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

    Litigation that could be brought forth by other parties have in the past and may in the future result in material expenses to us and significant diversion of effort by our technical and management personnel, regardless of the outcome. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that we had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject us to significant liability and could prevent us from selling any or all of our products, which could have a material adverse effect on our business, financial condition and results of operations.

    We rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets, or that we will be capable of protecting our rights to our trade secrets.

    Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to us. No assurance can be given that any patent application of another will not have priority over patent applications filed by us.

    Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of several third-party patents that may relate to our technology. There can be no assurance that we do not or will not infringe these patents, or other patents or proprietary rights of third parties. In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that we or our collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

    The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the United States of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.

    We may not be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on us.

    In December 1999, we filed a pre-market approval application ("PMA") with the United States Food and Drug Administration ("FDA") seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel ("Advisory Panel") recommended not to approve our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data, including data concerning people in higher age groups that did not have CHF. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. We will work with the FDA to answer any questions they may have. We intend to submit an amendment to our PMA application if we develop the additional data requested by the FDA. We will continue to market the Triage BNP Test internationally.

                                  RISK FACTORS

WE HAVE ONLY A LIMITED HISTORY OF PROFITABILITY AND WE MAY NOT MAINTAIN PROFITABILITY. IN ADDITION OUR QUARTERLY RESULTS WILL FLUCTUATE

    We achieved operating profitability in the third and fourth quarters of 1999. However, we incurred an operating loss during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

    - whether and when new products are successfully developed and introduced by us
    -    market acceptance of current or new products
    -    changes in the mix of products sold
    -    manufacturing delays or inefficiencies
    -    competitive pressures on average selling prices
    -    the timing of significant orders
    -    research and development efforts
    -    seasonal customer demand
    -    changes in reimbursement policies
    -    regulatory uncertainties or delays
    -    product recalls
    -    shipment problems
    - costs and timing associated with business development activities, including potential licensing of technologies

    Operating results would also be adversely affected by a downturn in the market for our products. Because we continue to increase our operating expenses to support our expanded sales and marketing activities, manufacturing operations and new product development, our operating results would be adversely affected if our sales and gross profits did not correspondingly increase or if our product development efforts are unsuccessful or subject to delays. Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not sustain revenue growth or sustain profitability on a quarterly or annual basis and our growth or operating results may not be consistent with predictions made by securities analysts.

WE ARE DEPENDENT ON THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS FOR REVENUE GROWTH AND PROFITABILITY

    Except for our commercialized products, all of our products are still under development and may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing for any new product or if any new product is not approved for marketing or does not achieve a significant level of market acceptance, we will be harmed.

    We believe that our revenue growth and profitability will substantially depend upon our ability to complete development of and successfully introduce these new products as well continue to achieve a growing level of market acceptance of new products such as the Triage Cardiac System and Triage BNP System. In addition, the successful development of some of these new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized. In December 1999, we filed a PMA with FDA seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel ("Advisory Panel") recommended not to approve our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data, including data concerning people in higher age groups that did not have CHF.

Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. We will work with the FDA to answer any questions they may have. We intend to submit an amendment to our PMA application if we develop the additional data requested by the FDA. We have limited resources to devote to the development of our potential products and consequently a delay in the development of one product may delay the development of other products.

    In order to successfully commercialize any new products, we will be required to establish and maintain:

    -   reliable, cost-efficient, high-volume manufacturing capacity
    -   a cost-effective sales force and administrative infrastructure
    -   an effective product distribution system for our products

OUR LIMITED MANUFACTURING EXPERIENCE AND OUR POTENTIAL INABILITY TO SCALE-UP MANUFACTURING MAY ADVERSELY AFFECT OUR ABILITY TO PRODUCE PRODUCTS

    We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Significant additional work will be required for the scaling-up of each new product prior to commercialization, and this work may not be completed successfully.

    In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these products may require the development of new manufacturing technologies and expertise. These products may not be able to be manufactured by us or any other party at a cost or in quantities to make these products commercially viable. If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, our ability to conduct pre-clinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of new development programs, which would have a material adverse effect on us.

    Manufacturing and quality control problems have arisen and may arise as we attempt to scale-up our manufacturing and such scale-up may not be achieved in a timely manner or at a commercially reasonable cost, or at all.

    Our manufacturing facilities and those of our contract manufacturers are or will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulations requirements of the FDA. We or our contractors may not satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on us.

WE ARE DEPENDENT ON SOLE-SOURCE SUPPLIERS FOR OUR PRODUCTS. A SUPPLY INTERRUPTION WOULD HARM US

    Key components and raw materials used in the manufacture of our products are provided by single-source vendors. Any supply interruption in a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified and, as a result, would have a material adverse effect on us. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing processes of the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel, Triage Cardiac System and Triage BNP System, could have a material adverse effect on our ability to manufacture products. We have under development products which, if developed, may require us to enter into additional supplier arrangements. We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all. Failure to obtain a supplier for the manufacture of its future products, if any, would have a material adverse effect on us.

    We rely upon LRE for production of the fluorescent meter used in connection with our Triage Meter System platform products, including the Triage Cardiac System and Triage BNP System and others currently under development. Our dependence upon LRE for the manufacture of the meter may adversely affect

    -   our profit margins
    - our ability to develop and manufacture products on a timely and competitive basis
    - the timing of market introductions and subsequent sales of products incorporating the LRE meter

WE ARE DEPENDENT IN THE NEAR TERM ON SALES OF THE TRIAGE DOA PANEL. A SIGNIFICANT REDUCTION IN SALES OF THE TRIAGE DOA PANEL WOULD HARM US

    Sales of the Triage DOA Panel products accounted for approximately 83% of our sales in 1999. We expect our revenue and profitability to substantially depend on the sale of the Triage DOA Panel products for the foreseeable future. A significant reduction in demand for the Triage DOA Panel products would have a material adverse effect on us. We believe that growth in sales of the Triage DOA Panel products is slowing as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage DOA Panel products. Our continued growth will depend on:

     -   our ability to successfully commercialize our newer products
     -   develop and commercialize other products
     - gain additional acceptance of the Triage DOA Panel products in new market segments, such as the international market segments.

    Sales of our newer products represented less than 22% of net sales during 1999.

    We may not be able to successfully commercialize new products, including the Triage C. DIFFICILE Panel, Triage Parasite Panel, and Triage Cardiac System, and we may not be able to maintain or expand our share of the drug-testing market. Technological change or the development of new or improved diagnostic technologies could result in our products becoming obsolete or noncompetitive.

WE ARE DEPENDENT ON KEY DISTRIBUTORS AND HAVE LIMITED DIRECT SALES EXPERIENCE. IF OUR DISTRIBUTORS TERMINATE THEIR RELATIONSHIP WITH US OR FAIL TO ADEQUATELY PERFORM, OUR PRODUCT SALES WILL SUFFER

    We rely upon a key distributor alliance with Fisher HealthCare to distribute our products in the United States and may rely upon distributors to distribute products under development. The Triage DOA Panel products are currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 83% of net sales in 1999) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors would have a material adverse effect on our sales.

    If any of our distribution or marketing agreements are terminated and we are unable to enter into alternative agreements or if we elect to distribute new products directly, we would have to invest in additional sales and marketing resources, including additional field sales personnel, which would significantly increase future selling, general and administrative expenses. We have limited experience in direct sales, marketing and distribution of our products. Our direct sales, marketing and distribution efforts may not be successful. Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. A failure to enter into acceptable distribution agreements or our failure to successfully market our products would have a material and adverse effect on us.

COMPETITION AND TECHNOLOGICAL CHANGE MAY MAKE OUR PRODUCTS LESS ATTRACTIVE OR OBSOLETE

    The market in which we compete is intensely competitive. Our competitors include:

    -    health care companies
    -    laboratory-based tests and analyzers
    -    clinical reference laboratories

    Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital-based laboratory procedures. This will require physicians to change their established means of having such tests performed. Our products may not be able to compete with the testing services provided by traditional laboratory services.

    In addition, companies with a significant presence in the diagnostic market, such as:

    -    Abbott Laboratories
    -    Roche Boehringer Mannheim Corporation
    -    Bayer Diagnostics
    -    Ortho Clinical Diagnostics, a division of Johnson & Johnson
    -    Dade Behring

have developed or are developing diagnostic products that do or will compete with our products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than us or may prevent, limit or interfere with our ability to make, use or sell its products either in the United States or in international markets.

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENT MAY ADVERSELY AFFECT OUR RESULTS

    In the United States, health care providers that purchase the Triage DOA Panel and other diagnostic products generally rely on third party payors to reimburse all or part of the cost of the procedure. Third party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for testing services. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the drug screening market are generally not subject to reimbursement. Further, some health care providers are moving towards a managed care system in which providers contract to provide comprehensive health care for a fixed cost per patient. We are unable to predict what changes will be made in the reimbursement methods utilized by third party payors. We could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which our products are used.

    Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect our ability to sell our products on a profitable basis. Failure by physicians and other users to obtain reimbursement from third party payors, or changes in government and private third party payors' policies toward reimbursement of tests utilizing our products could have a material adverse effect on us. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for our existing products or products under development.

    In addition, market acceptance of our products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance.

    We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. Third party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis.

OUR PATENT AND PROPRIETARY TECHNOLOGY MAY NOT PROVIDE US WITH ANY BENEFIT AND THE PATENTS OF OTHERS MAY PREVENT US FROM COMMERCIALIZING OUR PRODUCTS

    Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others or to obtain licenses to such proprietary rights. Our patent applications may not result in the issuance of any patents. Additionally, our patent applications may not have priority over others' applications, or, if issued, our patents may not offer protection against competitors with similar technology. Any patents issued to us may be challenged, invalidated or circumvented in the future and the rights created thereunder may not provide a competitive advantage.

    Our products may incorporate technologies that are the subject of patents issued to, and patent applications filed by, others. We have obtained licenses for some technologies and may negotiate to obtain other licenses for technologies patented by others. However, we may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all. We may not be able to develop alternative approaches if we are unable to obtain licenses and our current and future licenses may not be adequate for the operation of our business. The failure to obtain necessary licenses or to identify and implement alternative approaches would prevent us from commercializing some of our products under development and would have a material adverse effect on us.

    Litigation may be necessary to enforce any patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. We settled a number of patent infringement claims prior to 1999.

THE LEGAL PROCEEDINGS TO OBTAIN PATENTS AND LITIGATION OF THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD REQUIRE US TO SPEND SUBSTANTIAL AMOUNTS OF MONEY AND COULD IMPAIR OUR OPERATIONS

    We may become subject to additional patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office ("USPTO") to determine the priority of inventions. We also have received correspondence from other parties calling to our attention the existence of patents that they believe cover technology which is or may be incorporated in our products and products under development. Some of this correspondence has included offers to negotiate the licensing of the patented technologies. There can be no assurance that these matters will not result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

    Litigation that could be brought forth by other parties may result in material expenses to us and significant diversion of effort by our technical and management personnel, regardless of the outcome. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that we had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject us to significant liability and could prevent us from selling our products, which would have a material adverse effect on us.

    We also rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, and we may not be able to protect our trade secrets or our rights to our trade secrets.

    Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the USPTO that could result in substantial cost to us. Patent applications of others may have priority over patent applications filed by us.

    Our commercial success depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of several third-party patents that may relate to our technology. We may infringe these patents, or other patents or proprietary rights of third parties. In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes. We or our collaborative partners may not prevail in any such action and any license (including licenses proposed by third parties) required under any such patent may not be made available on commercially acceptable terms, or at all. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Litigation concerning patent and other intellectual property rights could consume a substantial portion of our managerial and financial resources, which would have a material adverse effect on us.

WE MAY NEED ADDITIONAL CAPITAL. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS

    If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, or at all.

    Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

    - the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive
    - the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs
    - the timing and results of clinical studies and regulatory actions regarding our potential products
    -   changes in third party reimbursement policies
    - the costs and timing associated with business development activities, including potential licensing of technologies patented by others

    The failure by us to raise capital on acceptable terms when needed would cause us to have to scale back our operations, reduce our work force and license to others products we would otherwise seek to develop or commercialize ourselves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING AND UNCERTAIN WHICH MAY PREVENT US FROM OBTAINING REQUIRED APPROVALS OR HAVE APPROVALS RESCINDED FOR THE COMMERCIALIZATION OF OUR PRODUCTS

    The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the United States of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.

    In the United States, medical devices are classified into one of three classes, i.e. Class I, II or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, e.g., labeling, premarket notification and adherence to the Quality System Regulation, QSR, and Class II devices are subject to general and special controls, e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines. Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness, e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices.

    Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance through clearance of a 510(k) notification or approval of a pre-market approval, PMA, application. A PMA application must be filed if a proposed device is a new device not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

    A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a preamendment Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. It generally takes from three to 12 months from submission to obtain 510(k) pre-market clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

    We have made modifications to the Triage DOA Panel since receipt of initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k) notices describing the modifications, and have received FDA clearance of those 510(k) notices. We made other modifications to the Triage DOA Panel which we believe do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit a new 510(k) notice for any of these modifications, or would not require us to submit a new 510(k) notice for any of these modifications made to the Triage DOA Panel. If the FDA requires the Company to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified the Triage DOA Panel until the 510(k) notice is cleared by the FDA.

    We are uncertain of the regulatory path to market that the FDA will ultimately apply to our products currently in development. Although the Triage DOA Panel, Triage C. DIFFICILE Panel, Triage Parasite Panel and Triage Cardiac

Panel received 510(k) clearance, a PMA is required for Triage BNP Test and may be required for the other products now in development. There can be no assurance that the FDA will not determine that we must adhere to the more costly, lengthy and uncertain PMA approval process for any of our products in development.

    In December 1999, we filed a PMA with the FDA, seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel ("Advisory Panel") recommended not to approve our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data, including data concerning people in higher age groups that did not have CHF. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. We will work with the FDA to answer any questions they may have. We intend to to submit an amendment to our PMA application I few develop the additional data requested by the FDA. The FDA has not conducted its inspection of our facilities to ensure that the facilities are in compliance with applicable QSR requirements.

    We may not be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

    Before the manufacturer of a device can submit the device for FDA approval or clearance, it generally must conduct a clinical investigation of the device. Although clinical investigations of most devices are subject to the investigational device exemption, IDE, requirements, clinical investigations of in vitro diagnostic, IVD, tests, such as all of the Company's products and products under development, are exempt from the IDE requirements, including the need to obtain the FDA's prior approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IVD must be labeled for research use only, RUO, or investigational use only, IUO, and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

    We intend to conduct clinical investigations of our products under development, which will entail distributing them in the United States on an IUO basis. There can be no assurance that the FDA would agree that our IUO distribution of its IVD products under development will meet the requirements for IDE exemption. Furthermore, failure by us or the recipients of its products under development to maintain compliance with the IDE exemption requirements could result in enforcement action by the FDA, including, among other things, the loss of the IDE exemption or the imposition of other restrictions on our distribution of its products under development, which would adversely affect our ability to conduct the clinical investigations necessary to support marketing clearance or approval.

    Any devices manufactured or distributed by us pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to QSR, which includes testing, control, documentation, and other quality assurance requirements. Manufacturers must also comply with Medical Device Reporting, MDR, requirements that a manufacturer report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

    We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The recently finalized QSR requirements include the addition of design controls that will likely increase the cost of compliance. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operation. There can be no assurance that we will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition and results of operations.

    We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not incur significant costs to comply with laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

    The use of our products is also affected by the Clinical Laboratory Improvement Amendments of 1988, CLIA, and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as "waived," "moderately complex" or "highly complex," on the basis of specific criteria. There can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have a material adverse effect on our ability to market our products or on our business, financial condition or results of operations.

WE ARE DEPENDENT ON OTHERS FOR THE DEVELOPMENT OF PRODUCTS. THE FAILURE OF OUR COLLABORATIONS TO SUCCESSFULLY DEVELOP PRODUCTS WOULD HARM OUR BUSINESS

    Our strategy for the research, development, commercialization and distribution of some of our products entails entering into various arrangements with third parties. We are or will be dependent upon the success of these parties in performing their responsibilities. These parties may not perform their obligations as expected and no revenue may be derived from these arrangements.

    We entered into agreements with partners for the development and marketing of products. The agreements are subject to rights of termination and may be terminated. Our collaborators may not abide by their contractual obligations and may discontinue or sell their current lines of business. The research for which we receive or provide funding may not lead to the development of products. We intend to enter into additional development and marketing agreements. We may not be able to enter into agreements on acceptable terms, or at all.

    We are continuing to enhance, with LRE, a hand-held point-of-care fluorescent meter for use in Triage Meter System products. The meter can be programmed to run a specific test through the use of changeable proprietary software that is also under further improvements by LRE. LRE may not improve the hardware or software on schedule, or at all, and new software that permits the meter to be used for another Triage Meter System product may not be further improved.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH

    We anticipate increased growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations as new products are developed and commercialized. This growth will result in an increase in responsibilities for both existing and new management personnel. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems and to train, motivate and manage our employees. We may not be able to manage our expansion, and a failure to do so could have a material adverse effect on us.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, WE MAY NOT BE ABLE TO PURSUE COLLABORATIONS OR DEVELOP OUR OWN PRODUCTS

    Our future success depends in part on the continued service of our key technical, sales, marketing and executive personnel, and its ability to identify, hire and retain qualified personnel. Competition for such personnel is intense and we may not be able to retain existing personnel or identify or hire additional personnel.

WE MAY HAVE SIGNIFICANT PRODUCT LIABILITY EXPOSURE

    The testing, manufacturing and marketing of medical diagnostic devices entails an inherent risk of product liability claims. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, that claim could exceed our total assets.

ITEM 2.           PROPERTIES

    We lease approximately 134,000 square feet of space in eight buildings in the Sorrento Valley area in San Diego under leases that expire from December 2000 through December 2004. We have renewal options for one building through March 2005. We believe these facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. Our current facilities are used for our administrative offices, research and development facilities and manufacturing operations. We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space, which would be adequate for our foreseeable future needs. Leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

ITEM 3.           LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

    Our common stock is traded in the over-the-counter market on the Nasdaq National Market, the NNM, under the symbol BSTE. The following tables set forth the high and low sale prices, for our common stock as reported on the NNM for the periods indicated.

           1999                                           HIGH             LOW
           ----                                           ----             ---
       First Quarter................................   $   14.375      $    9.500
       Second Quarter...............................   $   11.000      $    7.000
       Third Quarter................................   $   10.125      $    7.500
       Fourth Quarter...............................   $   17.875      $    7.625

           1998                                           HIGH             LOW
           ----                                           ----             ---
       First Quarter................................   $   17.750      $    8.125
       Second Quarter...............................   $   16.313      $    9.250
       Third Quarter................................   $   11.000      $    3.563
       Fourth Quarter...............................   $   12.500      $    4.250

    There were approximately 101 holders of record of common stock as of February 29, 2000. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

(in thousands, except per share data)

                                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                     1995        1996         1997        1998        1999
                                                   --------    --------     --------    --------    --------
 STATEMENT OF OPERATIONS DATA:
 Net sales....................................     $25,147     $28,206      $31,677     $34,424     $43,011
 Cost of sales................................       5,649       5,983        6,926      10,513      13,636
                                                   -------     -------      -------     -------     -------
 Gross profit.................................      19,498      22,223       24,751      23,911      29,374

 Selling, general and administrative..........       7,134       8,623       11,549      15,469      17,581
 Research and development.....................       6,553       9,268       11,662      11,167      13,347
 Defense of patent matters....................       1,217       2,368          331       4,861          --
                                                   -------     -------      -------     -------     -------
 Total operating expenses.....................      14,904      20,259       23,542      31,497      30,928

 Income (loss) from operations................       4,594       1,964        1,209      (7,586)     (1,553)
 Interest and other income, net...............       1,647       1,846        3,435       5,026       2,491
 Reacquisition of distribution rights.........          --          --       (3,364)         --          --
                                                   -------     -------      -------     -------     -------
 Income (loss) before benefit  (provision) for
   income taxes...............................       6,241       3,810        1,280      (2,560)        938
 Benefit (provision) for income taxes.........       1,667        (261)         (82)      1,448         166
                                                   -------     -------      -------     -------     -------
 Net income (loss)............................     $ 7,908     $ 3,549      $ 1,198     $(1,113)    $ 1,104
                                                   -------     -------      -------     -------     -------
 Basic net income (loss) per share............     $  6.46     $  2.48      $  0.11     $ (0.09)    $  0.08
                                                   =======     =======      =======     =======     =======
 Diluted net income (loss) per share..........     $  0.79     $  0.34      $  0.09     $ (0.09)    $  0.08
                                                   =======     =======      =======     =======     =======
 Common and common equivalent shares used in
   computing per share amounts(1)
      -   Basic...............................       1,225       1,431       11,249      12,939      13,032
      -   Diluted.............................      10,004      10,392       13,081      12,939      13,728

                                                                     DECEMBER 31,
                                                ----------------------------------------------------------
                                                  1995      1996          1997         1998         1999
                                                --------  --------      --------     --------     --------
 BALANCE SHEET DATA:
 Cash, cash equivalents and marketable
 securities................................     $13,979   $  9,916      $ 39,257     $ 34,229     $ 32,272
 Working capital...........................      14,428     14,305        46,611       41,214       39,978
 Total assets..............................      27,935     30,089        63,311       65,809       68,148
 Long-term obligations, less current portion      2,739      3,253         3,797        4,038        4,069
 Stockholders' equity......................      18,526     22,153        55,090       54,683       56,885

----------

(1)      Computed on the basis described in Note 1 of Notes to Financial
         Statements.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "BUSINESS" AND "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. WE DISCLAIM ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

    We were established in 1988. We develop, manufacture and market rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. In 1992, we launched our first qualitative platform product, the Triage DOA Panel. In 1998, we began selling two additional qualitative platform products, the Triage C. DIFFICILE Panel and the Triage Parasite Panel. Also, in 1998, we launched our first quantitative platform product, the Triage Cardiac System. We followed these product launches with the introduction of our second quantitative platform product, the Triage BNP System, in certain international countries in December 1999.

    We market our products worldwide primarily through distributors supported by our direct sales force. Our principal markets are hospital laboratories, emergency departments and other point-of-care locations. In addition to focusing our attention on commercial activities associated with these products, we continue to invest in the research and development of additional rapid tests designed to aid in the diagnosis of several critical diseases or conditions in four core areas: cardiovascular, cerebrovascular, infectious diseases and oncology.

    Our sales to date have primarily been attributed to sales of the Triage DOA Panel product line. The Triage DOA Panel products are marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher, which accounted for 83% of product sales in 1999, and internationally by country-specific and regional distributors. Since the launch of the Triage DOA Panel in fiscal 1992, we experienced continued revenue growth from our Triage DOA Panel product line. The growth in sales of Triage DOA Panel products has slowed and we believe it may decline as the available U.S. market becomes saturated and competitive pressures become more and more prominent in a maturing market.

    We returned to operating profitability during the third and fourth quarters of 1999. However, we incurred an operating loss during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future and our operating results may not be consistent with predictions made by securities analysts.

    We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including:

    - whether and when new products are successfully developed and introduced by us
    -   market acceptance of current or new products
    -   manufacturing inefficiencies
    - progress of research and development projects including clinical trials and regulatory delays
    - seasonal customer demand, the timing or cancellation of significant orders, product recalls and shipment problems
    -   changes in reimbursement policies
    -   competitive pressures on average selling prices
    -   changes in the mix of products sold

    Operating results would also be adversely affected by a downturn in the market for our current and future products. We continue to increase our operating expenses, primarily for personnel, capital equipment and activities supporting newly-introduced products and new product development. Our operating results would be adversely affected if our net sales or gross profit did not correspondingly increase or if our product development efforts were unsuccessful or are subject to delays. Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not sustain revenue growth or maintain profitability on a quarterly or annual basis.

RECENT DEVELOPMENTS

NEW PRODUCTS

    New product sales of the Triage Cardiac System and the Triage Microbiology panels were approximately $9.2 million in 1999. The Triage Cardiac System is the first product line of our new quantitative measurement product platform. Sales of the Triage Cardiac System totaled approximately $6.6 million in 1999. During the first quarter of 1999, we experienced manufacturing inefficiencies related to the production of the Triage Cardiac System. We addressed those issues, initiated a focused-factory approach and reorganized our manufacturing operations to better suit the two different product platforms. The manufacturing costs of the Triage Cardiac System improved significantly during the last three quarters of 1999, which resulted in corresponding increases in the gross margin of that product.

    In December 1999, we began initial shipments of our second quantitative platform product, the Triage BNP System, to certain international customers. The Triage BNP System is a rapid, quantitative diagnostic test that may aid in the diagnosis of congestive heart failure, CHF, and therefore potentially enable earlier therapeutic intervention. Additionally, we filed a pre-market approval application ("PMA") with the FDA, seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel ("Advisory Panel") recommended not to approve our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data, including data concerning people in higher age groups that do not have CHF. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. We will work with the FDA to answer any questions they may have. We intend to submit an amendment to our PMA application if we develop the additional data requested by the FDA. We will continue to market the Triage BNP Test internationally.

BIOSITE DISCOVERY PROGRAM

    In March 1999, we introduced our Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. We use our expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. In return, we obtained and seek to continue to obtain diagnostic rights to the proteins under study. We utilize our proprietary Omniclonal-TM- antibody development technology to develop high affinity antibodies for the characterization and validation of protein targets. Initially, we focused on disease target markers in four core areas: cardiovascular, cerebrovascular, infectious diseases and oncology. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. We have executed collaborative agreements under the Biosite Discovery program with several partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

RESULTS OF OPERATIONS

         The following table sets forth operating data as a percentage of net sales:

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                        1997        1998        1999
                                                                    ----------- ----------- --------
                Net sales.....................................         100%         100%        100%
                Cost of sales.................................          22           31          32
                                                                       ---          ---         ---
                Gross profit..................................          78           69          68
                Operating expenses:
                  Selling, general and administrative.........          36           45          41
                  Research and development....................          37           32          31
                  Defense of patent matters...................           1           14          --
                                                                       ---          ---         ---
                    Total operating expenses..................          74           91          72
                Income  from operations.......................           4          (22)         (4)
                Other income, net.............................          11           15           6
                Reacquisition of distribution rights..........         (11)          --          --
                                                                       ----         ---         ---
                Income before benefit (provision) for income
                  taxes.......................................           4           (7)          2
                Benefit (provision) for income taxes..........          --            4          --
                                                                       ---          ---         ---
                Net income (loss).............................           4%          (3)%        2%
                                                                        ==          ====        ==

YEARS ENDED DECEMBER 31, 1999 AND 1998

    NET SALES. Net sales increased 25% to $43.0 million in 1999 from $34.4 million in 1998. The increase in net sales was primarily attributable to the growth in net sales of new products. The Triage C. DIFFICILE Panel and Triage Parasite Panel were launched in March 1998 and October 1998, respectively. The Triage Cardiac System was introduced in May 1998. New product sales for 1999 were approximately $9.2 million, as compared to $2.3 million for 1998. Net sales of the Triage DOA Panel for 1999 were 5% higher than net sales of the product for 1998. Growth in sales of the Triage DOA Panel products has slowed and we believe it may begin to decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    GROSS PROFIT. Gross profit increased 23% to $29.4 million in 1999 from $23.9 million in 1998. The increase in gross profit was primarily attributable to the overall sales growth and the realization of higher gross margins in 1999 as compared to 1998 for our newer products. The overall gross margin decreased to 68% for 1999 from 69% for 1998. The overall gross margin for 1999 decreased primarily as a result of a greater proportion of net sales representing the newer products, which experienced lower gross margins than the Triage DOA Panel. Also, during the first quarter of 1999, we experienced significant inefficiencies related to the production of the Triage Cardiac System, resulting in negative gross profits related to that product during that quarter. Gross margins increased to profitable levels during the remaining quarters of 1999, primarily as a result of efficiencies achieved in the manufacturing operations. As a result of efficiencies achieved, we were able to utilize some of our manufacturing resources for new product scale-up and validation activities related to the Triage BNP and Triage LBP tests, two products under development. The costs of new product scale-up and validation activities were charged to research and development expenses, contributing to higher gross margins during the remaining quarters of 1999. Our newer products are expected to continue to realize lower gross margins than the Triage DOA Panel during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes and efficiency issues are addressed. We also expect that the overall gross margins will continue to decrease as a result of competitive pricing pressures related to the maturing Triage DOA product line and the changing mix of net sales of products with different gross margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 14% to $17.6 million in 1999 from $15.5 million in 1998. Increases in SG&A expenses were primarily associated with additional marketing activities relating to new products, the expanded sales activities related to our broader product lines and the increased administrative costs to support our expanded operations and business development activities.

Additionally, SG&A expenses for 1999 included administrative costs associated with the reorganization of our manufacturing operations totaling approximately $300,000 and costs related to a business development opportunity that we decided to forego totaling approximately $425,000. We expect selling, general and administrative costs in 2000 to be significantly higher than in 1999, as we continue to expand our overall operations, including sales and marketing activities for our new products, business development activities and administrative support functions. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our new products and the progress of business development activities.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 20% to $13.3 million in 1999 from $11.2 million in 1998. Significant manufacturing scale-up and validation expenses were incurred during 1998 related to the Triage Cardiac System and Triage Microbiology panels. The Triage Cardiac System was the first product on our new quantitative product platform and required significant investments in the scale-up and validation of its manufacturing and quality processes. Manufacturing scale-up and validation expenses decreased during 1999. The decreases in manufacturing scale-up and validation costs were offset by increases in other product development expenses. During 1999, our research and development resources were focused primarily on the development, clinical studies, manufacturing scale-up and validation of products under development, potential improvements to our existing products and research activities associated with the Biosite Discovery Program. We expect that our research and development expenses will increase in 2000, as compared to 1999 levels. The increased expenditures are expected to primarily relate to pre-clinical and clinical studies, product development efforts, the Biosite Discovery program and manufacturing scale-up activities. The costs associated with the clinical trials are expected to be significant. Some of our potential products are subject to more complex regulatory approval requirements than our previous products. The timing of the increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    DEFENSE OF PATENT MATTERS. Legal expenses associated with the Dade Behring and Spectral Diagnostics litigation totaled $4.9 million in 1998. In February 1999, a settlement agreement was executed that resolved all disputes between Spectral Diagnostics and us without a material adverse financial impact to us. In March 1999, to avoid protracted litigation and continued significant legal defense costs, we executed a settlement agreement with Dade Behring that resolved all disputes outstanding between the companies. Accordingly, all settlement costs were known prior to filing our 1998 Form 10-K and therefore were expensed as of December 31, 1998.

    OTHER INCOME (EXPENSES). Interest and other income decreased 25% to $1.8 million in 1999 from $2.4 million in 1998. Interest income decreased 19% to $1.9 million in 1999 from $2.3 million in 1998. The decrease in interest income resulted primarily from the lower average balance of cash and marketable securities and lower overall interest rates on marketable debt securities during 1999 as compared to 1998. Contract revenue decreased to $703,000 in 1999 from $2.6 million in 1998. Contract revenues recognized during 1999 related to activities associated with a research and development feasibility study being performed by us and research and development activities related to the Biosite Discovery Program. In 1998, we recognized $1.3 million from Kyoto Dai-Ichi Kagaku C., Ltd. ("KDK") related to milestones achieved in the development of the Triage Cardiac System, $1.1 million from Novartis related to milestones achieved in the development of the NeoralChek System and $192,000 related to an SBIR (Small Business Innovation Research) grant from the U.S. Government for research related to potential microbiology products.

    BENEFIT (PROVISION) FOR INCOME TAXES. For 1999 and 1998, as a result of the pre-tax income (loss) and the estimated tax credits generated in each year, we recorded a benefit for income taxes of $166,000 and $1.4 million, respectively. The benefit for income taxes recognized in the fourth quarter of 1999 included $112,000 of benefit resulting from the recognition of research and development credits generated during the first three quarters of 1999. Recognition of these credits had been deferred until management determined that their realization had become more likely than not. At December 31, 1999, we had net deferred tax assets of $4.4 million. The realization of the deferred tax assets is dependent upon the generation of future taxable income of approximately $10.9 million. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    NET SALES. Net sales increased 9% to $34.4 million in 1998 from $31.7 million in 1997. The increase was primarily attributable to the introduction of new products in 1998 and the continued market acceptance of our higher-priced Triage DOA Plus TCA Panel products. Net sales for the products introduced in 1998 totaled approximately $2.3 million.

    GROSS PROFIT. Gross profit decreased 3% to $23.9 million in 1998 primarily as a result of experiencing negative gross profits related to the new products introduced in 1998. The overall gross margin decreased to 69% for 1998 from 78% for 1997. The gross margins decreased during the year primarily as a result of the introduction of the Triage C. DIFFICILE and Parasite Panels and Triage Cardiac System. During 1998, we experienced manufacturing scale-up and capacity constraint issues related to the Triage Cardiac System that resulted in a backlog of orders during the fourth quarter that was filled by February 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 34% to $15.5 million in 1998 from $11.5 million in 1997. The 1998 increases resulted primarily from the cost of our expanded sales force, increased marketing activities associated with new products and potential new products, and the expansion of administrative functions to support our expanded operations and business development activities. Additionally, our expended efforts related to transitioning our product distribution in Europe from E. Merck to a network of regional distributors.

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

    DEFENSE OF PATENT MATTERS. In 1998, we recorded a charge of approximately $4.9 million associated with the defense and settlement of two separate patent litigations. Settlement agreements were executed during the first quarter of 1999 that resolved both matters. Under the terms of the Dade Behring agreement, we obtained a license to the patent and provided Dade Behring the option to evaluate certain proprietary antibodies, resulting in a net payment of $1,050,000 to Dade Behring by Biosite. We charged to defense of patent matters in the 1998 statements of operations the applicable license costs related to years prior to 1998 of $604,000.

    OTHER INCOME. Contract revenue increased $1.4 million in 1998 from $1.2 million to $2.6 million. In 1998, we recognized $1.3 million from KDK related to milestones achieved in the development of the Triage Cardiac System, $1.1 million from Novartis related to milestones achieved in the development of the NeoralChek System and $192,000 related to an SBIR (Small Business Innovation Research) grant from the U.S. Government for research related to potential microbiology products. In 1997, we recognized $778,000 from Merck related to the development of the Triage Cardiac System and $400,000 from Novartis related to milestones in the development of the NeoralChek System.

    BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax loss recorded for 1998 and the pre-tax income for 1997, as well as the estimated tax credits generated in each year, we recorded a benefit for income taxes of $1.4 million in 1998 and a provision for income taxes of $82,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. At December 31, 1999, the Company had cash, cash equivalents and marketable securities of approximately $32.3 million compared to $34.2 million at December 31, 1998.

    The decrease in cash, cash equivalents and marketable securities during 1999 is largely attributable to the net payment of $1,050,000 made to Dade Behring as part of the settlement of litigation between Dade Behring and Biosite in March 1999, an additional $1.0 million payment made under a technology licensing arrangement previously entered into and the purchases of equipment and leasehold improvements totaling approximately $5.2 million. These significant uses of cash were offset by the cash generated from operating activities and proceeds from equipment financing and issuances of common stock under our stock plans.

    Cash generated from operating activities totaled $4.4 million for 1999 compared to $674,000 for 1998. Other significant sources of cash for 1999 included the receipt of $5.5 million from the sale of marketable securities that were not reinvested in other marketable securities, the receipt of $2.1 million in proceeds from equipment financing and $1.3 million in proceeds from the issuance of common stock under our stock plans. These proceeds were used to meet our cash requirements during 1999.

    During the year ended December 31, 1998, we generated $674,000 in cash from operating activities despite significant investment of cash into our defense of patent matters and new product launch activities such as manufacturing scale-up tasks, inventory buildup for new products and sales and marketing activities. Other significant business activities affecting cash included the purchase of license rights to patented technologies totaling $3.7 million, the expenditure of $3.1 million for capital equipment and leasehold improvements, the receipt of $2.0 million in proceeds from equipment financing and payments under equipment financing agreements of $1.5 million.

    Our primary short-term needs for capital, which are subject to change, are for the support of its commercialization efforts related to new products, expansion of our manufacturing capacity and efficiency for new products, potential licensing of technologies patented by others, potential procurement and enforcement of patents and the continued advancement of research and development efforts. We executed agreements to license technologies patented by others which call for cash payments and future royalties based on product sales utilizing the licensed technologies. We may enter into additional licensing agreements that may include up-front and annual cash payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

    We are evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space, which would be adequate for our foreseeable future needs. Leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

    We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

    - the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive
    - the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs
    - the timing and results of clinical studies and regulatory actions regarding our potential products
    -   changes in third party reimbursement policies
    - the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

    Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

ITEM 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK

    We are exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At December 31, 1999, we had variable-rate debt totaling approximately $1.5 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of our financial instruments that are exposed to changes in interest rates.

    Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH ("LRE") are denominated in German Deutsche Marks (DM) and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of December 31, 1999, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at December 31, 1999 were not material.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index on Page F-l of the Financial Report included herein.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Some information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 1999 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this section with respect to Directors is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. Our executive officers, their positions, and ages as of March 31, 2000 are as follows:

                        NAME                    AGE                      POSITION
              -------------------------         ---  -----------------------------------------------
              Kim D. Blickenstaff                47   President, Chief Executive Officer, Treasurer,
                                                        Secretary and Director
              Thomas M. Watlington               44   Senior Vice President, Commercial Operations
              Kenneth F. Buechler, Ph.D.         46   Vice President, Research
              James E. Douglas                   45   Vice President, Marketing
              Christopher R. Hibberd             34   Vice President, Strategic Planning and
                                                        Business Development
              Charles W. Patrick                 45   Vice President, Sales
              Christopher J. Twomey              40   Vice President, Finance and Chief Financial
                                                        Officer
              Gunars E. Valkirs, Ph.D.           48   Vice President, Research and Development,
                                                      Chief Technical Officer and Director
              Peter Witerzens, Ph.D.             58   Vice President, Operations

    KIM D. BLICKENSTAFF, one of our founders, has been President and Chief Executive Officer since April 1988. Mr. Blickenstaff also is a director of Micro Therapeutics Incorporated, Amira Medical and Medi Spectra Inc. Prior to joining Biosite, he held various positions in finance, operations, research management, sales management, strategic planning, and marketing with Baxter Travenol, National Health Laboratories, and Hybritech Incorporated ("Hybritech"). Mr. Blickenstaff holds an M.B.A. from the Graduate School of Business, Loyola University, Chicago.

    THOMAS M. WATLINGTON joined us as Senior Vice President in December 1996. He was formerly Vice President, Marketing for the Diabetes Care Division for Boehringer Mannheim. From 1982 to December 1996, Mr. Watlington held various positions in marketing, strategic analysis and product development with Boehringer Mannheim. Mr. Watlington holds a B.S. degree from the University of Maryland.

    KENNETH F. BUECHLER, PH.D., one of our founders and a co-inventor of certain of our proprietary technology, has been Vice President, Research since January 1994. From April 1988 to January 1994, he was Director of Chemistry. Prior to forming us, he was a Senior Scientist in the Diagnostics Research and Development Group at Hybritech. Dr. Buechler holds a Ph.D. in Biochemistry from Indiana University.

    JAMES E. DOUGLAS joined us in August 1999 as Vice President, Marketing. He was formerly Vice President, Marketing for Gen-Probe. From 1983 to August 1999 Mr. Douglas held various management positions in sales, marketing and business development with Abbott Laboratories, Sanofi Diagnostics Pasteur, Centocor and Gen-Probe. Mr. Douglas received his B.A. from Davidson College and his MBA from the University of South Carolina.

    CHRISTOPHER R. HIBBERD joined us in June 1997 to head our business development activities after spending five years with the Boston Consulting Group ("BCG"). At BCG, Mr. Hibberd was a Manager, leading client case teams in developing and implementing value-creating strategies for businesses in a variety of industry sectors. Prior to that, he held consulting positions at various companies and also was a Development Engineer for Albright & Wilson Americas from 1987 to 1990. Mr. Hibberd received an Engineering degree from the University of Toronto, Canada and his M.B.A. from the University of Western Ontario, Canada.

    CHARLES W. PATRICK joined us in August 1990 as Vice President, Sales and Marketing. From 1978 to August 1990, Mr. Patrick held various positions in sales, sales management and product and marketing management with Abbott Laboratories. From 1987 to August 1990, he was Group Marketing Manager for the Abused Drug Business Unit of Abbott, where he managed the worldwide product launch of Abbott's TDx and ADx bench top testing systems. Mr. Patrick holds a B.A. from the University of Central Florida.

    CHRISTOPHER J. TWOMEY joined us as Director of Finance in March 1990 and was promoted to Vice President of Finance and Chief Financial Officer in 1993. From 1981 to March 1990, Mr. Twomey was employed at Ernst & Young LLP, where from October 1985 to March 1990, he served as an Audit Manager. Mr. Twomey holds a B.A. in Business Economics from the University of California at Santa Barbara.

    GUNARS E. VALKIRS, PH.D., one of our founders and a co-inventor of some of our proprietary technology has been a director, Vice President, Research and Development and Chief Technical Officer since 1988. Prior to forming Biosite, he was a Scientific Investigator with the Diagnostics Research & Development Group at Hybritech, where he was the primary inventor of Hybritech's patented ICON technology. Dr. Valkirs holds a Ph.D. in Physics from the University of California at San Diego.

    PETER WITERZENS, PH.D., joined us as Vice President of Operations in February 2000. From 1998 to the end of 1999, Dr. Witerzens was the Senior Director, Lab Systems Operations at Roche Diagnostics Indianapolis where he was responsible for the manufacturing activities of Roche's Laboratory Systems products, including the consolidation and relocation of two Roche production sites. From 1989 to 1998 he was Senior Director, Production Immunological Test and Control Sera for Roche Diagnostics in Penzberg Germany. Dr. Witerzens received his Diploma in Chemistry and his Ph.D. in Pharmaceutical Chemistry from the University of Karlsruhe, Germany.

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

    Our financial statements are included herein as required under Item 8 of this annual report on Form 10-K. See Index on page F-l.

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

      3.(ii)(2)              Amended and Restated Bylaws of Biosite.

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

     10.7(2)                 Sublease Agreement between Biosite and General
                             Atomics, dated February 17, 1992, as amended on August 10, 1992, January 21, 1993, October 29,
                             1993, March 1, 1995 and October 1, 1996.



     10.8(2)(+)              Antibody License Agreement between Biosite and
                             Sandoz Pharma Ltd. (currently known as Novartis
                             Pharma AG), dated September 22, 1995, as amended
                             on July 26, 1996.

     10.9(2)(+)              Easy Assay License Agreement between Biosite and
                             Sandoz Pharma Ltd. (currently known as Novartis
                             Pharma AG), dated September 22, 1995.

    10.11(2)(+)              Development, Supply and Distribution Agreement
                             between Biosite and Kyoto Dai-Ichi Kagaku Co.,
                             Ltd., dated as of February 14, 1995.

    10.12(2)(+)              Development and Supply Agreement between Biosite
                             and LRE Relais + Elektronik GmbH -- Medical
                             Technology, dated September 23, 1994.

    10.19(2)                 Debenture Purchase Agreement between Biosite and
                             Sandoz Pharma Ltd. (currently known as Novartis
                             Pharma AG), dated as of September 22, 1995.

    10.20(2)(+)              Settlement and License Agreement & Agreement of
                             Dismissal with Prejudice, between Biosite and
                             Abbott Laboratories, dated as of September 6,
                             1996.

    10.21(2)                 Lease Agreement between Biosite and TCEP II
                             Properties Limited Partnership dated July 26,
                             1996.

    10.22(2)                 Lease Agreement between Biosite and Sorrento West
                             Limited dated September 21, 1994

    10.24(4) Rights Agreement dated as of October 22, 1997 between Biosite and BankBoston, N.A.

    10.25                    Amendment No. 1 to Rights Agreement dated as of
                             December 9, 1999 between Biosite and BankBoston,
                             N.A.

    10.26(7) (+)             Letter Agreement between Biosite and Novartis
                             Pharma AG, dated November 20, 1997.

    10.28(8) (+)             Distributorship Agreement between Biosite and
                             Fisher Scientific Company L.L.C. dated April 3,
                             1998.

           23.1 Consent of Ernst & Young LLP, independent auditors.

           27.1              Financial Data Schedule for year ended December
                             31, 1999

----------


(1) Incorporated by reference to Exhibit 3.(i)3 to Biosite's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(2) Incorporated by reference to the exhibits of the same number to Biosite's Registration Statement on Form S-1, No. 333-17657.

(3) Incorporated by reference to Exhibit 16.23 to Biosite's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to Exhibit 4.1 to Biosite's Registration Statement of Form 8-A, filed on October 28, 1997

(5) Incorporated by reference to Exhibit A to Biosite's Definitive Proxy Statement dated April 28, 1999 and filed with the Securities and Exchange Commission

(6) Incorporated by reference to Exhibit 10.2 to Biosite's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

(7) Incorporated by reference to Exhibit 10.25 to Biosite's Annual Report on Form 10-K for the year ended December 31, 1997

(8) Incorporated by reference to Exhibit 10.28 to Biosite's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998


(A)      Indicates management contract or compensatory plan or arrangement.

(+) Confidential treatment has been granted for certain portions of these exhibits.

(b)  REPORTS ON FORM 8-K


    We did not file any report on Form 8-K in the quarter ended December 31, 1999.

                        BIOSITE DIAGNOSTICS INCORPORATED
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biosite has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

BIOSITE DIAGNOSTICS INCORPORATED


/s/  KIM D. BLICKENSTAFF                             Date:  March 29, 2000
------------------------------------
          Kim D. Blickenstaff
 President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

NAME                                           TITLE                                       DATE
----                                           -----                                       ----
          /s/ KIM D. BLICKENSTAFF            President, Chief Executive Officer         March 29, 2000
          -----------------------            (Principal Executive Officer) and
           Kim D. Blickenstaff               Director


         /s/ CHRISTOPHER J. TWOMEY           Vice President and Chief Financial         March 29, 2000
         -------------------------           Officer (Principal Financial Officer
          Christopher J. Twomey              and Accounting Officer)

         /s/ TIMOTHY J. WOLLAEGER            Chairman of the Board                      March 29, 2000
         ------------------------
          Timothy J. Wollaeger

            /s/ ANTHONY DEMARIA              Director                                    March 29, 2000
            -------------------
            Anthony DeMaria, M.D.

         /s/ HOWARD E. GREENE, JR.           Director                                    March 29, 2000
         -------------------------
           Howard E. Greene, Jr.


            /s/ LONNIE M. SMITH              Director                                    March 29, 2000
            -------------------
             Lonnie M. Smith


           /s/ GUNARS E. VALKIRS             Director                                    March 29, 2000
           ---------------------
           Gunars E. Valkirs, Ph.D.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
Report of Ernst & Young LLP, Independent Auditors............................................    F-2
Balance Sheets at December 31, 1998 and 1999.................................................    F-3
Statements of Operations for each of the three years in the period ended December 31,
   1999......................................................................................    F-4
Statements of Stockholders' Equity for each of the three years in the period ended
   December 31, 1999.........................................................................    F-5
 Statements of Cash Flows for each of the three years in the period ended December 31,
   1999......................................................................................    F-6
Notes to Financial Statements................................................................    F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Biosite Diagnostics Incorporated

    We have audited the accompanying balance sheets of Biosite Diagnostics Incorporated as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosite Diagnostics Incorporated at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                     ERNST & YOUNG LLP

San Diego, California
January 26, 2000

                        BIOSITE DIAGNOSTICS INCORPORATED

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                  1998                   1999
                                                                              -----------           -----------
Assets
Current assets:
  Cash and cash equivalents                                                      $762,337            $4,594,217
  Marketable securities, available-for-sale                                    33,466,841            27,677,307
  Accounts receivable                                                           6,573,735             6,192,161
  Inventories                                                                   4,364,367             6,058,856
  Deferred income taxes                                                         1,666,000             1,165,000
  Prepaid expenses and other current assets                                     1,467,960             1,484,607
                                                                              -----------           -----------
        Total current assets                                                   48,301,240            47,172,148
Property, equipment and leasehold improvements,  net                            7,313,673             9,936,429
Deferred income taxes                                                           2,360,000             3,186,000
Patents and license rights, net                                                 7,203,433             7,555,771
Deposits and other assets                                                         630,765               297,632
                                                                              -----------           -----------
                                                                              $65,809,111           $68,147,980
                                                                              ===========           ===========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                             $1,503,354            $1,831,282
  Accrued salaries and other                                                    2,699,663             3,423,541
  Accrued costs for defense of patent matters                                   1,248,191                     -
  Current portion of long-term obligations                                      1,636,265             1,939,372
                                                                              -----------           -----------
        Total current liabilities                                               7,087,473             7,194,195
Long-term obligations                                                           4,038,444             4,068,814
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized;  no
    shares issued and outstanding at December 31, 1998 and 1999                         -                     -
   Common stock, $.01 par value, 25,000,000 shares authorized;
    12,926,706, and 13,141,302 shares issued and outstanding at
    December 31, 1998 and 1999, respectively                                      129,267               131,413
   Additional paid-in capital                                                  54,250,324            55,398,048
   Unrealized net gain (loss) on marketable securities, net of related tax effect of $23,510 and $(87,611) at December 31, 1998 and
    1999, respectively                                                             35,266              (131,416)
   Deferred compensation                                                         (207,845)              (93,086)
   Retained earnings                                                              476,182             1,580,012
                                                                              -----------           -----------
        Total stockholders' equity                                             54,683,194            56,884,971
                                                                              -----------           -----------
                                                                              $65,809,111           $68,147,980
                                                                              ===========           ===========

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                     Year Ended December 31,
                                                         1997                 1998                 1999
                                                     ------------         ------------         ------------
Net sales                                             $31,676,630          $34,424,461          $43,010,764
Cost of sales                                           6,925,318           10,513,524           13,636,286
                                                     ------------         ------------         ------------
Gross profit                                           24,751,312           23,910,937           29,374,478

Operating expenses:
  Selling, general and administrative                  11,549,734           15,469,717           17,581,015
  Research and development                             11,661,894           11,166,702           13,346,949
  Defense of patent matters                               330,537            4,860,857                   --
                                                     ------------         ------------         ------------
                                                       23,542,165           31,497,276           30,927,964
                                                     ------------         ------------         ------------
Operating income (loss)                                 1,209,147           (7,586,339)          (1,553,486)

Other income (expense):
  Interest income and other income                      2,190,837            2,395,957            1,788,316
  Contract revenue-related parties                        777,767                   --                   --
  Contract revenue-unrelated parties                      466,500            2,629,800              703,000
  Reacquisition of distribution rights                 (3,364,134)                  --                   --
                                                     ------------         ------------         ------------
                                                           70,970            5,025,757            2,491,316
Income (loss) before benefit (provision) for
   income taxes                                         1,280,117           (2,560,582)             937,830
Benefit (provision) for income taxes                      (82,000)           1,448,000              166,000
                                                     ------------         ------------         ------------
Net income (loss)                                      $1,198,117          $(1,112,582)          $1,103,830
                                                     ============         ============         ============

Net income (loss) per share:
   Basic                                                    $0.11               $(0.09)               $0.08
                                                     ============         ============         ============
   Diluted                                                  $0.09               $(0.09)               $0.08
                                                     ============         ============         ============

Shares used in calculating per share amounts:
   Basic                                               11,249,000           12,939,000           13,032,000
                                                     ============         ============         ============
   Diluted                                             13,081,000           12,939,000           13,728,000
                                                     ============         ============         ============

See accompanying notes.

                                         BIOSITE DIAGNOSTICS INCORPORATED
                                        STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Preferred Stock                         Common Stock
                                                         Shares            Amount             Shares               Amount
                                                       -----------        --------          -----------          ----------
Balance at December 31, 1996                            8,328,847         $ 83,288            1,473,573             $14,736
Comprehensive income:
  Net income                                                   --                 --                 --                 --
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on
      marketable securities                                    --                 --                 --                 --
Comprehensive income                                           --                 --                 --                 --
Issuance of common stock from initial public
  offering (IPO), net of offering costs of
  $3,291,630                                                   --                 --          2,760,000             27,600
Conversion of preferred stock into common stock
  in connection with IPO                               (8,328,847)           (83,288)         8,328,847             83,288
Conversion of convertible debenture into common
  stock in connection with IPO                                 --                 --             92,575                926
Issuance of common stock under employee stock
  plans                                                        --                 --            209,750              2,097
Amortization of deferred compensation                          --                 --                 --                 --
Income tax benefit from exercise of stock
  options                                                      --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------
Balance at December 31, 1997                                   --                 --         12,864,745            128,647

Comprehensive loss:
  Net loss                                                     --                 --                 --                 --
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on
      marketable securities                                    --                 --                 --                 --
Comprehensive loss                                             --                 --                 --                 --
Conversion of convertible debenture into common
  stock                                                        --                 --             41,666                417
Issuance of common stock under employee stock
  plans                                                        --                 --            142,695              1,427
Repurchase and retirement of common stock                      --                 --           (122,400)            (1,224)
Amortization of deferred compensation                          --                 --                 --                 --
Income tax benefit from exercise of stock
  options                                                      --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------
Balance at December 31, 1998                                   --                 --         12,926,706            129,267

Comprehensive income:
  Net income                                                   --                 --                 --                 --
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on
      marketable securities                                    --                 --                 --                 --
Comprehensive income                                           --                 --                 --                 --
Issuance of common stock under employee stock
  plans                                                        --                 --            252,596              2,526
Repurchase and retirement of common stock                      --                 --            (38,000)              (380)
Deferred compensation related to cancelled
  stock options                                                --                 --                 --                 --

Amortization of deferred compensation                          --                 --                 --                 --
Income tax benefit from exercise of stock
  options                                                      --                 --                 --                 --
                                                     ------------       ------------       ------------       ------------
Balance at December 31, 1999                                   --         $       --         13,141,302           $131,413
                                                     ============       ============       ============       ============

                                                                    Accumulated                        Retained
                                                    Additional         Other                           Earnings           Total
                                                     Paid-in       Comprehensive      Deferred       (Accumulated     Stockholders'
                                                     Capital          Income        Compensation       Deficit)           Equity
                                                  -------------     -----------      ------------   ---------------    ------------
Balance at December 31, 1996                       $22,094,711         $(2,754)         $(427,345)         $390,647    $ 22,153,283
Comprehensive income:
  Net income                                                --              --                 --         1,198,117       1,198,117
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on
      marketable securities                                 --           8,412                 --                --           8,412
                                                                                                                       ------------
Comprehensive income                                        --              --                 --                --       1,206,529
                                                                                                                       ------------
Issuance of common stock from initial public
  offering (IPO), net of offering costs of
  $3,291,63                                         29,800,770              --                 --                --      29,828,370
Conversion of preferred stock into common stoc
  in connection with IPO                                    --              --                 --                --              --
Conversion of convertible debenture into commo
  stock in connection with IPO                       1,109,978              --                 --                --       1,110,904
Issuance of common stock under employee stock
  plans                                                618,896              --                 --                --         620,993
Amortization of deferred compensation                       --              --            109,750                --         109,750
Income tax benefit from exercise of stock
  options                                               59,947              --                 --                --          59,947
                                                  ------------    ------------       ------------      ------------    ------------
Balance at December 31, 1997                        53,684,302           5,658           (317,595)        1,588,764      55,089,776

Comprehensive loss:
  Net loss                                                  --              --                 --        (1,112,582)      1,112,582)
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on
      marketable securities                                 --          29,608                 --                --          29,608
                                                                                                                       ------------
Comprehensive loss                                          --              --                 --                --      (1,082,974)
                                                                                                                       ------------
Conversion of convertible debenture into commo
  stock                                                499,575              --                 --                --         499,992
Issuance of common stock under employee stock
  plans                                                812,620              --                 --                --         814,047
Repurchase and retirement of common stock             (841,173)             --                 --                --        (842,397)
Amortization of deferred compensation                       --              --            109,750                --         109,750
Income tax benefit from exercise of stock
  options                                               95,000              --                 --                --          95,000
                                                  ------------    ------------       ------------      ------------    ------------
Balance at December 31, 1998                        54,250,324          35,266           (207,845)          476,182      54,683,194

Comprehensive income:
  Net income                                                --              --                 --         1,103,830       1,103,830
  Other comprehensive income, net of tax
    Change in unrealized net gain (loss) on
      marketable securities                                 --        (166,682)                --                --        (166,682)
                                                                                                                       ------------
Comprehensive income                                        --              --                 --                --         937,148
                                                                                                                       ------------
Issuance of common stock under employee stock
  plans                                              1,331,538              --                 --                --       1,334,064
Repurchase and retirement of common stock             (358,261)             --                 --                --        (358,641)
Deferred compensation related to cancelled
  stock options                                        (19,553)             --             19,553                --              --

Amortization of deferred compensation                       --              --             95,206                --          95,206
Income tax benefit from exercise of stock
  options                                              194,000              --                 --                --         194,000
                                                  ------------    ------------       ------------      ------------    ------------
Balance at December 31, 1999                       $55,398,048       $(131,416)          $(93,086)       $1,580,012     $56,884,971
                                                  ============    ============       ============      ============    ============



See accompanying notes

                        BIOSITE DIAGNOSTICS INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                                    Year ended December 31,
                                                                           1997              1998               1999
                                                                     ------------       ------------       ------------
OPERATING ACTIVITIES:
Net income (loss)                                                      $1,198,117        $(1,112,582)        $1,103,830
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                         2,738,230          4,608,081          3,660,580
  Amortization of deferred compensation                                   109,750            109,750             95,206
  Deferred income taxes                                                  (931,000)        (1,378,000)          (325,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (674,428)        (1,291,235)           381,574
    Inventory                                                            (437,716)        (2,194,471)        (1,694,489)
    Prepaid expenses and other current assets                            (467,788)           528,314             94,474
    Accounts payable                                                      452,995             82,385            327,928
    Accrued liabilities                                                  (860,205)         1,321,558            719,687
                                                                     ------------       ------------       ------------
Net cash provided by operating activities                               1,127,955            673,800          4,363,790

INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities            37,340,473         33,898,842         29,082,267
Purchase of marketable securities                                     (65,947,956)       (30,389,170)       (23,570,536)
Purchase of property, equipment and leasehold improvements             (5,221,969)        (3,091,536)        (5,179,893)
Patents, license rights, deposits and other assets                      1,108,389         (3,677,057)        (2,172,648)
                                                                     ------------       ------------       ------------
Net cash used in investing activities                                 (32,721,063)        (3,258,921)        (1,840,810)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debenture                                --            500,000                 --
Proceeds from issuance of equipment loans payable                       3,077,701          1,993,123          2,093,464
Principal payments under long-term obligations                         (1,213,543)        (1,447,589)        (1,759,987)
Proceeds from issuance of stock, net                                   30,449,363            814,047          1,334,064
Repurchase of common stock, net                                                --           (842,397)          (358,641)
                                                                     ------------       ------------       ------------
Net cash provided by financing activities                              32,313,521          1,017,184          1,308,900
                                                                     ------------       ------------       ------------

Increase (decrease) in cash and cash equivalents                          720,413         (1,567,937)         3,831,880
Cash and cash equivalents at beginning of year                          1,609,861          2,330,274            762,337
                                                                     ------------       ------------       ------------
Cash and cash equivalents at end of year                               $2,330,274           $762,337         $4,594,217
                                                                     ============       ============       ============
Supplemental disclosures of cash flow information:
  Interest paid                                                          $356,694           $320,008           $441,454
                                                                     ============       ============       ============
  Income taxes paid                                                    $1,203,900             $5,400             $2,061
                                                                     ============       ============       ============
Supplemental schedule of non-cash investing and financing
  activities:
  Conversion of convertible debenture into common stock                $1,110,904           $499,992         $        -
                                                                     ============       ============       ============
  Accrued liability for license rights acquired                                $-         $1,050,000         $        -
                                                                     ============       ============       ============

See accompanying notes

                                BIOSITE DIAGNOSTICS INCORPORATED

                                 NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

    Biosite Diagnostics Incorporated (the "Company") was established in 1988. The Company develops, manufactures and markets rapid, accurate and cost-effective diagnostic products that are designed to improve the quality of patient care and simplify the practice of laboratory medicine. In 1992, the Company began commercial sales of its first qualitative platform product, the Triage DOA Panel ("Triage DOA Panel"). In 1998, the Company began selling two additional qualitative platform products, the Triage C. DIFFICILE Panel and the Triage Parasite Panel. Also, in 1998, it launched its first quantitative platform product, the Triage Cardiac System. The Company followed these product launches with the introduction of its second quantitative platform product, the Triage BNP System, in certain European countries in December 1999.

    The Company markets its products worldwide primarily through distributors supported by its direct sales force. The Company's principal markets are hospital laboratories, emergency departments and other point-of-care locations. In addition to focusing its attention on commercial activities associated with these products, the Company continues to invest in the research and development of additional rapid tests designed to aid in the diagnosis of several critical diseases or conditions in four core areas: cardiovascular, cerebrovascular, infectious diseases and oncology.

REVENUE RECOGNITION AND SIGNIFICANT CUSTOMERS

    The Company recognizes sales upon shipment. The Company's U.S. distributor accounted for 80%, 86% and 83% of the product sales in 1997, 1998 and 1999, respectively.

    Export sales to international customers amounted to $2,982,000, $2,749,000 and $4,820,000 in 1997, 1998 and 1999, respectively. Sales to a stockholder amounted to approximately $2,013,000 in 1997. The stockholder disposed of its Biosite common stock holding in 1998.

    The Company records revenues under collaborative development agreements, based on the performance criteria of each contract, either as milestones are earned or on the percentage of completion basis as costs are incurred.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and highly liquid investments in debt securities with maturities of 90 days or less when purchased.

MARKETABLE SECURITIES

    Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of comprehensive income. At December 31, 1999, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

                        BIOSITE DIAGNOSTICS INCORPORATED

INVENTORIES

    Inventories are carried at the lower of cost (first-in, first-out) or market.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements are stated at cost.

DEPRECIATION AND AMORTIZATION

    Depreciation of property and equipment is computed using the straight-line method over three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

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

                      BIOSITE DIAGNOSTICS INCORPORATED

EARNINGS PER SHARE

    Earnings per Share ("EPS") is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options. Common stock equivalents are not considered in loss years as the effect is antidilutive.

    Shares used in calculating basic and diluted net income per share were as follows:

                                                                 Year Ended December 31,
                                                             ------------------------------
                                                              1997        1998        1999
                                                             ------      ------      ------
Shares used in calculating per share amounts - Basic
     (Weighted average common shares outstanding )           11,249      12,939      13,032

Effect of common share equivalents:
  Assumed conversion of preferred shares                      1,110          --          --
  Assumed conversion of convertible debenture                    12          --          --
  Net effect of dilutive common stock options using the
     treasury stock method                                      699          --         696
  Contingently issuable shares                                   11          --          --
                                                             ------      ------      ------
Shares used in calculating per share amounts - Diluted       13,081      12,939      13,728
                                                             ======      ======      ======

COMPREHENSIVE INCOME

    Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, ("FAS 130") establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. Included in the Company's statements of Stockholders' equity, other comprehensive income consisting of unrealized gains and losses on investments are reported.

SEGMENT INFORMATION

    Financial Accounting Standards Board's Statement No. 131, Segment Information, ("FAS 131") amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in FAS. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company believes it currently operates in one business and operating segment.

EFFECT OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which will be effective January 1, 2001. This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not yet determined what impact SFAS No. 133 will have on the financial statements.

2.  LICENSING AGREEMENTS

                      BIOSITE DIAGNOSTICS INCORPORATED

    The Company has entered into licensing agreements to utilize certain antibodies and/or technologies in exchange for up-front, annual, milestone, or royalty payments or a combination thereof. Certain of the up-front and annual payments are creditable towards future royalties payable. Royalties may be payable at various rates for product sales derived from the licensed technologies.

    The Company purchased license rights for technologies utilized in products for sale of $5.0 million and $1.1 million during the years ended December 31, 1998 and 1999, respectively. Accumulated amortization of license rights at December 31, 1998 and 1999 was approximately $4.0 million and $4.7 million, respectively.

3.  BIOSITE DISCOVERY PROGRAM AND COLLABORATIVE AND DISTRIBUTION AGREEMENTS

    In March 1999, the Company introduced its Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. The Company uses its expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. In return, Biosite has obtained and seeks to continue to obtain diagnostic rights to the proteins under study. Initially, Biosite has focused on disease target markers in four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. The Company executed collaborative agreements under the Biosite Discovery program with several partners in all of these core areas. During 1999, the Company recognized $703,000 related to the achievement of milestones under the collaborative agreements.

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

    In June 1994, the Company entered into a collaborative development agreement and a distribution agreement with Merck KgaA ("Merck"), a former stockholder, for the development and marketing of the Triage Cardiac Panel and under such agreements, Merck was to fund a portion of the development costs. The Company recognized revenue under this agreement on the percentage of completion basis as costs were incurred. For the year ended December 31, 1997, the Company incurred $2,866,000 in expenses under this agreement and recognized $778,000 as contract revenue.

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

                      BIOSITE DIAGNOSTICS INCORPORATED

4.  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1998:

                                                                                   Gross           Gross            Estimated
                                                                Amortized        Unrealized      Unrealized           Fair
                                                                  Cost             Gains           Losses             Value
                                                               ----------        ----------      ----------         ---------
Cash and cash equivalents:
  Cash                                                           $449,352         $     -        $       -           $449,352
  Corporate debt securities                                       312,985               -                -            312,985
                                                              -----------         -------        ---------        -----------
                                                                  762,337               -               -             762,337
Marketable securities:
  Certificate of deposit                                        2,005,724           1,784               -           2,007,508
  U.S. Government debt securities                                 499,182           1,133               -             500,315
  Corporate debt securities                                    30,903,159          79,836         (23,977)         30,959,018
                                                              -----------         -------        ---------        -----------
                                                               33,408,065          82,753         (23,977)         33,466,841
                                                              -----------         -------        ---------        -----------
Total cash, cash equivalents and available-for-sale
  marketable securities                                       $34,170,402         $82,753        $(23,977)        $34,229,178
                                                              ===========         =======        =========        ===========

    The following is a summary of cash, cash equivalents and available-for-sale marketable securities by balance sheet classification at December 31, 1999:

                                                                                   Gross           Gross            Estimated
                                                                Amortized        Unrealized      Unrealized           Fair
                                                                  Cost             Gains           Losses             Value
                                                               ----------        ----------      ----------         ---------
Cash and cash equivalents:
  Cash                                                          $3,120,725              $-             $-          $3,120,725
  Money market fund                                              1,473,492               -              -           1,473,492
                                                                 ---------               -              -           ---------
                                                                 4,594,217               -              -           4,594,217
Marketable securities:
  Certificates of deposit                                        1,000,338              81              -           1,000,419
  U.S. Government debt securities                                5,320,156               -        (54,187)          5,265,969
  Corporate debt securities                                     21,575,839           1,413       (166,333)         21,410,919
                                                                ----------           -----       ---------         ----------
                                                                27,896,333           1,494       (220,520)         27,677,307
                                                                ----------           -----       ---------         ----------
Total cash, cash equivalents and available-for-sale
  marketable securities                                        $32,490,550          $1,494      $(220,520)        $32,271,524
                                                               ===========          ======      ==========        ===========

    The amortized cost and estimated fair value of available-for-sale securities at December 31, 1999, by contractual maturity, are as follows:

                                                                     Amortized          Estimated
                                                                       Cost             Fair Value
                                                                    -----------        -----------
         Marketable securities:
           Due in one year or less                                   $8,768,875         $8,726,607
           Due after one year through two years                      16,135,957         15,975,190
           Due after two years                                        2,991,501          2,975,510
                                                                    -----------        -----------
                                                                    $27,896,333        $27,677,307
                                                                    ===========        ===========

5.  BALANCE SHEET INFORMATION

Inventories consist of the following:

                                                                 December 31,
                                                       1998                        1999
                                                    ----------                  ----------
Raw materials                                       $1,405,176                  $2,088,530
Work in process                                      2,938,548                   3,058,179
Finished goods                                          20,643                     912,147
                                                    ----------                  ----------
                                                    $4,364,367                  $6,058,856
                                                    ==========                  ==========

Property, equipment and leasehold improvements consist of the following:

                                                                         December 31,
                                                                1998                        1999
                                                            -----------                -----------
Machinery and equipment                                     $12,936,671                $17,505,021
Furniture and fixtures                                          986,368                  1,083,906
Leasehold improvements                                        3,225,746                  4,095,532
                                                            -----------                -----------
                                                             17,148,785                 22,684,459
Less accumulated depreciation and amortization               (9,835,112)               (12,748,030)
                                                            -----------                -----------
                                                             $7,313,673                 $9,936,429
                                                            ===========                ===========

Depreciation expense was approximately $2,106,000, $3,071,000 and $2,987,000 for years ended December 31, 1997, 1998, and 1999, respectively.

6.  DEBT AND COMMITMENTS

Debt consisted of the following:

                                                                            December 31,
                                                                   1998                      1999
                                                               ----------                 ----------
Equipment financing notes, payable $222,134 monthly
  including interest at 6.60% to 8.98% due October
  2000 to December 2004; secured by equipment                  $5,674,709                 $6,008,186
Less current portion                                            1,636,265                  1,939,372
                                                               ----------                 ----------
Total long-term obligations                                    $4,038,444                 $4,068,814
                                                               ==========                 ==========

    As a result of the attainment of one of the milestones (the successful completion of feasibility studies for the NeoralChek System under development), the Company received $500,000 from Novartis, in January 1998, in exchange for a convertible debenture. The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on the IPO price of $12.00 per share. The Company is obligated to sell to Novartis an additional $500,000 five-year 8% convertible debenture upon the attainment of a certain milestone. The debenture would be convertible, at the sole option of the Company, into shares of Biosite common stock at $12.00 per share.

    As of December 31, 1999, approximate future principal payments of the equipment financing notes are due as follows: 2000 - $1,939,000; 2001 -$1,700,000; 2002 - $1,304,000; 2003 - $746,000; and 2004 - $319,000.

    Interest charged to expense to arrive at operating income (loss) was approximately $357,000, $320,000, and $441,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

    The Company leases its office, manufacturing and research facilities under operating leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and

                       BIOSITE DIAGNOSTICS INCORPORATED
operating costs, subject to certain minimum and maximum annual increases. The Company has options to renew certain of the facilities leases for a period of 2 years.

Approximate annual future minimum operating lease payments as of December 31, 1999 are as follows:

                                                                 Operating
      Year                                                        Leases
      ----                                                       ---------
      2000                                                      $1,296,000
      2001                                                         855,000
      2002                                                         858,000
      2003                                                         577,000
      2004                                                         538,000
                                                                ----------
          Total minimum lease payments                          $4,124,000
                                                                ==========

    Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $1,033,000, $879,000 and $1,076,000 respectively. Equipment under equipment financing notes was approximately $8,510,000 and $9,687,000 at December 31, 1998, and 1999, respectively. Accumulated depreciation of equipment under equipment financing at December 31, 1998 and 1999 was approximately $3,607,000 and $4,529,000, respectively.

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

STOCK PLANS

    The Company's 1989 Stock Plan provided for both the direct sale of common stock and for the grant of options to purchase common stock to employees, directors, consultants and advisors of the Company. As of December 31, 1999, 144,476 shares have been sold directly under the plan and no shares were available for future issuance of common stock or grant of options to purchase common stock under the 1989 Stock Plan.

    In December 1996, the Company adopted the 1996 Stock Incentive Plan (the "1996 Stock Plan"). The 1996 Stock Plan replaced the Company's 1989 Stock Plan. Although all future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. As of December 31, 1999, a pool of 2,400,000 shares has been reserved for issuance under the 1996 Stock Plan. Additionally, any unpurchased shares of common stock pursuant to unissued, expired or cancelled options under the 1989 Stock Plan become available for awards under the 1996 Stock Plan.

    The options are generally subject to four year vesting and expire ten years from the date of grant. At December 31, 1999, 338,125 shares were available for future issuance of common stock or grant of options to purchase common stock under the 1996 Stock Plan.

                        BIOSITE DIAGNOSTICS INCORPORATED

Information with respect to the Company's 1989 Stock Plan and 1996 Stock Plan option activity is as follows:

                                                                                  Weighted
                                                                                   average
                                                                                  exercise
                                                                   Shares           price
                                                                   ------           -----
    Balance at December 31, 1996                                 1,281,980          $3.46
      Granted at fair value                                        388,400          $9.93
      Exercised                                                   (154,996)         $1.27
      Cancelled                                                    (75,661)         $5.65
                                                                 ---------         ------
    Balance at December 31, 1997                                 1,439,723          $5.33
      Granted at fair value                                        956,025         $12.35
      Exercised                                                    (71,391)         $3.06
      Cancelled                                                    (64,777)         $9.66
                                                                 ---------         ------
    Balance at December 31, 1998                                 2,259,580          $8.24
      Granted at fair value                                        964,850         $10.11
      Exercised                                                   (191,823)         $4.23
      Cancelled                                                   (182,456)        $10.98
                                                                 ---------         ------
    Balance at December 31, 1999                                 2,850,151          $8.97
                                                                 =========         ======

The following is a further breakdown of the options outstanding under the 1989 Stock Plan and 1996 Stock Plan as of December 31, 1999:

                                          Weighted average                                          Weighted average
                                             remaining                                               exercise price
 Range of exercise         Options        contractual life   Weighted average        Options           of options
       price             outstanding          in years        exercise price       exercisable         exercisable
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
$0.24   -  $5.50             845,466            5.77               $3.78              728,012              $3.57
$6.38   -  $10.00          1,134,878            8.99               $9.45              271,642              $9.24
$10.13  - $13.75             279,742            8.33              $11.87              105,625             $11.93
$13.88 -  $16.31             590,065            8.39              $14.11              237,569             $14.09
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
$0.24   -  $16.31          2,850,151            7.85               $8.97            1,342,848              $7.24
===================== ================== =================== ================== =================== ==================

    Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 1997, 1998, and 1999:

                              1997                         1998                         1999
                              ----                         ----                         ----
Risk-free interest rate       6%                           5.25%                        6.36%
Volatility                    55%                          83%                          83%
Dividend yield                0%                           0%                           0%
Expected life of options      6 years                      5 years                      5 years

                      BIOSITE DIAGNOSTICS INCORPORATED

    For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information follows:

                                                               Year ended December 31,
                                                    1997                 1998                  1999
                                                  --------            ------------          ------------
Adjusted pro forma net income (loss)              $430,973            $(3,256,548)          $(2,248,997)
Adjusted pro forma diluted net income (loss)
  per share                                       $   0.03            $     (0.25)          $     (0.16)

    The pro forma effects on net income for 1997, 1998, and 1999 are not likely to be representative of the effects on reported net income or loss in future years. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

EMPLOYEE STOCK PURCHASE PLAN

    In December 1996, the Company adopted an Employee Stock Purchase Plan ("ESPP") which provides employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. A pool of 350,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions). During the years ended December 31, 1997, 1998 and 1999, 54,754, 71,304, and 60,773 shares, respectively, were issued under the ESPP. As of December 31, 1999, 163,169 shares of common stock were available for issuance under the ESPP.

At December 31, 1999, a total of 3,351,445 shares of the Company's common stock were reserved for future issuances under the Company's stock plans and employee stock purchase plan.

STOCK REPURCHASE PROGRAM

    In September 1998, the Company initiated a common stock repurchase program, under which it may purchase up to one million shares of its common stock. The repurchase program was terminated in January 2000. Under the program, Biosite purchased shares of its common stock from time to time through open market transactions at prices deemed appropriate by its management. The Company repurchased 122,400 shares and 38,000 shares of its common stock, respectively, in 1998 and 1999 at a total cost of approximately $842,000 and $359,000 respectively.

STOCKHOLDER RIGHTS PLAN

    In October, 1997, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock of Biosite held of record at the close of business on November 3, 1997. Each Right represents a contingent right to purchase, under certain circumstances, one-one-thousandth of a share of a new series of Biosite preferred stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment. The Rights would be traded independently from Biosite's common stock and become exercisable under certain circumstances involving the acquisition or a tender or exchange offer by a person or group for 15% or more of Biosite's common stock. In December 1999, the agreement governing the Rights was amended to provide that Kopp Holding Company and related entities could acquire up to 20% of Biosite's outstanding common stock without making the Rights exercisable. The Rights expire on October 22, 2007, unless redeemed by the Company's Board of Directors. The Rights can be redeemed by the Board at a price of $0.01 per Right at any time before the Rights become exercisable, and in limited circumstances thereafter.

                         BIOSITE DIAGNOSTICS INCORPORATED

8.  INCOME TAXES

    Significant components of the income tax benefit (provision) are as follows:

                                                 Year Ended December 31,
                                         1997              1998              1999
                                         ----              ----              ----
    Current:
      Federal                       $ (555,000)          $69,000         $(124,000)
      State                           (458,000)            1,000           (35,000)
                                    -----------       ----------         ----------
                                    (1,013,000)           70,000          (159,000)
    Deferred:
      Federal                          499,000         1,053,000           229,000
      State                            432,000           325,000            96,000
                                    -----------       ----------         ----------
                                       931,000         1,378,000           325,000
                                    -----------       ----------         ----------
                                    $  (82,000)       $1,448,000         $ 166,000
                                    ===========       ==========         ==========

    As of December 31, 1999, the Company had federal research and development, California research and development, and California manufacturers' credit carryforwards of approximately $1,990,000, $940,000, and $485,000, respectively. The federal research and development, California research and development, and California manufacturers' credits will begin expiring in 2005, 2011 and 2004, respectively, unless previously utilized.

    As of December 31, 1999, the Company had federal and California tax net operating loss carryforwards of approximately $643,000 and $518,000, respectively. The federal and California tax net operating loss carryforwards will begin expiring in 2019, unless previously utilized.

    Significant components of the Company's deferred tax assets as of December 31, 1998 and 1999 are shown below.

                                                                                   December 31,
                                                                             1998                1999
                                                                             ----                ----
      Deferred tax assets:
        Research and development credit                                   $1,997,000         $2,601,000
        Federal and California Alternative Minimum Tax credit                277,000            287,000
        California Manufacturers' credit                                     276,000            315,000
        Capitalized research expenses                                         21,000              2,000
        Other                                                              1,476,000          1,254,000
                                                                          ----------         ----------
                Total deferred tax assets                                  4,047,000          4,459,000
      Deferred tax liability:
        Tax over book depreciation                                           (21,000)          (108,000)
                                                                          ----------         ----------
      Net deferred tax assets                                             $4,026,000         $4,351,000
                                                                          ==========         ==========

    No valuation allowance has been recorded to offset the deferred tax assets as the Company has determined that it is more likely than not that such assets will be realized. As of December 31, 1999, the Company has approximately $4.4 million of net deferred tax assets, with no offsetting valuation allowance. The realization of the deferred tax assets is dependent upon the generation of future taxable income of approximately $10.9 million. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, the Company will record a valuation allowance against all or a portion of the net deferred tax assets.

                        BIOSITE DIAGNOSTICS INCORPORATED

    The reconciliation of income tax computed at the federal statutory tax rate to the benefit (provision) for income taxes is as follows:

                                                                                          December 31,
                                                                                1997          1998          1999
                                                                                ----          ----          ----
      Tax at federal statutory rate                                               35%           35%           35%
      Permanent tax differences                                                   (2)           (5)           14
      Decrease in valuation allowance for deferred tax assets                      -             -             -
      Tax credits                                                                (30)           31           (70)
      Other                                                                        3            (4)            3
                                                                               -------       -------      ---------
      Effective rate                                                               6%           57%          (18)%
                                                                               =======       =======      =========

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

10.  DEFENSE OF PATENT MATTERS

    In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. The patent infringement action alleged that the Company's Triage DOA Panel products infringed a patent held by the plaintiffs, which expires in August 2000. The plaintiffs sought to recover damages of an unspecified amount and to enjoin future sales of the Triage DOA Panel products by the Company. Biosite answered the complaint, denying infringement and asserting affirmative defenses that the patent is invalid and unenforceable. Because of a merger, the identity of the plaintiffs changed to Dade Behring Inc., Dade Behring Marburg GmbH and Syva Company (collectively "Dade Behring"). To avoid protracted litigation and continued significant legal defense costs, the Company and Dade Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, the Company obtained a license to the patent and will provide Dade Behring the option to evaluate certain proprietary antibodies, resulting in a net payment of $1,050,000 to Dade Behring by Biosite. In 1998, the Company charged to defense of patent matters $604,000 which represented the applicable license costs for years prior to 1998. The Company continues to amortize the applicable license costs until the expiration of the related patent.

                        BIOSITE DIAGNOSTICS INCORPORATED

11.  QUARTERLY INFORMATION (UNAUDITED)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year

                                                                                             1998
                                                                       FIRST         SECOND        THIRD         FOURTH
                                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                                   -------------- ------------- ------------- -------------
                                                                              (in thousands, except per share data)
Net sales                                                             $7,884         $8,711         $8,752       $9,077
Gross profit                                                           6,129          6,368         5,715         5,699
Income (loss) before income taxes                                       (724)          (310)          219        (1,745)
Net income (loss)                                                       (500)          (374)          455          (693)

Net income (loss) per share
  - Basic                                                             $(0.04)        $(0.03)        $0.04        $(0.05)
  - Diluted                                                           $(0.04)        $(0.03)        $0.03        $(0.05)

Shares used in calculating per share amounts
  - Basic                                                             12,906         12,938        12,986        12,923
  - Diluted                                                           12,906         12,938        13,514        12,923


                                                                                             1999
                                                                       FIRST         SECOND        THIRD         FOURTH
                                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                                   -------------- ------------- ------------- -------------
                                                                              (in thousands, except per share data)
Net sales                                                             $9,448        $10,594       $11,317       $11,652
Gross profit                                                           5,706          7,331         8,137         8,201
Income (loss) before income taxes                                     (1,786)           193         1,394         1,137
Net income (loss)                                                     (1,057)            97           840         1,224

Net income (loss) per share
  - Basic                                                             $(0.08)         $0.01         $0.06         $0.09
  - Diluted                                                           $(0.08)         $0.01         $0.06         $0.09

Shares used in calculating per share amounts
  - Basic                                                             12,973         13,015        13,056        13,083
  - Diluted                                                           12,973         13,624        13,593        13,909


The benefit for income taxes recognized in the fourth quarter of 1999 included $112,000 of benefit resulting from the recognition of research and development credits generated during the first three quarters of 1999. Recognition of these credits had been deferred until management determined that their realization had become more likely than not.

                                  SCHEDULE II

                        BIOSITE DIAGNOSTICS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------- ---------------- --------------------------------------- --------------- -------------
                     COL. A                      COL. B                      COL. C                        COL. D        COL. E
------------------------------------------- ---------------- --------------------------------------- --------------- -------------
                                                                           Additions
------------------------------------------- ---------------- ----------------------- --------------- --------------- -------------
                                                                                       Charged to
                                               Balance at                                Other                        Balance at
                                              Beginning of     Charged to Costs and    Accounts-       Deductions -     End of
                  Description                    Period              Expenses           Describe         Describe       Period
------------------------------------------- ---------------- ----------------------- --------------- --------------- -------------
Year ended December 31, 1999
Allowance for doubtful accounts                 $ 18,032          $  4,999                 $-          $  5,380 (1)      $ 17,651
Reserve for obsolete or excess inventory        $798,644          $741,856                 $-          $909,849 (2)      $630,651
Warranty reserve for Triage Meters              $      -          $170,373                 $-          $-                $170,373


Year ended December 31, 1998
Allowance for doubtful accounts                 $ 13,721          $  4,311                 $-          $-                $ 18,032
Reserve for obsolete or excess inventory        $304,860          $540,662                 $-          $ 46,878 (2)      $798,644


Year ended December 31, 1997
Allowance for doubtful accounts                 $  4,405           $19,555                 $-          $ 10,239 (1)      $ 13,721
Reserve for obsolete or excess inventory        $193,736           119,230                 $-          $  8,106 (2)      $304,860




(1) Uncollectible accounts written off, net of recoveries
(2) Write off of obsolete or excess inventory