Form 10-Q
period 2000-03-31
BIOSITE DIAGNOSTICS INC
filed 2000-05-02
CIK 834306

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended March 31, 2000

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

       Registrant's telephone number, including area code: (858) 455-4808

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at April 28, 2000 was 13,684,571.

================================================================================

                        BIOSITE DIAGNOSTICS INCORPORATED
                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION...............................................1

ITEM 1.  FINANCIAL STATEMENTS................................................1
  CONDENSED BALANCE SHEETS...................................................1
  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED).............................2
  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED).............................3
  NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)........................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS..................................................6

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........10

PART II.  OTHER INFORMATION.................................................20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................20

SIGNATURES..................................................................21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                    MARCH 31,   DECEMBER 31,
                                                      2000        1999
                                                  -----------  -----------
                                                   (Unaudited)    (Note)

ASSETS
Current assets:
 Cash and cash equivalents ...................       $ 6,032,283  $ 4,594,217
 Marketable securities, available-for-sale....        27,793,421   27,677,307
 Accounts receivable, net ....................         6,552,688    6,192,161
 Inventories, net ............................         6,633,069    6,058,856
 Other current assets ........................         2,692,068    2,649,607
                                                      ----------    ---------
    Total current assets .....................        49,703,529   47,172,148
Property, equipment and leasehold
 improvements, net ...........................        10,247,831    9,936,429
Patents and license rights, net ..............         7,902,104    7,555,771
Other assets .................................         3,308,195    3,483,632
                                                      ----------    ---------
                                                     $71,161,659  $68,147,980
                                                     ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ............................       $ 1,222,013  $ 1,831,282
 Accrued salaries and other ..................         3,403,574    3,423,541
 Current portion of long-term obligations ....         2,086,850    1,939,372
                                                      --------- --------------
    Total current liabilities ................         6,712,437    7,194,195
Long-term obligations ........................         4,493,148    4,068,814

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, none issued and
  outstanding at March 31, 2000 and
  December 31, 1999 ..........................                 -             -
 Common stock, $.01 par value, 25,000,000
  shares authorized; 13,575,203 and
  13,141,302 shares issued and outstanding
  at March 31, 2000 and December 31, 1999,
  respectively ...............................           135,752      131,413
 Additional paid-in capital ..................        57,158,398   55,398,048
 Unrealized net gain (loss) on marketable
  securities, net of related tax effect ......          (172,289)    (131,416)
 Deferred compensation .......................           (69,546)     (93,086)
 Retained Earnings ...........................         2,903,759    1,580,012
                                                     ---------- --------------
    Total stockholders' equity ...............        59,956,074   56,884,971
                                                     ---------- -------------
                                                     $71,161,659  $68,147,980
                                                     =========== ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                        2000         1999
                                      ---------    --------
      Net sales ...............     $12,198,062   $ 9,447,721
      Cost of sales ...........       3,837,153     3,741,917
                                     ----------    ----------
      Gross profit ............       8,360,909     5,705,804

      Operating expenses:
        Selling, general and
         administrative .......       4,384,755     4,945,059
        Research and
         development ..........       3,165,232     3,045,235
                                     ----------    ----------
                                      7,549,987     7,990,294
                                     ----------    ----------

      Operating income
       (loss) .................         810,922    (2,284,490)

      Other income:
       Interest and other
        income ................         499,985       498,548
       Contract revenue .......         714,840            --
                                     ----------    ----------

      Income (loss) before
        benefit (provision) for
        income taxes ..........       2,025,747    (1,785,942)
      Benefit (provision) for
        income taxes ..........        (702,000)      729,000
                                     ----------    ----------


      Net income (loss) .......     $ 1,323,747   $(1,056,942)
                                     ==========    ==========



      Net income (loss) per share
       - Basic ................     $      0.10   $     (0.08)
                                     ==========    ==========
       - Diluted ..............     $      0.09   $     (0.08)
                                     ==========    ==========

      Shares used in calculating
       per share amounts
       - Basic ................      13,237,000    12,973,000
                                     ==========    ==========
       - Diluted ..............      14,840,000    12,973,000
                                     ==========    ==========

 See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                    2000           1999
                                                ------------   -----------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
  activities ...............................   $   788,411     $  (505,148)

INVESTING ACTIVITIES
  Proceeds from sales and maturities of
    marketable securities ..................     3,854,299       9,716,659
  Purchase of marketable securities ........    (4,038,536)     (6,355,101)
  Purchase of property, equipment and
    leasehold improvements .................    (1,118,046)       (456,840)
  Patents, license rights, deposits and
    other assets ...........................      (384,563)     (1,588,457)
                                               -----------     -----------
  Net cash used in investing activities ....    (1,686,846)      1,316,261

FINANCING ACTIVITIES
  Proceeds from issuance of financing
    obligations ............................     1,058,712         326,121
  Principal payments under financing
    obligations ............................      (486,900)       (424,213)

  Proceeds from issuance of common stock,
    net ....................................     1,764,689         282,388
                                               -----------     -----------
  Net cash provided by financing
    activities .............................     2,336,501         184,296
                                               -----------     -----------

Increase in cash and cash equivalents ......     1,438,066         995,409
Cash and cash equivalents at beginning of
    period .................................     4,594,217         762,337
                                               -----------     -----------

Cash and cash equivalents at end of
    period .................................   $ 6,032,283     $ 1,757,746
                                               ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid ............................   $   125,113     $   110,241
                                               ===========     ===========
  Income taxes paid ........................   $        --     $        --
                                               ===========     ===========

         See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. We have experienced significant quarterly fluctuations in our operating results and we expect that these fluctuations in sales, expenses and operating results may continue.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1999.

2. EARNINGS PER SHARE

     Earnings per Share, EPS, is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, FAS 128. FAS 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options. Common stock equivalents are not considered in loss years as the effect is antidilutive.

     Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                   --------------------
                                                     2000      1999
                                                   --------------------
Weighted average common shares
  outstanding - Shares used in
  calculating per share amounts - Basic ...        13,237        12,973
Net effect of dilutive common share
  equivalents using the treasury stock
  method ..................................         1,603            --
                                                   ---------------------
 ares used in calculating per share
  amounts - Diluted .......................        14,840        12,973
                                                   ====================

3. BALANCE SHEET INFORMATION

   Net inventories consist of the following:


                                                MARCH 31,     DECEMBER 31,
                                                  2000           1999
                                               ----------     -----------
              Raw materials..............     $ 2,315,778    $ 2,088,530
              Work-in-process............       3,186,766      3,058,179
              Finished goods.............       1,130,525        912,147
                                                ---------      ---------
                                              $ 6,633,069    $ 6,058,856
                                                =========      =========

4. COMPREHENSIVE INCOME

     Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive income is as follows:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                         ------------------------
                                            2000        1999
                                         ------------------------
Net income (loss) ...................    $ 1,323,747  $(1,056,942)
Change in unrealized net gain
  (loss) on marketable
   securities, net of tax ...........        (40,873)      27,426
                                         ------------------------
Comprehensive income (loss) .........      1,282,874  $(1,029,516)
                                         ========================

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, manufacturing efficiency issues, dependence on others, the impact of competitive products, third party reimbursement issues, changing market conditions and the other risks detailed under "Factors that May Affect Results" and throughout our Annual Report on Form 10-K for the year ended December 31, 1999. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q and our Form 10-K, respectively. We disclaim any intent or obligation to update these forward-looking statements.

OVERVIEW

     We were established in 1988. We develop, manufacture and market rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. In 1992, we launched our first qualitative platform product, the Triage
(-Registered Trademark-) Panel for Drugs of Abuse. In 1998, we began selling two additional qualitative platform products, the Triage C. DIFFICILE Panel and the Triage Parasite Panel. Also, in 1998, we launched our first quantitative platform product, the Triage Cardiac System. We followed these product launches with the introduction of our second quantitative platform product, the Triage BNP System, in certain international countries in December 1999.

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

     In March 1999, we introduced our Biosite Discovery program, a collaborative research and diagnostics development program focused on the identification of new protein markers for acute diseases. In addition to our internal diagnostic marker discovery programs, we use our expertise in antibody development to help pharmaceutical and biotechnology partners accelerate their research programs. We utilize our proprietary Omniclonal(-TM-) antibody development technology to develop high affinity antibodies for our customers' use in characterizing and validating protein targets. The Omniclonal technology combines antibody phage display capabilities and a highly efficient antibody expression and purification process. In return, we have obtained and seek to continue to obtain diagnostic rights to the proteins under study. Initially, we are focusing on disease target markers in our four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. We have executed collaborative agreements under the Biosite Discovery program with several partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

     Our product sales to date have primarily been attributed to sales of the Triage Drugs of Abuse Panel product line. The Triage Drugs of Abuse Panel products are marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher Healthcare, "Fisher", which accounted for 83% of product sales in 1999 and 85% in the first quarter of 2000, and internationally by country-specific and regional distributors. Since the launch of the Triage Drugs of Abuse Panel in fiscal 1992, we experienced continued annual revenue growth from our Triage Drugs of Abuse Panel product line. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more and more prominent in a maturing market.

     We returned to operating profitability during the third and fourth quarters of 1999 and the first quarter of 2000. However, we incurred an operating loss during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future and our operating results may not be consistent with predictions made by securities analysts.

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

     - progress of research and development projects including clinical trials and regulatory delays

     - seasonal customer demand, the timing or cancellation of significant orders, product recalls and shipment problems

     -  changes in reimbursement policies

     -  competitive pressures on average selling prices

     -  changes in the mix of products sold.

     Operating results would also be adversely affected by a downturn in the market for our current and future products. We continue to increase our operating expenses, primarily for personnel, capital equipment and activities supporting newly introduced products and product development. Our operating results would be adversely affected if our net sales or gross profit did not correspondingly increase or if our product development efforts were unsuccessful or are subject to delays. Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not sustain revenue growth or maintain profitability on a quarterly or annual basis.

RECENT DEVELOPMENTS

NEW PRODUCTS

     In December 1999, we began initial shipments of our second quantitative platform product, the Triage BNP System, to certain international customers. The Triage BNP System is a rapid, quantitative diagnostic test that may aid in the diagnosis of congestive heart failure, CHF, and therefore potentially enable earlier therapeutic intervention. Additionally, we filed a pre-market approval application, PMA, with the FDA, seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel, Advisory Panel, voted 6-3 to recommend non-approval of our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. In order to remedy the deficiencies of the current PMA submission, we intend to gather data from additional female CHF patients to ensure that our CHF patient population adequately mirrors the known sex distribution for the disease. Also, to better demonstrate the sensitivity and specificity of our test in different age groups, we will accumulate data from a control group of healthy individuals that is representative of the age distribution among the diseased population. We are also considering submitting additional data from studies that may validate the utility of our test. We anticipate submitting an amendment to our PMA by October 2000. We will continue to market the Triage BNP System internationally.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                              2000     1999
                                                              ----     ----

           Net sales .........................               100%     100%

           Cost of sale.......................                31       40
                                                             ---      ---
           Gross profit ......................                69       60

           Operating Expenses:
            Selling, general and
              administrative .................                36       52
            Research and development..........                26       32
                                                             ---      ---
           Total operating expenses ..........                62       84

           Income (loss) from operations .....                 7      (24)
           Interest and other income, net.....                10        5
                                                             ---      ---
           Income (loss) before benefit
             (provision) for income taxes ....                17      (19)

           Benefit (provision) for income
            taxes ............................                (6)       8
                                                              ---      ---

           Net income (loss) ..................               11%      11%
                                                             ===      ===

     NET SALES. Net sales increased 29% to $12.2 million for the first quarter of 2000 from $9.4 million for the first quarter of 1999. The increase in net sales was primarily attributable to the growth in net sales of our Triage Cardiac System, one of our quantitative platform products. Our quantitative platform product sales for the first quarter of 2000 were approximately $3.1 million, as compared to $1.1 million for the same period of 1999. This product's net sales growth was primarily due to growth in our customer base and greater product utilization. Additionally, the first quarter's net sales included approximately $507,000 associated with the initial stocking of Triage Cardiac Panel by Fisher, our U.S. distributor. Fisher began shipping the product to its customers from its regional locations in April. Prior to that, we were drop-shipping the product directly to their customers. Net sales of our qualitative platform products, consisting of the Triage Drugs of Abuse Panel and Triage Microbiology Panels were approximately $9.1 for the first quarter of 2000, as compared to $8.3 million for the same period of 1999. Net sales of the Triage Drugs of Abuse Panel for the first quarter of 2000 were 7% higher than net sales of the product for same period of 1999. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

     GROSS PROFIT. Gross profit increased 47% to $8.4 million for the first quarter of 2000 from $5.7 million for the first quarter of 1999. The overall gross margin increased to 69% for the first quarter of 2000 from 60% for the same period in 1999, primarily as a result of greater efficiencies achieved in the manufacturing of the Triage Cardiac Panel. Our newer products, which continued to experience lower gross margins than the Triage Drugs of Abuse Panel, were produced with greater efficiency during the first quarter of 2000 than the first quarter of 1999. During the first quarter of 1999, we experienced significant inefficiencies related to the production of the Triage Cardiac Panel, which adversely affected gross profits related to that product. Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes, efficiency issues are addressed, and meter quality issues are resolved with our supplier. We also expect that the overall gross margins will continue to decrease as a result of competitive pricing pressures related to the maturing Triage Drugs of Abuse product line and the changing mix of net sales of products with different gross margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative, SG&A, expenses decreased 11% to $4.4 million for the first quarter of 2000 from $4.9 million for the first quarter of 1999. The decrease in SG&A expenses were primarily associated with certain administrative costs incurred during the first quarter of 1999 that were not repeated during the first quarter of 2000. SG&A expenses for the first quarter of 1999 included administrative costs associated with the reorganization of our manufacturing operations totaling approximately $300,000 and costs related to a business development opportunity that we decided to forego totaling approximately $425,000. The decrease in SG&A expenses related to these isolated costs were offset by increases in SG&A expenses associated with supporting our expanded product lines and commercial operations. We expect selling, general and administrative costs in 2000 to be significantly higher than in 1999, as we continue to expand our overall operations, including sales and marketing activities for our broader product lines, business development activities and administrative support functions. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our newer products and the progress of business development activities.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 4% to $3.2 million for the first quarter of 2000 from $3.0 million for the first quarter of 1999. During the first quarter of 2000, our research and development resources were focused primarily on the development, clinical studies, potential improvements to our existing products and research activities associated with the Biosite Discovery Program. We expect that our research and development expenses will increase in 2000, as compared to 1999 levels. The increased expenditures are expected to primarily relate to pre-clinical and clinical studies, product development efforts, the Biosite Discovery program and manufacturing scale-up activities. Some of our potential products are subject to more complex regulatory approval requirements than our previous products. The costs associated with the clinical trials, especially those related to the Triage BNP test are expected to be significant. We expect to incur significant expenses in the second and third quarters of 2000 related to the gathering the additional data needed for our amendment to our PMA for the Triage BNP test. The timing of the other increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

     OTHER INCOME. Interest and other income was approximately $500,000 for the first quarter of 2000, consistent with the same period in 1999. Contract revenues of approximately $715,000 were recognized during the first quarter of 2000 and related primarily to the licensing of technology under collaborative research and development agreements. We also recognized an $187,000 milestone payment from Kyoto Dai-Ichi Kagaku C., Ltd. ("KDK") related to the launch of Triage Cardiac System in their territory. There were no contract revenues recognized during the first quarter of 1999.

     BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax income and the estimated tax credits to be generated in 2000, we recorded a provision for income taxes of $702,000 for the first quarter of 2000. For the same period in 1999, we recorded a benefit for income taxes of $729,000. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. At March 31, 2000, the Company had cash, cash equivalents and marketable securities of approximately $33.8 million compared to $32.3 million at December 31, 1999.

     The increase in cash, cash equivalents and marketable securities during the first quarter of 2000 is largely attributable to cash generated from operating activities and proceeds from the issuance of common stock under our employee stock plans. These significant sources of cash were offset by cash expenditures for leasehold improvements and capital equipment.

     Cash generated from operating activities totaled $788,000 for the first quarter of 2000, compared to the use of $505,000 for same period of 1999. Other significant sources of cash for the first quarter of 2000 included the receipt of $1.1 million in proceeds from equipment financing and $1.8 million in proceeds from the issuance of common stock under our employee stock plans. Significant uses of cash for the first quarter of 2000 included the purchase of leasehold improvement and capital equipment of approximately $1.1 million.

     The decrease in cash, cash equivalents and marketable securities during the first quarter of 1999 was largely attributable to the net payment of $1,050,000 made to Dade Behring as part of the settlement of litigation between Dade Behring and Biosite in March 1999. Other significant uses of cash during the first quarter of 1999 included deposits and purchases of equipment and leasehold improvements totaling approximately $1 million. Proceeds from the sale of marketable securities that were not reinvested in other marketable securities totaled approximately $3.4 million and were used to meet the cash requirements of the Company during the first quarter of 1999.

     Our primary short-term needs for capital, which are subject to change, are for the support of our commercialization efforts related to new products, expansion of our manufacturing capacity and efficiency for new products, potential licensing of technologies patented by others, potential procurement and enforcement of patents and the continued advancement of research and development efforts. We executed agreements to license technologies patented by others that call for cash payments and future royalties based on product sales utilizing the licensed technologies. We may enter into additional licensing agreements that may include up-front and annual cash payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

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

    -  changes in third-party reimbursement policies

    - the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

     Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.



ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At March 31, 2000, we had variable-rate debt totaling approximately $1.4 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of our financial instruments that are exposed to changes in interest rates.

     Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH ("LRE") are denominated in German Deutsche Marks (DM) and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of March 31, 2000, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at March 31, 2000 were not material.

FACTORS THAT MAY AFFECT RESULTS

     This report includes forward-looking statements about our business and results of operations which are subject to risks and uncertainties that could cause our actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 1999. The factors discussed below should be read in conjunction with the risk factors discussed in our Annual Report on Form 10-K, which are incorporated by reference.

WE HAVE ONLY A LIMITED HISTORY OF PROFITABILITY AND WE MAY NOT MAINTAIN PROFITABILITY. IN ADDITION OUR QUARTERLY RESULTS WILL FLUCTUATE.

     We achieved operating profitability in the third and fourth quarters of 1999 and the first quarter of 2000. However, we incurred an operating loss during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

   - whether and when new products are successfully developed and introduced by us
   -  market acceptance of current or new products
   -  changes in the mix of products sold
   -  manufacturing delays or inefficiencies
   -  competitive pressures on average selling prices
   -  the timing of significant orders
   -  research and development efforts
   -  seasonal customer demand
   -  changes in reimbursement policies
   -  regulatory uncertainties or delays
   -  product recalls
   -  shipment problems
   - costs and timing associated with business development activities, including potential licensing of technologies.

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

WE ARE DEPENDENT ON THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS FOR REVENUE GROWTH AND PROFITABILITY.

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

     We believe that our revenue growth and profitability will substantially depend upon our ability to complete development of and successfully introduce these new products as well continue to achieve a growing level of market acceptance of new products such as the Triage Cardiac System and the Triage BNP System. In addition, the successful development of some of these new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the U.S. Food and Drug Administration or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

     In December 1999, we filed a PMA with FDA seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel, Advisory Panel, recommended non-approval of our

PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data. While we anticipate submitting an amendment to our PMA application by October 2000 if we develop the additional data requested by the FDA, we may not be able to submit an amendment or, even if submitted, an amendment may not satisfy the FDA. We have limited resources to devote to the development of our potential products and thus the delay in the development of the Triage BNP Test may delay the development of other products.

     If we fail to establish and maintain:

     - reliable, cost-efficient, high volume manufacturing capacity

     - a cost-effective sales force and administrative infrastructure

     - an effective product distribution system for our products we may not be able to successfully commercialize new products.


OUR LIMITED MANUFACTURING EXPERIENCE AND OUR POTENTIAL INABILITY TO SCALE-UP MANUFACTURING MAY ADVERSELY AFFECT OUR ABILITY TO PRODUCE PRODUCTS.

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

WE ARE DEPENDENT ON SOLE-SOURCE SUPPLIERS FOR OUR PRODUCTS. A SUPPLY INTERRUPTION WOULD HARM US.

     Key components and raw materials used in the manufacture of our products are provided by single-source vendors. Any supply interruption in a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified and, as a result, would have a material adverse effect on us. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products. We have under development products which, if developed, may require us to enter into additional supplier arrangements. We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all. Failure to obtain a supplier for the manufacture of our future products, if any, would have a material adverse effect on us.

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

WE ARE DEPENDENT IN THE NEAR TERM ON SALES OF THE TRIAGE DRUGS OF ABUSE PANEL. A SIGNIFICANT REDUCTION IN SALES OF THE TRIAGE DRUGS OF ABUSE PANEL WOULD HARM US.

     Sales of the Triage Drugs of Abuse Panel products accounted for approximately 83% of our sales in 1999 and 69% of our sales in the first quarter of 2000. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on:

     - our ability to successfully commercialize our newer products

     - develop and commercialize other products

     - gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

     Sales of our newer products represented less than 22% of net sales during 1999 and less than 31% during the first quarter of 2000.

     We may not be able to successfully commercialize new products, including our four newer products that we have launched in the last two years, and we may not be able to maintain or expand our share of the drug-testing market. Technological change or the development of new or improved diagnostic technologies could result in our products becoming obsolete or noncompetitive.

WE ARE DEPENDENT ON KEY DISTRIBUTORS AND HAVE LIMITED DIRECT SALES EXPERIENCE. IF OUR DISTRIBUTORS TERMINATE THEIR RELATIONSHIP WITH US OR FAIL TO ADEQUATELY PERFORM, OUR PRODUCT SALES WILL SUFFER.

     We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. The Triage Drugs of Abuse Panel products are currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 83% of net sales in 1999 and 85% of net sales in Q1 2000) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors would have a material adverse effect on our sales.

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

COMPETITION AND TECHNOLOGICAL CHANGE MAY MAKE OUR PRODUCTS LESS ATTRACTIVE OR OBSOLETE.

     The market in which we compete is intensely competitive. Our competitors include:

     - health care companies

     - laboratory-based tests and analyzers

     - clinical reference laboratories.

     Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital laboratories. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital laboratory procedures. This will require physicians to change their established means of having such tests performed. Our products may not be able to compete with the testing services provided by traditional laboratory services.

     In addition, companies with a significant presence in the diagnostic market, such as:

     - Abbott Laboratories

     - Roche Boehringer Mannheim Corporation

     - Bayer Diagnostics

     - Ortho Clinical Diagnostics, a division of Johnson & Johnson

     - Dade Behring

have developed or are developing diagnostic products that do or will compete with our products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than us or may prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

HEALTH CARE REFORM AND RESTRICTIONS ON REIMBURSEMENT MAY ADVERSELY AFFECT OUR RESULTS.

     In the United States, health care providers that purchase the Triage Drugs of Abuse Panel and other diagnostic products generally rely on third-party payors to reimburse all or part of the cost of the procedure. Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for testing services. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the drug screening market are generally not subject to reimbursement. Further, some health care providers are moving towards a managed care system in which providers contract to provide comprehensive health care for a fixed cost per patient. We are unable to predict what changes will be made in the reimbursement methods utilized by third-party payors. We could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which our products are used.

     Third-party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect our ability to sell our products on a profitable basis. Failure by physicians and other users to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement of tests utilizing our products could have a material adverse effect on us. Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for our existing products or products under development.

     In addition, market acceptance of our products in international markets is dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance.

     We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis.

OUR PATENT AND PROPRIETARY TECHNOLOGY MAY NOT PROVIDE US WITH ANY BENEFIT AND THE PATENTS OF OTHERS MAY PREVENT US FROM COMMERCIALIZING OUR PRODUCTS.

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

THE LEGAL PROCEEDINGS TO OBTAIN PATENTS AND LITIGATION OF THIRD-PARTY CLAIMS OF INTELLECTUAL PROPERTY INFRINGEMENT COULD REQUIRE US TO SPEND SUBSTANTIAL AMOUNTS OF MONEY AND COULD IMPAIR OUR OPERATIONS.

     We may become subject to additional patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office, USPTO, to determine the priority of inventions. We also have received correspondence from other parties calling to our attention the existence of patents that they believe cover technology which is or may be incorporated in our products and products under development. Some of this correspondence has included offers to negotiate the licensing of the patented technologies. There can be no assurance that these matters will not result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

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

     Our commercial success depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of several third-party patents that may relate to our technology. We may infringe these patents, or other patents or proprietary rights of third parties. In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes. We or our collaborative partners may not prevail in any such action and any license (including licenses proposed by third parties) required under any such patent may not be made available on commercially acceptable terms, or at all. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Litigation concerning patent and other intellectual property rights could consume a substantial portion of our managerial and financial resources, which would have a material adverse effect on us.

WE MAY NEED ADDITIONAL CAPITAL. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

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

     - changes in third-party reimbursement policies

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

THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING AND UNCERTAIN WHICH MAY PREVENT US FROM OBTAINING REQUIRED APPROVALS OR HAVE APPROVALS RESCINDED FOR THE COMMERCIALIZATION OF OUR PRODUCTS.

     The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the United States of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replace or refund of the cost of any device manufactured or distributed by us.

     In the United States, medical devices are classified into one of three classes, i.e. Class I, II or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, e.g., labeling, pre-market notification and adherence to the Quality System Regulation, QSR, and Class II devices are subject to general and special controls, e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines. Generally, Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices.

     Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance through clearance of a 510(k) notification or approval of a pre-market approval, PMA, application. A PMA application must be filed if a proposed device is a new device not substantially equivalent to a legally marketed Class I or Class II device, or if it is a pre-amendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

     A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-amendment Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. It generally takes from three to 12 months from submission to obtain 510(k) pre-market clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

     We have made modifications to the Triage Drugs of Abuse Panel since receipt of initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k) notices describing the modifications, and have received FDA clearance of those 510(k) notices. We made other modifications to the Triage Drugs of Abuse Panel which we believe do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit a new 510(k) notice for any of these modifications, or would not require us to submit a new 510(k) notice for any of these modifications made to the Triage Drugs of Abuse Panel. If the FDA requires the Company to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified the Triage Drugs of Abuse Panel until the 510(k) notice is cleared by the FDA.

     We are uncertain of the regulatory path to market that the FDA will ultimately apply to our products currently in development. Although the Triage Drugs of Abuse Panel, Triage C. difficile Panel, Triage Parasite Panel and Triage Cardiac Panel received 510(k) clearance, a PMA is required for Triage BNP Test and may be required for the other products now in development. There can be no assurance that the FDA will not determine that we must adhere to the more costly, lengthy and uncertain PMA approval process for any of our products in development.

     In December 1999, we filed a PMA with the FDA, seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel, Advisory Panel, voted 6-3 to recommend non-approval of our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. In order to remedy the deficiencies of the current PMA submission, we intend to gather data from additional female CHF patients to ensure that our CHF patient population adequately mirrors the known sex distribution for the disease. Also, to better demonstrate the sensitivity and specificity of our test in different age groups, we will accumulate data from a control group of healthy individuals that is representative of the age distribution among the diseased population. We are also considering submitting additional data from studies that may validate the utility of our test. We anticipate submitting an amendment to our PMA application by October 2000. In April 2000, the FDA conducted an audit of our manufacturing facility. No citations or observations resulted from this audit.

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

     We intend to conduct clinical investigations of our products under development, which will entail distributing them in the United States on an IUO basis. There can be no assurance that the FDA would agree that our IUO distribution of our IVD products under development will meet the requirements for IDE exemption. Furthermore, failure by us or the recipients of our products under development to maintain compliance with the IDE exemption requirements could result in enforcement action by the FDA, including, among other things, the loss of the IDE exemption or the imposition of other restrictions on our distribution of our products under development, which would adversely affect our ability to conduct the clinical investigations necessary to support marketing clearance or approval.

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

WE ARE DEPENDENT ON OTHERS FOR THE DEVELOPMENT OF PRODUCTS. THE FAILURE OF OUR COLLABORATIONS TO SUCCESSFULLY DEVELOP PRODUCTS WOULD HARM OUR BUSINESS.

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH.

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

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, WE MAY NOT BE ABLE TO PURSUE COLLABORATIONS OR DEVELOP OUR OWN PRODUCTS.

     Our future success depends in part on the continued service of our key technical, sales, marketing and executive personnel, and our ability to identify, hire and retain qualified personnel. Competition for such personnel is intense and we may not be able to retain existing personnel or identify or hire additional personnel.

WE MAY HAVE SIGNIFICANT PRODUCT LIABILITY EXPOSURE.

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


      Dated:  May 2, 2000            BIOSITE DIAGNOSTICS INCORPORATED


                                     By:    /s/ CHRISTOPHER J. TWOMEY
                                            ------------------------------
                                            Christopher J. Twomey
                                            Vice President, Finance and  Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER            DESCRIPTION
    ------            -----------
    27.1              Financial Data Schedule