Form 10-Q
period 2000-06-30
BIOSITE DIAGNOSTICS INC
filed 2000-08-14
CIK 834306

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___




    The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at July 31, 2000 was 13,873,323

===============================================================================

                        BIOSITE DIAGNOSTICS INCORPORATED
                                    FORM 10-Q

                                      INDEX

                                                                                                    PAGE

PART I. FINANCIAL INFORMATION.........................................................................1

ITEM 1.  FINANCIAL STATEMENTS.........................................................................1
   CONDENSED BALANCE SHEETS...........................................................................1
   CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED).....................................................2
   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED).....................................................3
   NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)................................................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................11

PART II.  OTHER INFORMATION..........................................................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................21

SIGNATURES...........................................................................................22

Biosite-Registered Trademark-, Triage-Registered Trademark-,
ExpressTest-Registered Trademark- and Immediate Response
Diagnostics-Registered Trademark- are registered trademarks of the Company. Omniclonal-TM- and the Company's logo are trademarks or service marks of the Company.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                                JUNE 30,         DECEMBER 31,
                                                                                  2000               1999
                                                                             ---------------    ---------------
                                                                               (Unaudited)          (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $    8,065,537     $    4,594,217
  Marketable securities, available-for-sale                                       27,881,133         27,677,307
  Accounts receivable, net                                                         7,575,055          6,192,161
  Inventories, net                                                                 7,480,644          6,058,856
  Other current assets                                                             2,682,552          2,649,607
                                                                             ---------------    ---------------
        Total current assets                                                      53,684,921         47,172,148
Property, equipment and leasehold improvements,  net                              10,385,881          9,936,429
Patents and license rights, net                                                    7,702,416          7,555,771
Other assets                                                                       3,308,195          3,483,632
                                                                             ---------------    ---------------
                                                                              $   75,081,413     $   68,147,980
                                                                             ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $    1,681,849     $    1,831,282
  Accrued salaries and other                                                       4,110,520          3,423,541
  Current portion of long-term obligations                                         2,092,234          1,939,372
                                                                             ---------------    ---------------
        Total current liabilities                                                  7,884,603          7,194,195
Long-term obligations                                                              4,318,635          4,068,814

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none
     issued and outstanding at June 30, 2000 and December 31, 1999                         -                  -
  Common stock, $.01 par value, 25,000,000 shares authorized; 13,854,788 and 13,141,302 shares issued and outstanding at June 30, 2000 and
     December 31, 1999, respectively                                                 138,548            131,413
  Additional paid-in capital                                                      58,721,851         55,398,048
  Unrealized net gain (loss) on marketable securities, net of related
     tax effect                                                                     (195,580)          (131,416)
  Deferred compensation                                                              (46,005)           (93,086)
  Retained earnings                                                                4,259,361          1,580,012
                                                                             ---------------     --------------
        Total stockholders' equity                                                62,878,175         56,884,971
                                                                             ---------------     --------------
                                                                               $  75,081,413      $  68,147,980
                                                                             ===============     ==============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                BIOSITE DIAGNOSTICS INCORPORATED

         CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                     2000              1999             2000              1999
                                                ------------------------------------------------------------------
Revenues:
   Product sales                                $  13,133,740     $  10,593,579    $  25,331,802     $  20,041,300
   Corporate partners revenue                         309,957           310,000        1,024,797           310,000
                                                -------------     -------------    -------------     -------------
         Total revenues                            13,443,697        10,903,579       26,356,599        20,351,300

Operating Expenses:
   Cost of product sales                            3,552,813         3,262,624        7,389,966         7,004,541
   Selling, general and administrative              4,852,429         4,292,491        9,237,184         9,237,550
   Research and development                         3,327,507         3,596,798        6,492,739         6,642,033
                                                -------------     -------------    -------------     -------------
         Total operating expenses                  11,732,749        11,151,913       23,119,889        22,884,124
                                                -------------     -------------    -------------     -------------

Operating income (loss)                             1,710,948          (248,334)       3,236,710        (2,532,824)

Interest and other income                             519,654           441,742        1,019,639           940,290
                                                -------------     -------------    -------------     -------------

Income (loss) before benefit (provision)
   for income taxes                                 2,230,602           193,408        4,256,349        (1,592,534)
Benefit (provision) for income taxes                 (875,000)          (96,000)      (1,577,000)          633,000
                                                -------------     -------------    -------------     -------------

Net income (loss)                               $   1,355,602     $      97,408    $   2,679,349     $    (959,534)
                                                =============     =============    =============     =============

Net income (loss) per share
  - Basic                                       $        0.10     $        0.01    $        0.20     $       (0.07)
                                                =============     =============    =============     =============
  - Diluted                                     $        0.09     $        0.01    $        0.18     $       (0.07)
                                                =============     =============    =============     =============

Shares used in calculating per share amounts
  - Basic                                          13,681,000        13,015,000       13,459,000        12,994,000
                                                =============     =============    =============     =============
  - Diluted                                        15,019,000        13,624,000       14,932,000        12,994,000
                                                =============     =============    =============     =============

  See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------------
                                                                              2000               1999
                                                                         ---------------   ---------------
OPERATING ACTIVITIES
Net cash provided by operating activities                                $   2,021,435      $     166,651

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities                  5,876,851         14,607,103
Purchase of marketable securities                                           (6,187,618)       (11,286,339)
Purchase of property, equipment and leasehold improvements                  (1,516,089)        (1,545,827)
Patents, license rights, deposits and other assets                            (379,207)        (2,305,397)
                                                                         -------------      -------------
Net cash used in investing activities                                       (2,206,063)          (530,460)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                              1,410,354          1,342,520
Principal payments under financing obligations                              (1,007,671)          (875,628)
Repurchase and retirement of common stock                                           --           (350,641)
Proceeds from issuance of common stock, net                                  3,253,265            737,669
                                                                         -------------      -------------
Net cash provided by financing activities                                    3,655,948            853,920
                                                                         -------------      -------------

Increase in cash and cash equivalents                                        3,471,320            490,111

Cash and cash equivalents at beginning of period                             4,594,217            762,337
                                                                         -------------      -------------
Cash and cash equivalents at end of period                               $   8,065,537      $   1,252,448
                                                                         =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                          $     248,486      $     220,095
                                                                         =============      =============
  Income taxes  paid                                                     $     903,100      $          --
                                                                         =============      =============

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

    Shares used in calculating basic and diluted earnings per share were as follows:

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                    JUNE 30,
                                                                --------------------------- ---------------------------
                                                                    2000          1999          2000          1999
                                                                ------------- ------------- ------------- -------------
Weighted average common shares outstanding                         13,681        13,015         13,459        12,994
Net effect of dilutive common share equivalents using the
   treasury stock method                                            1,338           609          1,473             -
                                                                ------------- ------------- ------------- -------------
Shares used in calculating per share amounts - Diluted             15,019        13,624         14,932        12,994
                                                                ============= ============= ============= =============

                           BIOSITE DIAGNOSTICS INCORPORATED

                  NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


3.  BALANCE SHEET INFORMATION

     Net inventories consist of the following:

                                              JUNE 30,        DECEMBER 31,
                                               2000               1999
                                           ------------       ------------
        Raw materials                      $  2,050,114       $  2,088,530
        Work-in-process                       3,553,401          3,058,179
        Finished goods                        1,877,129            912,147
                                           ------------       ------------
                                           $  7,480,644       $  6,058,856
                                           ============       ============

4.  COMPREHENSIVE INCOME

    Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires that the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive income is as follows:

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                ----------------------------------- -----------------------------------
                                                      2000             1999               2000              1999
                                                ----------------- ---------------- ------------------- ----------------
Net income (loss)                                  $ 1,355,602        $ 97,408        $  2,679,349       $   (959,534)
Change in unrealized net gain (loss) on
   marketable securities, net of tax                   (23,291)        (66,683)            (64,164)           (94,110)
                                                ----------------- ---------------- ------------------- ----------------
Comprehensive income (loss)                        $ 1,332,311        $ 30,725        $  2,615,185       $ (1,053,644)
                                                ================= ================ =================== ================

PART I.  FINANCIAL INFORMATION.

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

OVERVIEW

    We were established in 1988. We develop, manufacture and market rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. In 1992, we launched our first qualitative platform product, the Triage-Registered Trademark- Panel for Drugs of Abuse. In 1998, we began selling two additional qualitative platform products, the Triage C. DIFFICILE Panel and the Triage Parasite Panel. Also, in 1998, we launched our first quantitative platform product, the Triage Cardiac System. We followed these product launches with the introduction of our second quantitative platform product, the Triage BNP System, in certain international countries in December 1999.

    We market our products worldwide primarily through distributors supported by our direct sales force. Our principal markets are hospitals, which use our products in laboratories, emergency departments and other point-of-care locations. In addition to focusing our attention on commercial activities associated with our products, we continue to invest in the research and development of additional rapid tests designed to aid in the diagnosis of several critical diseases or conditions in four core areas: cardiovascular, cerebrovascular, infectious diseases and oncology.

    In March 1999, we introduced Biosite Discovery, a collaborative research and diagnostics development program focused on identifying new protein markers for acute diseases. In addition to our internal diagnostic marker discovery programs, we use our expertise in antibody development to establish collaborative programs with pharmaceutical and biotechnology partners. We utilize our proprietary Omniclonal-TM- phage display technology to develop high-affinity antibodies for our customers' use in characterizing and validating protein targets. The Omniclonal technology combines antibody phage display capabilities and a highly efficient antibody expression and purification process to accelerate our partners' research programs. In return for our services, we have obtained and seek to continue to obtain diagnostic rights to the proteins under study. Initially, we are focusing on disease target markers in our four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. We have executed collaborative agreements under the Biosite Discovery program with several partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

    Our product sales to date have primarily been attributed to sales of the Triage Drugs of Abuse Panel product line. The Triage Drugs of Abuse Panel products are marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher Healthcare, or Fisher, which accounted for 83% of product sales in 1999 and 84% in the first half of 2000, and internationally by country-specific and regional distributors. Since its launch in fiscal 1992, the Triage Drugs of Abuse Panel product line has experienced continued annual revenue growth. We believe, however, that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more and more prominent in a maturing market.

    During the second half of 1999 and the first half of 2000 we returned to operating profitability after incurring operating losses during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future and our operating results may not be consistent with predictions made by securities analysts.

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

    Operating results would also be adversely affected by a downturn in the market for our current and future products. We continue to increase our operating expenses, primarily for personnel, capital equipment and activities supporting newly introduced products and product development. Our operating results would be adversely affected if our net sales or gross profit did not correspondingly increase or if our product development efforts were unsuccessful or subject to delays. Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not sustain revenue growth or maintain profitability on a quarterly or annual basis.

RECENT DEVELOPMENTS

BIOSITE DISCOVERY - MEDAREX

In June 2000, we launched an alliance with Medarex Inc. aimed at accelerating drug research via Trans-Phage Technology-SM-. This high throughput method to create fully human antibodies combines the immunological power of Medarex's HuMAb-Mouse-TM- with the speed of Biosite's Omniclonal-TM- phage display technology. Through this alliance, Biosite and Medarex will offer pharmaceutical and biotechnology companies access to large volumes of high-affinity, fully-human antibodies to validate genomic targets and identify promising drug candidates. We believe that the Trans-Phage Technology will enable scientists to make large volumes of fully-human antibodies to disease targets in a fraction of the time typically associated with traditional technologies. Under the terms of the agreement, Biosite will receive research funding of $3 million annually over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. We may also receive diagnostic rights to targets identified through the collaboration.

NEW PRODUCTS - TRIAGE BNP TEST

    In December 1999, we began initial shipments of our second quantitative platform product, the Triage BNP System, to certain international customers. The Triage BNP System is a rapid, quantitative diagnostic test that may aid in the diagnosis of congestive heart failure, or CHF, and therefore potentially enable earlier therapeutic intervention. Additionally, we filed a pre-market approval application, or PMA, with the FDA, seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel, or Advisory Panel, voted 6-3 to recommend non-approval of our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. In order to remedy the deficiencies of the current PMA submission, we are gathering data from additional female CHF patients to ensure that our CHF patient population adequately mirrors the known sex distribution for the disease. Also, to better demonstrate the sensitivity and specificity of our test in different age groups, we are accumulating data from a control group of healthy individuals that is representative of the age distribution among the diseased population. We anticipate submitting an amendment to our PMA by October 2000. We will continue to market the Triage BNP System internationally.

RESULTS OF OPERATIONS

    PRODUCT SALES. Product sales for the three and six months ended June 30, 2000 were $13.1 million and $25.3 million, respectively, representing increases of 24% and 26% respectively, compared to the same periods of 1999. The increase in net product sales was primarily attributable to the growth in net sales of our Triage Cardiac System. Net sales of our quantitative platform products, consisting of the Triage Cardiac System and Triage BNP System, were approximately $3.8 million and $6.9 million, respectively, for three and six months ended June 30, 2000, as compared to $1.5 million and $2.6 million, respectively, for the same periods of 1999. The Triage Cardiac System's net sales growth, on both a quarterly and year-to-date basis, was primarily due to growth in our customer base and greater average product utilization by our customers. Additionally, the second quarter's net sales included approximately $574,000 associated with the stocking of the Triage Cardiac Panel by Fisher, our U.S. distributor. Fisher began shipping the product to its customers from its regional locations in April. Prior to that, we were drop-shipping the product directly to their customers. Net sales of our qualitative platform products, consisting of the Triage Drugs of Abuse Panel and Triage Microbiology Panels, were approximately $9.4 million and $18.4 million, respectively, for three and six months ended June 30, 2000, as compared to $9.1 million and $17.4 million, respectively, for the same periods of 1999. The growth in our qualitative platform products for the second quarter of 2000 as compared to the same period of 1999 was primarily related to sales growth of $279,000, or 47%, for our Microbiology Panel products. The Microbiology Panel products also increased $455,000 or 42% for six months ended June 30, 2000 as compared to the same period of 1999. Net sales of the Triage Drugs of Abuse Panel for the second quarter of 2000 were consistent with net sales of the product for same period of 1999. Net sales of the Triage Drugs of Abuse Panel for the six months ended June 30, 2000 increased $580,000, or 4%, as compared to the same period in 1999. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    CORPORATE PARTNERS REVENUES. Corporate partners revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Corporate partners revenues for the three months ended June 30, 2000 were $310,000, which is consistent with revenues for the same period in 1999. Corporate partner revenues for the six months ended June 30, 2000 were $1.0 million, representing an increase of 231% as compared to the same period of 1999. Corporate partnersrevenues recognized during the three and six months ended June 30, 2000 related primarily to the licensing of technology and performance of activities under collaborative research and development agreements. On June 1, 2000, the Company entered into an alliance with Medarex Inc. Under the terms of the agreement, Biosite will receive research funding of $3 million annually over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. We may also receive diagnostic rights to targets identified through the collaboration. Corporate partners revenues recognized during the second quarter of 1999 related to activities associated with a research and development feasibility study being performed by the Company. There were no corporate partners revenues recognized during the first quarter of 1999. Costs associated with corporate partners revenues are included in research and development expenses.

    COST OF SALES AND GROSS PROFIT FROM PRODUCT SALES. Gross profit for the three and six months ended June 30, 2000 was $9.6 million and $17.9 million, respectively, representing increases of 31% and 38%, respectively, over the same periods of 1999. The overall gross margin increased to 73% for the second quarter and to 71% for the first half of 2000 from 69% and 65% for the same periods, respectively, in 1999. Gross margins increased primarily as a result of greater efficiencies achieved in the manufacturing of the Triage Cardiac Panel. Our newer products, which continued to experience lower gross margins than the Triage Drugs of Abuse Panel, were produced with greater efficiency during the second quarter and first half of 2000 than the same periods of 1999. During the first quarter of 1999, we experienced significant inefficiencies related to the production of the Triage Cardiac Panel, which adversely affected gross profits related to that product during that period. Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes, efficiency issues are addressed, and meter quality issues are resolved with our supplier. We also expect that the overall gross margin may decrease as a result of competitive pricing pressures related to the maturing Triage Drugs of Abuse product line and the changing mix of net sales of products with different gross margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A EXPENSES). Our SG&A expenses for the three and six months ended June 30, 2000 were $4.9 million and $9.2 million, respectively. The SG&A expenses increased 13% for the three months ended June 30, 2000 as compared to the same period of 1999, while SG&A expenses for the first half of 2000 are consistent with the first half of 1999. The increase in SG&A expenses during the second quarter of 2000, as compared to the same period of 1999, was primarily due to the establishment of our professional education group and implementation of programs intended to build the medical community's awareness and understanding of the benefits our products provide towards improving point-of-care diagnosis and disease management. Our SG&A expenses for the six months ended June 30, 2000 are consistent with the same period in 1999. Our SG&A expenses are expected to increase in the second half of 2000 as we expand sales and marketing programs relating to the Triage Cardiac and Triage BNP Systems, as well as other business development activities.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months and six months ended June 30, 2000 were $3.3 million and $6.5 million, respectively, representing decreases of 8% and 2%, respectively, from the same periods of 1999. The decrease in expenses in the three and six months ended June 30, 2000 is primarily related to a decrease in new product scale-up activities. During the second quarter of 2000, our research and development resources were focused primarily on clinical studies, the development of potential improvements to our existing and new products, and research activities associated with the Biosite Discovery Program. Expenses related to the performance of our obligations associated with earning our corporate partners revenue was incurred by our research and development group, primarily the Biosite Discovery Program. We expect that our research and development expenses will increase in the second half of 2000, as compared to 1999 levels. The increased expenditures are expected to primarily relate to clinical studies, product development efforts and the Biosite Discovery program. The costs associated with the clinical trials are expected to be significant, especially those related to the Triage BNP Test, which are subject to more complex regulatory approval requirements than our previous products. We have incurred significant expenses in the second quarter and expect to incur significant expenses in the third quarter of 2000 related to gathering the additional data needed for our amendment to our PMA for the Triage BNP test. The timing of the other increased expenditures and their magnitude is primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    INTEREST AND OTHER INCOME. Interest income increased $78,000 and $80,000, respectively, for the three months and six months ended June 30, 2000 from the same periods in 1999. The increase resulted primarily from the higher average balance of cash and marketable securities during the second quarter and first half of 2000 as compared to the same periods in 1999.

    BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax income and the estimated tax credits to be generated in 2000, we recorded a provision for income taxes of $1.6 million for the first half of 2000. For the same period in 1999, we recorded a benefit for income taxes of $633,000. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations through cash provided by operating activities, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. At June 30, 2000, the Company had cash, cash equivalents and marketable securities of approximately $35.9 million compared to $32.3 million at December 31, 1999.

    The increase in cash, cash equivalents and marketable securities during the first half of 2000 is largely attributable to cash generated from operating activities of $2.0 million, the receipt of $1.4 million in proceeds from equipment financing, and the receipt of $3.3 million in proceeds from the issuance of common stock under our employee stock plans. Significant uses of cash for the first half of 2000 included the purchase of leasehold improvement and capital equipment of approximately $1.5 million and principal payments under equipment financing obligations of $1.0 million.

    The decrease in cash, cash equivalents and marketable securities during the six months ended June 30, 1999 is largely attributable to the net payment of $1,050,000 made to Dade Behring as part of the settlement of litigation between Dade Behring and Biosite in March 1999. Other significant uses of cash during the six months ended 1999 included deposits and purchases of equipment and leasehold improvements totaling approximately $2.8 million. Significant sources of cash during the first half of 1999 included the receipt of $3.3 million from the sale of marketable securities that were not reinvested in other marketable securities and the receipt of $1.3 million in proceeds from equipment financing.

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

    We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

    - the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive
    - the costs and timing of further expansion of sales, marketing and manufacturing activities, and facilities expansion needs
    - the timing and results of clinical studies and regulatory actions regarding our potential products
    -   changes in third-party reimbursement policies, and
    - the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

    Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At June 30, 2000, we had variable-rate debt totaling approximately $1.3 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair market value of our financial instruments that are exposed to changes in interest rates.

    Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH ("LRE") are denominated in German Deutsche Marks (DM) and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of June 30, 2000, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at June 30, 2000 were not material.

FACTORS THAT MAY AFFECT RESULTS

    This report includes forward-looking statements about our business and results of operations which are subject to risks and uncertainties that could cause our actual results to vary materially from those indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 1999. The factors discussed below should be read in conjunction with the risk factors discussed in our Annual Report on Form 10-K, which are incorporated by reference.

WE HAVE ONLY A LIMITED HISTORY OF PROFITABILITY AND WE MAY NOT MAINTAIN PROFITABILITY. IN ADDITION OUR QUARTERLY RESULTS WILL FLUCTUATE.

    We achieved operating profitability in the third and fourth quarters of 1999 and each quarter of 2000. However, we incurred an operating loss during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

    - whether and when new products are successfully developed and introduced by us
    -   market acceptance of current or new products
    -   changes in the mix of products sold
    -   manufacturing delays or inefficiencies
    -   competitive pressures on average selling prices
    -   the timing of significant orders
    -   research and development efforts
    -   seasonal customer demand
    -   changes in reimbursement policies
    -   regulatory uncertainties or delays
    -   product recalls
    -   shipment problems, and
    - costs and timing associated with business development activities, including potential licensing of technologies.

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

    In December 1999, we filed a PMA with the FDA seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel, or Advisory Panel, recommended non-approval of our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data. While we anticipate submitting an amendment to our PMA application by October 2000 if we develop the additional data requested by the FDA, we may not be able to submit an amendment or, even if submitted, an amendment may not satisfy the FDA. We have limited resources to devote to the development of our potential products and thus the delay in the development of the Triage BNP Test may delay the development of other products.

    If we fail to establish and maintain:

    -   reliable, cost-efficient, high volume manufacturing capacity
    -   a cost-effective sales force and administrative infrastructure, or
    -   an effective product distribution system for our products

we may not be able to successfully commercialize new products.

WE ARE DEPENDENT IN THE NEAR TERM ON SALES OF THE TRIAGE DRUGS OF ABUSE PANEL. A SIGNIFICANT REDUCTION IN SALES OF THE TRIAGE DRUGS OF ABUSE PANEL WOULD HARM US.

    Sales of the Triage Drugs of Abuse Panel products accounted for approximately 83% of our sales in 1999 and 67% of our sales in the first half of 2000. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on our ability to

    -   successfully commercialize our newer products
    -   develop and commercialize other products, and
    - gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

    Sales of our newer products represented less than 22% of net sales during 1999 and less than 33% during the first half of 2000.

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

    We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. The Triage Drugs of Abuse Panel products are currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 83% of net sales in 1999 and 84% of net sales in the first half of 2000) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors would have a material adverse effect on our sales.

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

COMPETITION AND TECHNOLOGICAL CHANGE MAY MAKE OUR PRODUCTS LESS ATTRACTIVE OR OBSOLETE.

    The market in which we compete is intensely competitive. Our competitors include:

    -   companies marketing laboratory-based tests and analyzers, and
    -   clinical reference laboratories.

    Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital laboratories. We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital laboratory procedures. This will require physicians to change their established means of having such tests performed and changed their clinical practices. Our products may not be able to compete with the testing services provided by traditional laboratory services.

    In addition, companies with a significant presence in the diagnostic market, such as:

    -   Abbott Laboratories
    -   Dade Behring
    -   Roche Boehringer Mannheim Corporation
    -   Bayer Diagnostics, and
    -   Ortho Clinical Diagnostics, a division of Johnson & Johnson,


have developed or are developing diagnostic products that do or will compete with our products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than us or may prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.


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

    Our manufacturing facilities and those of our contract manufacturers are, or will be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality

System Regulations requirements of the FDA. We or our contractors may not satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on us.

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

    We rely upon LRE for production of the fluorescent meter used in connection with our Triage Meter System platform products, including the Triage Cardiac System and Triage BNP System and others currently under development. Our dependence upon LRE for the manufacture of the meter may adversely affect

    -    our profit margins
    - our ability to develop and manufacture products on a timely and competitive basis, or
    - the timing of market introductions and subsequent sales of products incorporating the LRE meter.


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

    We may become subject to additional patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of inventions. We also have received correspondence from other parties calling to our attention the existence of patents that they believe cover technology which is or may be incorporated in our products and products under development. Some of this correspondence has included offers to negotiate the licensing of the patented technologies. There can be no assurance that these matters will not result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

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

    Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

    - the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive
    - the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs
    - the timing and results of clinical studies and regulatory actions regarding our potential products
    -   changes in third-party reimbursement policies, and
    - the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

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

    In December 1999, we filed a PMA with the FDA, seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. On March

24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel (Advisory Panel) voted 6-3 to recommend non-approval of our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. In order to remedy the deficiencies of the current PMA submission, we intend to gather data from additional female CHF patients to ensure that our CHF patient population adequately mirrors the known sex distribution for the disease. Also, to better demonstrate the sensitivity and specificity of our test in different age groups, we will accumulate data from a control group of healthy individuals that is representative of the age distribution among the diseased population. We anticipate submitting an amendment to our PMA application by October 2000. In April 2000, the FDA conducted an audit of our manufacturing facility. No citations or observations resulted from this audit.

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

PART II.  OTHER INFORMATION.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 31, 2000, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of April 7, 2000, the record date, 13,575,570 shares were entitled to vote at the Annual Meeting. Of these 13,575,570 shares, 1,119,988 were not voted.

1.   The following Class III Directors were elected:

     a. Kim D. Blickenstaff. 11,920,511 shares voted in favor of the nominee, 535,071 shares withheld their vote;

     b. Gunars E. Valkirs. 11,600,192 shares voted in favor of the nominee, 855,390 shares withheld their vote;

     c.  The following directors continue in office for their existing terms:

         Lonnie M. Smith
         Timothy J. Wollaeger
         Howard E. Greene, Jr.
         Anthony DeMaria

2. A proposal to amend and restate the 1996 Stock Incentive Plan of Biosite Diagnostics Incorporated, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 1,000,000 shares. 5,757,575 shares were voted in favor of the proposal, 2,566,010 shares were voted against the proposal, 53,670 shares abstained and 4,078,327 shares were not voted (includes broker non-votes);

3. The selection of Ernst & Young LLP as the Company's independent auditor was ratified. 12,425,753 shares were voted in favor of the proposal, 16,838 shares were voted against the proposal, 12,991 shares abstained and 0 shares were not voted (includes broker non-votes);



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27.1      Financial Data Schedule

         (b)   Reports on Form 8-K.

               None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:  August 11, 2000        BIOSITE DIAGNOSTICS INCORPORATED


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
