Form 10-Q
period 2000-09-30
BIOSITE DIAGNOSTICS INC
filed 2000-11-14
CIK 834306

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
Yes   X       No
    -----        -----



     The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at October 31, 2000 was 14,024,749


================================================================================

                        BIOSITE DIAGNOSTICS INCORPORATED
                                    FORM 10-Q

                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
PART I.  FINANCIAL INFORMATION.....................................................................................1

ITEM 1.  FINANCIAL STATEMENTS......................................................................................1
   CONDENSED BALANCE SHEETS........................................................................................1
   CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)..................................................................2
   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)..................................................................3
   NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).............................................................4
   NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).............................................................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................11


PART II.  OTHER INFORMATION.......................................................................................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................21

SIGNATURES........................................................................................................22



Biosite-Registered Trademark-, Triage-Registered Trademark-,
ExpressTest-Registered Trademark- and Immediate Response Diagnostics-Registered Trademark- are registered trademarks of the Company. Omniclonal-TM-, an Unfair Advantage-TM-, the Company's logo, and the logo for Biosite Discovery an Unfair AdvantagE are trademarks or service marks of the Company.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BIOSITE DIAGNOSTICS INCORPORATED

                            CONDENSED BALANCE SHEETS


                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                  2000                1999
                                                                             ---------------    ---------------
                                                                               (Unaudited)           (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $     4,865,505    $     4,594,217
  Marketable securities, available-for-sale                                       33,914,340         27,677,307
  Accounts receivable, net                                                         6,763,709          6,192,161
  Inventories, net                                                                 7,325,224          6,058,856
  Other current assets                                                             2,816,449          2,649,607
                                                                             ---------------    ---------------
        Total current assets                                                      55,685,227         47,172,148
Property, equipment and leasehold improvements,  net                              10,812,740          9,936,429
Patents and license rights, net                                                    8,504,986          7,555,771
Other assets                                                                       3,407,195          3,483,632
                                                                             ---------------    ---------------
                                                                             $    78,410,148    $    68,147,980
                                                                             ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $     1,028,966    $     1,831,282
  Accrued salaries and other                                                       4,859,313          3,423,541
  Current portion of long-term obligations                                         2,094,944          1,939,372
                                                                             ---------------    ---------------
        Total current liabilities                                                  7,983,223          7,194,195
Long-term obligations                                                              4,198,213          4,068,814

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none
   issued and outstanding at September 30, 2000 and December 31, 1999                      -                  -
  Common stock, $.01 par value, 25,000,000 shares authorized; 14,012,025 and 13,141,302 shares issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively                                                   140,120            131,413
  Additional paid-in capital                                                      59,987,209         55,398,048
  Unrealized net gain (loss) on marketable securities, net of related
   tax effect                                                                       (158,091)          (131,416)
  Deferred compensation                                                              (21,944)           (93,086)
  Retained earnings                                                                6,281,418          1,580,012
                                                                             ---------------    ---------------
        Total stockholders' equity                                                66,228,712         56,884,971
                                                                             ---------------    ---------------
                                                                             $    78,410,148    $    68,147,980
                                                                             ===============    ===============


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                             2000              1999             2000              1999
                                                        -------------     -------------    -------------     -------------
        Revenues:
           Product sales                                $  13,330,041     $  11,316,525    $  38,661,843     $  31,357,825
           Contract revenue                                 1,051,749           300,000        2,076,546           610,000
                                                        -------------     -------------    -------------     -------------
                 Total revenues                            14,381,790        11,616,525       40,738,389        31,967,825

        Operating Expenses:
           Cost of product sales                            3,935,640         3,179,876       11,325,606        10,184,417
           Selling, general and administrative              4,057,424         4,031,770       13,294,608        13,269,320
           Research and development                         3,656,048         3,417,318       10,148,787        10,059,351
                                                        -------------     -------------    -------------     -------------
                 Total operating expenses                  11,649,112        10,628,964       34,769,001        33,513,088
                                                        -------------     -------------    -------------     -------------

        Operating income (loss)                             2,732,678           987,561        5,969,388        (1,545,263)

        Interest and other income                             589,379           406,454        1,609,018         1,346,744
                                                        -------------     -------------    -------------     -------------

        Income (loss) before benefit (provision)
           for income taxes                                 3,322,057         1,394,015        7,578,406          (198,519)
        Benefit (provision) for income taxes               (1,300,000)         (554,000)      (2,877,000)           79,000
                                                        -------------     -------------    -------------     -------------

        Net income (loss)                               $   2,022,057     $     840,015    $   4,701,406     $    (119,519)
                                                        =============     =============    =============     =============

        Net income (loss) per share
          - Basic                                       $        0.15     $        0.06    $        0.35     $       (0.01)
                                                        =============     =============    =============     =============
          - Diluted                                     $        0.13     $        0.06    $        0.31     $       (0.01)
                                                        =============     =============    =============     =============

        Shares used in calculating per share amounts
          - Basic                                          13,923,000        13,056,000       13,614,000        13,014,000
                                                        =============     =============    =============     =============
          - Diluted                                        15,620,000        13,593,000       15,197,000        13,014,000
                                                        =============     =============    =============     =============


          See accompanying notes.

                        BIOSITE DIAGNOSTICS INCORPORATED

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                              2000               1999
                                                                         -------------      -------------
OPERATING ACTIVITIES
Net cash provided by operating activities                                $   5,971,653      $   1,648,667

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities                 19,387,885         21,240,345
Purchase of marketable securities                                          (25,669,377)       (16,265,758)
Purchase of property, equipment and leasehold improvements                  (2,767,902)        (3,776,217)
Patents, license rights, deposits and other assets                          (1,435,038)        (2,062,466)
                                                                         -------------      -------------
Net cash used in investing activities                                      (10,484,432)          (864,096)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations                              1,841,462          1,342,520
Principal payments under financing obligations                              (1,556,491)        (1,320,302)
Repurchase and retirement of common stock                                            -           (358,641)
Proceeds from issuance of common stock, net                                  4,499,096            811,915
                                                                         -------------      -------------
Net cash provided by financing activities                                    4,784,067            475,492
                                                                         -------------      -------------

Increase in cash and cash equivalents                                          271,288          1,260,063

Cash and cash equivalents at beginning of period                             4,594,217            762,337
                                                                         -------------      -------------
Cash and cash equivalents at end of period                               $   4,865,505      $   2,022,400
                                                                         =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                          $     369,810      $     333,217
                                                                         =============      =============
  Income taxes  paid                                                     $   1,253,132      $       2,744
                                                                         =============      =============


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

    Shares used in calculating basic and diluted earnings per share were as follows:


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                -------------------------------------------------------
                                                                    2000          1999          2000          1999
                                                                -------------------------------------------------------
Weighted average common shares outstanding                         13,923        13,056         13,614        13,014
Net effect of dilutive common share equivalents using the
   treasury stock method                                            1,697           537          1,583             -
                                                                -------------------------------------------------------
Shares used in calculating per share amounts - Diluted             15,620        13,593         15,197        13,014
                                                                =======================================================


                        BIOSITE DIAGNOSTICS INCORPORATED

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


3.  BALANCE SHEET INFORMATION

     Net inventories consist of the following:


                                          SEPTEMBER 30,    DECEMBER 31,
                                              2000            1999
                                          -------------    ------------
Raw materials                             $  1,835,936     $  2,088,530
Work-in-process                              3,966,042        3,058,179
Finished goods                               1,523,246          912,147
                                          -------------    ------------
                                          $  7,325,224     $  6,058,856
                                          ============     ============


4.  COMPREHENSIVE INCOME

    Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires that the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive income is as follows:


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                -----------------------------------------------------------------------
                                                      2000             1999               2000              1999
                                                -----------------------------------------------------------------------
Net income (loss)                               $  2,022,057         $ 840,015     $    4,701,406      $    (119,519)
Change in unrealized net gain (loss) on
   marketable securities, net of tax                  37,489           (10,893)           (26,675)          (105,003)
                                                -----------------------------------------------------------------------
Comprehensive income (loss)                     $  2,059,540         $ 829,122     $    4,674,731      $    (224,522)
                                                =======================================================================


5.       NEW ACCOUNTING PRONOUNCEMENTS

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

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements. SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt the pronouncement during the fourth quarter of 2000. The Company does not expect SAB 101 to have a material effect on its financial statements.

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

    We market our products worldwide primarily through distributors supported by our direct sales force. Our principal customers are hospitals, which use our products in laboratories, emergency departments and other point-of-care locations. In addition to focusing our attention on commercial activities associated with our products, we continue to invest in the research and development of additional rapid tests designed to aid in the diagnosis of several critical diseases or conditions in four core areas: cardiovascular, cerebrovascular, infectious diseases and oncology.

    In March 1999, we introduced Biosite Discovery, a collaborative research and diagnostics development program focused on identifying new protein markers for acute diseases. In addition to our internal diagnostic marker discovery programs, we use our expertise in antibody development to establish collaborative programs with pharmaceutical and biotechnology partners. We utilize our proprietary Omniclonal(TM) phage display technology to develop high-affinity antibodies for our customers' use in characterizing and validating protein targets. The Omniclonal technology combines antibody phage display capabilities and a highly efficient antibody expression and purification process to accelerate our partners' research programs. In return for our services, we have obtained and seek to continue to obtain diagnostic rights to the proteins under study. Initially, we are focusing on disease target markers in our four core areas: cardiovascular, cerebrovascular, infectious disease and oncology. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. We have executed collaborative agreements under Biosite Discovery with several partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

    Our product sales to date have primarily been attributed to sales of the Triage Drugs of Abuse Panel product line. The Triage Drugs of Abuse Panel products are marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher Healthcare, or Fisher, which accounted for 83% of product sales in 1999 and 85% in the first nine months of 2000, and internationally by country-specific and regional distributors. Since its launch in fiscal 1992, the Triage Drugs of Abuse Panel product line has experienced continued annual revenue growth. We believe, however, that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more and more prominent in a maturing market.

    During the second half of 1999 and the first nine months of 2000 we returned to operating profitability after incurring operating losses during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future and our operating results may not be consistent with predictions made by securities analysts.

    We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including :

    - potential expansion of our distribution channels and Biosite sales force
    - whether and when new products are successfully developed and introduced by us
    -    market acceptance of current or new products
    -    manufacturing inefficiencies
    - progress of research and development projects including clinical trials and regulatory delays
    - seasonal customer demand, the timing or cancellation of significant orders, product recalls and shipment problems
    -    changes in reimbursement policies
    -    competitive pressures on average selling prices
    -    changes in the mix of products sold.

    Operating results would also be adversely affected by a downturn in the market for our current and future products. We continue to increase our operating expenses, primarily for personnel, capital equipment and activities supporting newly introduced products, potential product launches and product development. Our operating results would be adversely affected if our net sales or gross profit did not correspondingly increase or if our product development efforts were unsuccessful or subject to delays. Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not sustain revenue growth or maintain profitability on a quarterly or annual basis.

RECENT DEVELOPMENTS

BIOSITE DISCOVERY - MEDAREX

In June 2000, we launched an alliance with Medarex Inc. aimed at accelerating drug research via Trans-Phage Technology-SM-. This high throughput method to create fully human antibodies combines the immunological power of Medarex's HuMAb-Mouse-TM- with the speed of Biosite's Omniclonal-TM- phage display technology. Through this alliance, Biosite and Medarex will offer pharmaceutical and biotechnology companies access to large volumes of high-affinity, fully-human antibodies to validate genomic targets and identify promising drug candidates. We believe that the Trans-Phage Technology will enable scientists to make large volumes of fully-human antibodies to disease targets in a fraction of the time typically associated with traditional technologies. Under the terms of the agreement, Biosite will receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. We may also receive diagnostic rights to targets identified through the collaboration.

NEW PRODUCTS - TRIAGE BNP TEST

    In December 1999, we began initial shipments of our second quantitative platform product, the Triage BNP System, to certain international customers. The Triage BNP System is a rapid, quantitative diagnostic test that may aid in the diagnosis of congestive heart failure, or CHF, and therefore potentially enable earlier therapeutic intervention. Additionally, we filed a pre-market approval application, or PMA, with the FDA, seeking approval to market the Triage BNP Test in the United States. In March 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel, or Advisory Panel, voted 6-3 to recommend non-approval of our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data. Despite this outcome, we continue to believe in the potential utility, safety and effectiveness of the Triage BNP Test. In October 2000, we submitted an amendment to our PMA, providing to the FDA additional data that was requested following the Advisory Panel meeting. We submitted data relevant to female CHF patients and to patients in certain ethnic groups. Also, to better demonstrate the sensitivity and specificity of our test in different age groups, we accumulated data from a control group of healthy individuals that is representative of the age distribution among the diseased population. The FDA is expected to review our PMA within six months. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. We continue to market the Triage BNP System internationally.

RESULTS OF OPERATIONS

    PRODUCT SALES. Product sales for the three and nine months ended September 30, 2000 were $13.3 million and $38.7 million, respectively, representing increases of 18% and 23% respectively, compared to the same periods of 1999. The increase in net product sales was primarily attributable to the growth in net sales of our Triage Cardiac System. Net sales of our quantitative platform products, consisting of the Triage Cardiac System and Triage BNP System, were approximately $3.2 million and $10.1 million, respectively, for three and nine months ended September 30, 2000, as compared to $1.8 million and $4.4 million, respectively, for the same periods of 1999. The Triage Cardiac System's net sales growth, on both a quarterly and year-to-date basis, was primarily due to growth in the size of our customer base. As we transition the focus of our selling efforts to the larger hospitals and driving point-of-care applications, we have made changes aimed at upgrading the sales force skills. We accelerated personnel changes at the territory and management levels of our sales force, implemented additional clinical training, increased utilization of our clinical specialists in the field and began hiring a core group of cardiovascular sales specialists, who will focus solely on large cardiac centers. Though many of our account executives are currently performing at levels that meet our expectations, many territories have open positions or new account executives. We anticipate that it may take three to six months to bring the balance of our sales force to full effectiveness. As a result, sales of the Triage Cardiac System for the fourth quarter of 2000 may be sequentially flat or below the third quarter 2000 revenues.

    Net sales of our qualitative platform products, consisting of the Triage Drugs of Abuse Panel and Triage Microbiology Panels, were approximately $10.1 million and $28.5 million, respectively, for three and nine months ended September 30, 2000, as compared to $9.5 million and $26.9 million, respectively, for the same periods of 1999. The growth in our qualitative platform products for the third quarter of 2000 as compared to the same period of 1999 was primarily related to sales growth of the Triage Drugs of Abuse Panel. Net sales of the Triage Drugs of Abuse Panel for the three months ended September 30, 2000 increased $428,000 or 5%, as compared to the same period in 1999. Net sales of the Triage Drugs of Abuse Panel for the nine months ended September 30, 2000 increased $1.0 million or 4%, as compared to the same period in 1999. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market. Also, our distribution agreement with Fisher expires on December 31, 2000. We are currently evaluating various distribution alternatives and negotiating with potential partners.

    CONTRACT REVENUES. Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Contract revenues for the three months ended September 30, 2000 were $1.1 million as compared to $300,000 for the same period in 1999. Contract revenues for the nine months ended September 30, 2000 were $2.1 million, representing an increase of 240% as compared to the same period of 1999. Contract revenues recognized during the three and nine months ended September 30, 2000 related primarily to the licensing of technology and performance of activities under collaborative research and development agreements. In June 2000, the Company entered into an alliance with Medarex Inc. Under the terms of the agreement, Biosite will receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. During the third quarter of 2000, we recognized $750,000 of revenue from the alliance with Medarex. We may also receive diagnostic rights to targets identified through the collaboration. Contract revenues recognized during the third quarter of 1999 related to activities associated with a research and development feasibility study being performed by the Company. Costs associated with corporate partners revenues are included in research and development expenses.

    COST OF SALES AND GROSS PROFIT FROM PRODUCT SALES. Gross profit from product sales for the three and nine months ended September 30, 2000 was $9.4 million and $27.3 million, respectively, representing increases of 15% and 29%, respectively, over the same periods of 1999. The overall gross margin decreased to 70% for the third quarter of 2000 from 72% for the same period of 1999. Gross margins decreased primarily due to a decline in the margin for the Triage Cardiac System which resulted primarily from under-utilization of the manufacturing capacity for that product line. The overall gross margin increased to 71% for the first nine months of 2000 from 68% for the same period of 1999. Our newer products, which continued to experience lower gross margins than the Triage Drugs of Abuse Panel, were produced with greater efficiency during first nine months of 2000 than the same period of 1999.
During the first quarter of 1999, we experienced significant inefficiencies related to the production of the Triage Cardiac Panel, which adversely affected gross profits related to that product during that period. Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel during the early stages of their commercialization as incremental manufacturing costs are spread over lower sales volumes and efficiency issues are addressed. We also expect that the overall gross margin may decrease as a result of competitive pricing pressures related to the maturing Triage Drugs of Abuse product line and the changing mix of net sales of products with different gross margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A EXPENSES). Our SG&A expenses for the three months ended September 30, 2000 were $4.1, million representing an increase of 1% over the same period of 1999. The increase in SG&A expenses during the third quarter of 2000, as compared to the same period of 1999, was primarily due to an increase in employee expenses which was offset by decreased spending in sales and marketing programs. Our SG&A expenses for the nine months ended June 30, 2000 are consistent with the same period in 1999. Our SG&A expenses are expect to increase during the fourth quarter and 2001 as we fill open account executive positions, expand our sales force and prepare for the potential launch of the Triage BNP System in the U.S.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months and nine months ended September 30, 2000 were $3.7 million and $10.1 million, respectively, representing increases of 7% and 1%, respectively, from the same periods of 1999. The increase in expenses in the three and nine months ended September 30, 2000 is primarily related to an increase in Biosite Discovery activities and activities relating to the gathering of the additional data needed for our amendment to our PMA for the Triage BNP test which was filed in early October. During the third quarter of 2000, our research and development resources were focused primarily on clinical studies, the development of potential improvements to our existing and new products, and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenue was incurred by our research and development group, primarily Biosite Discovery. We expect that our research and development expenses will increase during the last quarter of 2000, as compared to 1999 levels. The increased expenditures are expected to primarily relate to clinical studies, product development efforts and Biosite Discovery.

    INTEREST AND OTHER INCOME. Interest income increased $183,000 and $262,000, respectively, for the three months and nine months ended September 30, 2000 from the same periods in 1999. The increase resulted primarily from the higher average balance of cash and marketable securities during the third quarter and first nine months of 2000 as compared to the same periods in 1999.

    BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax income and the estimated tax credits to be generated in 2000, we recorded a provision for income taxes of $2.9 million for the first nine months of 2000. For the same period in 1999, we recorded a benefit for income taxes of $79,000. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations through cash provided by operating activities, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. At September 30, 2000, the Company had cash, cash equivalents and marketable securities of approximately $38.8 million compared to $32.3 million at December 31, 1999.

    The increase in cash, cash equivalents and marketable securities during the first nine months of 2000 was largely attributable to cash generated from the operating activities of $6.0 million, the receipt of $4.5 million in proceeds from the issuance of common stock under our employee stock plans, and the receipt of $1.8 million in proceeds from equipment financing. Significant uses of cash for the first nine months of 2000 included purchase of leasehold improvement and capital equipment of approximately $2.8 million, principal payments under equipment financing obligations of $1.6 million, and an additional $1.0 million payment made under a technology licensing arrangement previously entered into.

    The decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 1999 is largely attributable to the net payment of $1,050,000 made to Dade Behring as part of the settlement of litigation between Dade Behring and Biosite in March 1999 and an additional $1.0 million payment made under a technology licensing arrangement previously entered into. Cash generated from operating activities totaled $1.6 million for the nine months ended September 30, 1999. Significant sources of cash for the nine months ended September 30, 1999 included the receipt of $5.0 million from the sale of marketable securities that were not reinvested in other marketable securities and the receipt of $1.3 million in proceeds from equipment financing. These proceeds were used to meet cash requirements of the Company during the first nine months of 1999. Significant uses of cash during the nine months ended September 30, 1999 included purchases of equipment and leasehold improvements totaling approximately $3.8 million.

    Our primary short-term needs for capital, which are subject to change, are for the support of our commercialization efforts related to new products, expansion of our manufacturing capacity and efficiency for new products, expansion of our sales force and market education resources, potential licensing of technologies patented by others, potential procurement and enforcement of patents and the continued advancement of research and development efforts. We executed agreements to license technologies patented by others that call for cash payments and future royalties based on product sales utilizing the licensed technologies. We may enter into additional licensing agreements that may include up-front and annual cash payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At September 30, 2000, we had variable-rate debt totaling approximately $1.1 million. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair market value of our financial instruments that are exposed to changes in interest rates.

    Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH, LRE, are denominated in German Deutsche Marks, DM, and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of September 30, 2000, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at September 30, 2000 were not material.

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

WE HAVE ONLY A LIMITED HISTORY OF PROFITABILITY AND WE MAY NOT MAINTAIN PROFITABILITY. IN ADDITION OUR QUARTERLY RESULTS WILL FLUCTUATE.

    We achieved operating profitability in the third and fourth quarters of 1999 and, to date, each quarter of 2000. However, we incurred an operating loss during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

    - whether and when new products are successfully developed and introduced by us
    -    market acceptance of current or new products
    -    changes in the mix of products sold
    -    manufacturing delays or inefficiencies
    -    competitive pressures on average selling prices
    -    the timing of significant orders
    -    changes in distribution channel arrangements
    -    expansion of our sales force and market education resources
    -    research and development efforts
    -    seasonal customer demand
    -    changes in reimbursement policies
    -    regulatory uncertainties or delays
    -    product recalls
    -    shipment problems, and
    - costs and timing associated with business development activities, including potential licensing of technologies.

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

    We believe that our revenue growth and profitability will substantially depend upon our ability to complete development of and successfully introduce these new products as well continue to achieve a growing level of market acceptance of new products such as the Triage Cardiac System and the Triage BNP System. In addition, the successful development of some of these new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the FDA or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

    In December 1999, we filed a PMA with the FDA seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. In March 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel (Advisory Panel) recommended non-approval of our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data. Our amendment to our PMA for the Triage BNP test was filed in early October 2000. We have limited resources to devote to the development of our potential products and thus the delay in the development of the Triage BNP Test may delay the development of other products.

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

    Sales of the Triage Drugs of Abuse Panel products accounted for approximately 79% of our sales in 1999 and 68% of our sales in the first nine months of 2000. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on our ability to:

    -    successfully commercialize our newer products
    -    develop and commercialize other products, and
    - gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

    Sales of our newer products represented less than 22% of net sales during 1999 and less than 33% during the first nine months of 2000.

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

    We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. Our products are currently marketed pursuant to exclusive distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 83% of net sales in 1999 and 85% of net sales in the first nine months of 2000) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors would have a material adverse effect on our sales.

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

    Our distribution agreement with Fisher expires on December 31, 2000. We are currently evaluating various distribution alternatives and negotiating with the potential partners.

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

    We rely upon LRE for production of the fluorescent meter used in connection with our Triage Meter System platform products, including the Triage Cardiac System and Triage BNP System and others currently under development. Our dependence upon LRE for the manufacture of the meter may adversely affect:

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

    In December 1999, we filed a PMA with the FDA, seeking approval to market the Triage BNP Test in the United States. At the present time, in the United States, there is no blood test available to aid in diagnosing CHF. In March

2000, the Advisory Panel recommended non-approval of our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data. Our amendment to our PMA for the Triage BNP test was filed in early October 2000. In April 2000, the FDA conducted an audit of our manufacturing facility. No citations or observations resulted from this audit.

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



      Dated:  November 13, 2000          BIOSITE DIAGNOSTICS INCORPORATED


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
