Form 10-K
period 2000-12-31
BIOSITE DIAGNOSTICS INC
filed 2001-03-29
CIK 834306

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR

/ /	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21873

BIOSITE DIAGNOSTICS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0288606 (I.R.S. Employer Identification No.)
11030 Roselle Street San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant's telephone number, including area code: (858) 455-4808

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 2001 as reported on the Nasdaq National Market, was approximately $382,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 28, 2001, there were 14,158,299 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Stockholders to be held on June 14, 2001 is incorporated by reference in Part III, Item 10 (as to directors), 11, 12 and 13 of this Form 10-K.

BIOSITE DIAGNOSTICS INCORPORATED

FORM 10-K

Biosite®, Triage®, ExpressTest® and Immediate Response Diagnostics® are registered trademarks of the Company. Omniclonal(tm) and the Company's logo are trademarks or service marks of the Company.

i

PART I

Item 1. BUSINESS

    Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, manufacturing efficiency issues, dependence on others, the impact of competitive products, third-party reimbursement issues, changing market conditions and the other risks detailed throughout this Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-K. We disclaim, however, any intent or obligation to update these forward-looking statements.

Background

    Biosite Diagnostics Incorporated was established in 1988. We are a research-based diagnostics company dedicated to the discovery and development of novel protein-based tests that improve a physician's ability to diagnose disease. We combine separate, yet integrated, discovery and diagnostics businesses to access proteomics research, identify proteins with high diagnostic utility, develop and commercialize products and educate the medical community on new approaches to diagnosis. We believe our products, which are aimed primarily at the diagnosis of catastrophic diseases, positively impact medical decisions, improve the quality of patient care and contribute to cost-effective medical treatment.

    Our diagnostics business is a leading provider of rapid tests that aid in the diagnosis of a variety of critical diseases. These tests are sold worldwide primarily for use in emergency departments and hospital laboratories, although we believe that in the future certain tests may have applications in other clinical sites. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon our proprietary technologies in the areas of antibody development, signaling chemistry and micro-capillary fluidics. Our testing formats are designed to measure single analyte targets or multiple analytes simultaneously. They also allow for the analysis of various sample sources, including urine, serum, plasma, whole-blood and stool. Among the products expected to contribute most significantly to product revenue in the future are the Triage® Drugs of Abuse Panel, the Triage Cardiac System and the Triage BNP Test.

    In 1992, we launched our first product, the Triage Drugs of Abuse Panel, a small, self-contained, qualitative test capable of detecting within urine a broad spectrum of commonly overdosed prescription and illicit drugs within approximately 10 minutes. Results from the Triage Drugs of Abuse Panel enable physicians to differentiate drug overdose from other conditions with similar symptoms. Currently, the Triage Drugs of Abuse Panel is used in approximately 2,000 of U.S. acute care hospitals. Net sales of the Triage Drugs of Abuse Panel were approximately $35.2 million in 2000.

    In 1999, we completed the national launch of our first quantitative product, the Triage Cardiac System. The Triage Cardiac System, comprised of the Triage Cardiac Panel and the Triage Meter, is designed to measure three cardiac proteins, CKMB, myoglobin and Troponin I, within 20 minutes using a whole-blood sample. The Triage Cardiac System aids in the diagnosis of acute myocardial infarction, or AMI, commonly known as heart attack, by enabling physicians to easily and frequently monitor changes in the levels of these proteins, which rise as heart damage occurs. Access to this information provides physicians with an enhanced ability to make treatment decisions in a timely manner. The Triage Cardiac System is in the early stages of market penetration, with approximately 440 customers using the system at year-end 2000. Net worldwide sales of the Triage Cardiac System were $13.2 million in 2000.

    In November 2000, we received FDA approval to market the Triage BNP Test, the first blood test approved in the United States as an aid in the diagnosis of congestive heart failure. The Triage BNP

Test measures levels of B-type natriuretic peptide, or BNP, a hormone that is elevated in patients suffering from heart failure. Physicians can use measurements of BNP to distinguish heart failure from other diseases with similar symptoms. We believe that BNP may also be useful in evaluating treatment of patients undergoing therapy and we intend to conduct clinical studies to further explore this application. We commenced marketing of the Triage BNP Test in December 2000. Historically, the market has been slow to adopt new protein markers and requires significant validation in the form of published studies. Accordingly, we expect 2001 sales to be less than $3 million. However, we do believe that the long-term growth prospects for this product are significant.

    The principal market for our products is comprised of hospitals, which number approximately 5,000 in the United States. We focus our efforts on larger centers and aim to place our products in emergency departments and other point-of-care locations, as well as in laboratories. In marketing our products we utilize a direct sales team that includes general account executives and cardiovascular account executives, who have extensive experience selling cardiovascular devices or drugs. The Fisher HealthCare division, or Fisher, of the Fisher Scientific Company distributes our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals. In international markets, we utilize a network of country-specific and regional distributors.

    In addition to focusing our attention on commercial activities associated with our existing products, we are investing in discovery efforts aimed at finding proteins with high diagnostic utility. We believe such proteins can be patented or licensed with some level of exclusivity and commercialized using our testing platforms. We are targeting our efforts toward acute conditions that currently lack good diagnostic methods. We believe there is a lack of good diagnostic tests for several critical diseases, including stroke and acute coronary syndromes. We believe that the discovery of new protein markers could lead to the development of novel tests that would play an important role in improving patient care by aiding in the rapid diagnosis of acute diseases or conditions where initiation of the most effective treatment is time-sensitive.

    In March 1999, we launched Biosite Discovery, a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and potential markers accessed from partners in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed collaborative agreements with partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology. Our collaborative partners include the TIMI Group of Brigham and Woman's Hospital, Corixa Corporation, Diadexus L.L.C., Duke University, Eli Lilly, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex Inc., Morphosys AG, Scios Inc. and the San Diego VA Medical Center. In 2000, these collaborations generated revenues of $3.3 million.

    In 2000 we entered into an agreement with Medarex, Inc., or Medarex, pursuant to which we are combining our proprietary phage display technology with Medarex's proprietary transgenic mouse technology to offer a process for high throughput development of high affinity fully human antibodies. This process is being provided as a service to biotechnology and pharmaceutical companies, which require high affinity fully human antibodies for use in conducting target validation and, or, characterization experiments. Under the terms of the eight-year agreement, Medarex will provide us with research funding of $3 million per year.

    When Biosite and Medarex enter into agreements to provide high affinity, fully human antibodies to third-party biotechnology and pharmaceutical customers, we will generally receive a variety of payments and we will also seek exclusive or semi-exclusive diagnostic rights to the protein targets provided to us by biotechnology and pharmaceutical customers. Among the payments we might receive are: up-front technology access fees, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development, milestone fees on targets that reach clinical milestones and royalties should products successfully be commercialized as a result of the collaboration.

    In January 2001, we initiated a technology alliance with Large Scale Biology Corporation, or LSBC, through its wholly-owned proteomics subsidiary. Through this alliance we plan to generate the antibody and protein target components required to produce the first generation of commercial protein chips. Protein chips (also called antibody arrays) are research tools for measuring large numbers of proteins in biological samples and are expected to become the preferred technology for high-volume applications such as clinical research, diagnostics and toxicology.

    Under the collaboration, LSBC, through its wholly-owned proteomics subsidiary expects to provide 2,000-5,000 protein targets from its Human Protein Index™ (HPI™) and other proteomics programs, as well as expressed proteins produced with its proprietary GENEWARE® technology. Biosite, through its Biosite Discovery business, will use its proprietary high throughput Omniclonal™ phage display technology to generate high affinity antibodies to the targets, enabling creation of antibody arrays in a variety of formats, including chips. The companies intend to pursue commercial research opportunities in the protein chip market by making a broad antibody and target package available to partners.

    LSBC and Biosite intend to pursue the protein chip market, with a sharing of rights and returns. Biosite will obtain certain diagnostic licenses to targets and LSBC will retain all other target rights, including uses in proteomics, database creation, and therapeutics. Biosite will receive antibody development fees as well as payments for certain products successfully developed through the joint research efforts. If diagnostic products are successfully developed and commercialized, LSBC will receive milestone payments and royalties.

Industry Overview

Diagnostics

    According to industry reports, the worldwide market for immunoassays was approximately $4.1 billion, consisting primarily of testing related to infectious disease, endocrinology, therapeutic drug monitoring, drugs of abuse testing, and cancer markers. The global market for immunoassays continues to expand as new disease states are identified, new therapies become available, and worldwide standards of living and access to health care improve. In recent years, diagnostic tests that can be performed nearer to the point of patient care have emerged as an important tool in disease diagnosis and management.

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

    We believe that significant market potential exists for advanced rapid diagnostic products that are capable of precise quantitative measurement of multiple analytes. Rapid testing, including point-of-care testing, may help to reduce overall health care delivery costs and can improve patient outcomes by providing diagnosis in a reduced period of time, thereby minimizing the time to medical intervention. Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both of which ensure correct decision making which could limit unnecessary use of costly inpatient care. Quicker diagnosis of infectious agents can also permit earlier prescription of appropriate medications, potentially shortening the duration of illness.

Discovery

    Biosite Discovery provides antibodies to pharmaceutical and biotechnology companies for research on potential targets. Antibodies have traditionally been a valuable tool in the characterization of protein targets because the antibodies may be used to localize the protein in tissues, to quantify the protein in body fluids, and to modulate the biological activity of the protein by, for example, binding to the protein and blocking its natural function. Antibodies have been traditionally derived from immunization of animals and either the harvest of antiserum containing antibodies or the development of monoclonal antibodies using hybridoma technology. Antisera were generally of limited utility and monoclonal antibody technology is labor intensive and not cost-effective for the validation of large numbers of protein targets. In 1990, the phage display of antibodies was invented and over the past decade it has enabled the development of antibodies with much greater efficiency than the previous methods.

    Several companies, including Cambridge Antibody Technology, Morphosys, and Dyax, have invested significantly in the technology and each employs naïve human antibody libraries to select antibodies for target validation purposes and for the development of therapeutic antibodies. Biosite Discovery differs in its application of phage display technology by using either immunized mice to produce murine antibodies or immunized transgenic mice to produce fully human antibodies. The immunized mice produce high affinity antibodies that can be selected using phage display. Many of our competitors do not use immunized mice, and antibodies that are initially selected from their naïve human antibody libraries are generally of lower affinity.

    Biosite Discovery employs a collaborative business model that leverages our antibody capabilities to obtain access to diagnostic rights for protein targets. We believe that our model is significantly different from that of our competitors, and we believe that our model is attractive to biotechnology and therapeutic companies.

Technology

    Several proprietary advances in the biological and physical sciences that make practical the development and manufacture of rapid, accurate and cost-effective point-of-care diagnostics form the basis of our Immediate Response Diagnostics® technology. Our products integrate our expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, signaling chemistry and micro-capillary fluidics, each of which is described below. Our research and development program is supported by 86 employees, including 19 Ph.D.s with expertise in our core technologies. By combining research capabilities in each of these areas, we create novel single and multi-analyte diagnostics that overcome the limitations of traditional rapid diagnostic technologies and seek to address the significant unmet need for effective point-of-care diagnostic information.

Antibody Development

    We believe that our internal antibody development capabilities allow rapid identification and development of antibodies with optimal specificity, affinity and stability characteristics. We initially utilized hybridoma technology for the selection and production of our novel antibodies. However, hybridoma technology has distinct disadvantages that include the length of time required to develop antibody candidates, the higher costs associated with the use of this technology and the need to restart the antibody development process when unwanted characteristics such as cross reactivities are discovered.

    We developed a proprietary process utilizing phage display of antibodies that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology. The technology enables the high throughput generation of custom Omniclonal™ antibody libraries containing genes encoding antibodies specific to the target analyte. Omniclonal antibodies produced from such libraries can contain thousands of different antibodies that bind to a target analyte with high affinity. High affinity refers to an antibody's ability to bind tightly to targets, and is a highly desired attribute. Monoclonal antibody candidates can be rapidly selected from an Omniclonal antibody library and produced in quantities sufficient for product development. During the course of product development, unexpected antibody cross reactivities often require additional selection of antibodies to improve the assay specificity. Unlike hybridoma technology, Omniclonal antibody libraries can rapidly provide additional antibody candidates in these circumstances.

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

Color/Photochemical Signaling

    Immunoassays require the attachment of a detectable label to an antibody or target analyte. We developed a variety of labels for use in our products. For our qualitative tests, a visual label that produces color is attached to antibodies or analytes through either non-covalent or covalent chemical methods to provide yes/no results. For our quantitative products, we developed novel fluorescent dyes that are attached to antibodies or analytes using both noncovalent and covalent chemical means. Although fluorescence is a potentially powerful label for use in immunoassays, its potential has been limited by the lack of available dyes that are stable and have no sample interference, and by the requirement of a complex instrument for detection. Our novel fluorescent dyes are stable and exhibit properties that permit their use in complex biological samples such as serum, plasma and whole-blood without interference from the sample. Furthermore, these novel dyes absorb light at wavelengths where a simple instrument can be used to excite and detect fluorescence for quantitative measurements.

Micro-capillary/Protein Chip Technology

    We developed proprietary technology to design, develop and manufacture protein chips containing micro capillaries to control the flow of fluids in immunoassay processes. The qualitative device format uses micro capillaries to draw fluids through a membrane that contains immobilized antibody zones for the detection of specific substances. The quantitative protein chip format uses several different micro-capillary designs to control the contact of sample with reagents and to control the flow of fluid throughout the protein chip. When a sample is added to the quantitative protein chip, a filter contained within the chip separates blood cells from plasma, which capillary forces then direct into a chamber that contains dried immunoassay reagents. After an incubation time that is determined by another micro-capillary element of the chip, the volume of sample that contacted the reagents flows down a capillary path that brings it into contact with an antibody array. The binding of fluorescent reagents at the protein array is detected by an instrument and is related to the concentration of the substance being tested for in the sample. We also developed the engineering capability to design unique micro-capillary structures in plastic parts and to fabricate them in commercial scale quantities using injection molding processes.

Sample Handling

    We developed proprietary technology relating to sample handling and preparation, including technology that allows whole-blood to be passively separated into its plasma component or to be passively lysed to release the target analyte. We developed technologies for the handling of stool samples that concentrate and purify the target analytes or organisms from solid stool materials. In addition, we developed technologies that can be used to assay urine samples.

Product Platforms

    We have used our core technologies to develop two product platforms: the Triage Panel and the Triage Meter System. Both of our product platforms utilize our expertise in antibody development, analyte cloning, signaling chemistry, micro-capillary fluidics and sample handling technologies.

Triage Panel—Qualitative Platform

    We designed the Triage Panel platform for rapid, qualitative screening of multiple analytes in a small, hand-held single-use device. The Triage Panel has a visual (yes/no) display containing simultaneous tests for any combination of analytes and control standards. It can be performed in a simple multi-step process and is capable of performing tests on both urine and stool. The Triage Drugs of Abuse Panel, the first product developed on this platform, tests for analytes of up to eight abused drugs in approximately 10 minutes. The Triage C. difficile Panel and the Triage Parasite Panel, the other products developed on this platform, test for microorganisms that cause severe gastrointestinal disease.

Triage Meter System—Quantitative Platform

    Our Triage Meter System platform is designed to provide rapid quantitative results for immunoassays using whole-blood, serum or plasma. The Triage Meter System consists of two parts: a small, single-use disposable test panel and a proprietary, compact, fluorescent meter that can be used at the point-of-care or in laboratories. After a blood sample is applied to the panel, the panel is inserted into the meter, which is designed to automatically and simultaneously detect multiple analytes and display the numerical results on an electronic read-out. The meter incorporates proprietary software in erasable, programmable, read-only memory (EPROM) chips, which are plugged into the meter. This software allows a meter to be used for performing different tests. The software may also provide important information about the analyte being measured, such as normal or abnormal levels of a marker, which could then be used to diagnose disease or manage patient therapy. Studies have validated that the analyte sensitivity of the Triage Meter System products is clinically comparable to the clinical sensitivity levels of the conventional immunoassay analyzers. The Triage Cardiac System and the Triage BNP System are our first commercialized products developed under this platform. We are developing other applications for this platform.

Product Attributes

    Although our commercial products and products under development are based upon our Triage Panel and Triage Meter System platforms and utilize different technologies, they share common attributes which we believe make them superior to conventional immunoassay analyzers:

  •
  Rapid Results: Our products and products under development are designed to offer complete results in a rapid timeframe.

  •
  Ease of Use: Our products and products under development are designed to be simple to use. The Triage Drugs of Abuse Panel has only three steps while the Triage Meter System products require only one assay step.

  •
  High Analytical Accuracy: We develop and use high quality biological and chemical reagents to yield highly specific, accurate and reproducible analytical results.

  •
  Capability of Performing Multiple Analyses: We design our products and products under development to measure one or more target analytes simultaneously, including reagent controls, without sacrificing the quality of the individual analysis. This simultaneous detection capability can provide significant time and cost savings compared to current technologies.

  •
  Reliability: We use internal thresholds, built-in controls, software lockouts and other control mechanisms that are intended to make our current and future products reliable in any hospital or clinical laboratory setting.

  •
  Cost Effectiveness: We design our products and products under development to simplify the performance of highly complex testing procedures and potentially reduce the cost of patient care, and equipment acquisition and maintenance, making our products cost-effective alternatives to conventional immunoassay analyzers.

Commercialized Products

    We introduced the Triage Drugs of Abuse Panel in 1992. Hospital laboratories and emergency departments use it to screen for up to eight commonly abused prescription and illicit drugs or drug classes. During 1998, we began selling three new products, the Triage C. difficile Panel, the Triage

Parasite Panel and the Triage Cardiac System (on a limited basis). The Triage BNP System was launched on a limited basis in Europe in December 1999 and on a full-scale basis in the United States in December 2000. We distribute our products in the U.S. hospital market segment through Fisher and internationally through country-specific and regional distributors.

    We have additional products under development which apply our core technologies to a variety of other medical testing needs and we continue to pursue research of new proteins that can be directed toward the expansion of menu options and additional uses of our current products. We continue to evaluate other rapid diagnostic product opportunities that can utilize our technologies.

    We intend, where appropriate, to enter into licensing and/or collaborative arrangements to develop and commercialize additional future products. We may not be able to negotiate license or collaborative arrangements on favorable terms, if at all, in the future. Our current or future licensing or collaborative arrangements may not be successful.

The Triage Drugs of Abuse Panel

    We believe that the U.S. drug screening market totals approximately $725 million annually. Our Triage Drugs of Abuse Panel is marketed primarily in the hospital segment, which accounts for approximately 16% of total drug testing market sales. Within hospitals, medical testing typically occurs in laboratories, although testing may also occur at the point-of-care. Test results are generally reported to emergency physicians and psychiatrists.

    Drug abuse plays a significant role in emergency medicine cases occurring annually in the United States, either as a primary cause such as an overdose, or as a contributing factor such as in the case of an accident. A diagnostic dilemma confronts physicians when patients present with symptoms that could either be drug related or non-drug related. A patient brought to a hospital emergency department in a coma may be under the influence of narcotics or sedatives, which may require one type of treatment or intervention. Conversely, the same patient may have had a stroke or suffered some form of trauma requiring a completely different type of care. The ability to obtain a differential diagnosis in a timely manner greatly aids the course of treatment.

    Prior to the introduction of the Triage Drugs of Abuse Panel, drug or toxicology screening was primarily accomplished using automated immunoassays and Gas Chromatography/Mass Spectroscopy, or GC/MS. Although GC/MS is the most specific identification method commercially available, it is time consuming, requiring an average of approximately three hours per test, complex and expensive, and is generally reserved for final confirmation of specimens that have been screened positive by an immunoassay. Automated immunoassays, although less expensive than those performed by GC/MS, also require significant amounts of time, approximately one to two hours, because of the necessity of performing analyses of several drugs sequentially on each patient specimen. Additionally, in many cases the equipment required to perform an immunoassay is not accessible on an immediate or rapid basis.

    The Triage Drugs of Abuse Panel is a rapid, qualitative urine screen that analyzes a single test sample for up to eight different illicit and prescription drugs or drug classes, and provides results in approximately 10 minutes. The Triage Drugs of Abuse Panel is instrument independent, contains built-in controls for accuracy and is capable of a high degree of specificity.

    Illicit drugs detected by the Triage Drugs of Abuse Panel include:

  •
  Amphetamines/Methamphetamines (ecstasy, speed, crystal)
  •
  Cocaine (crack)
  •
  Opiates (heroin)
  •
  Phencyclidine (angel dust)
  •
  Tetrahydrocannabinol (pot, marijuana)

    Prescription drugs tested by the Triage Drugs of Abuse Panel include:

  •
  Barbiturates (Phenobarbital)
  •
  Benzodiazepines (Valium, Librium, Halcion)
  •
  Tricyclic Antidepressants (Elavil, Tofranil)
  •
  Methadone.

    The Triage Drugs of Abuse Panel is configured to test various combinations of the above drugs. In February 1995, We launched the Triage Drugs of Abuse Plus TCA Panel, a configuration which includes a test for Tricyclic Antidepressants ("TCA") which otherwise require a separate blood test. Approximately 2,000 of acute care hospitals in the United States use the product.

The Triage Cardiac System

    We estimate that, each year 5 to 6 million people in the United States visit hospital emergency departments with complaints of chest pain. In studies conducted in 1995 and 1996, almost half of all chest pain patients did not receive a definitive diagnosis. We believe that frequent, quantitative, serial measurements of multiple cardiac protein markers may improve a physician's ability to manage, diagnose and treat patients suffering from chest pain.

    The blocking or "occlusion" of an artery that provides oxygen-enriched blood to the heart generally causes heart attack. Without oxygen the heart muscle is destroyed, with prolonged occlusion resulting in additional muscle damage. The destruction of cells in the heart muscle results in the release of several proteins into the bloodstream, including CK-MB, troponin I and myoglobin.

    In diagnosing heart attacks, clinicians generally rely on patient history, physical exam, electrocardiograms and the measurement of cardiac protein markers. CK-MB and troponin I are the most widely used cardiac markers, while myoglobin is also emerging as a useful adjunct in the early detection of heart attacks. Because the concentrations of these three markers typically peak and fall over different time periods, we believe that frequent, simultaneous measurement of these markers is a more accurate diagnostic technique for heart attacks than infrequent measurement of any one single marker. Studies have shown that concentrations of myoglobin are elevated most quickly post-heart attack, therefore, myoglobin is recognized as a good early marker of an event. However, since myoglobin is not cardiac specific, the use of CK-MB and troponin I are necessary to accurately diagnosis a heart attack. In patients with a heart attack, CK-MB and troponin I are detectable several hours after myoglobin elevation. Since troponin I is cardiac specific, an elevated level of this marker is a strong indication of a heart attack.

    Given the temporal patterns of cardiac protein markers, we believe that frequent measurements of multiple cardiac markers provide the best information from which to diagnose a heart attack. Several diagnostic tests have been developed to quantitatively measure the blood levels of such markers. Unfortunately, the quantitative measurement of multiple markers generally requires large, centralized immunoassay systems that cannot directly analyze whole-blood and are not always available on a rapid basis. Since turnaround time is critical to enabling frequent, serial testing of cardiac markers, current immunoassay systems may not satisfy physician needs. Centralized immunoassay systems also require multiple reagent packs, as well as frequent standardization and quality control. Smaller automated systems have recently been developed, however these are not portable, have low throughput and often cannot provide results for three markers in less than 20 minutes.

    The adoption of new protocols for evaluating chest pain patients in the emergency department is not yet widespread and we believe that education of the medical community will be a key factor in penetrating the market. Associations such as the National Academy of Clinical Biochemistry have issued guidelines recommending greater use of cardiac markers in evaluating chest pain in the emergency department. The National Academy of Clinical Biochemistry has recommended the use of at least two markers (an early marker and a specific marker) and has stated that if results cannot be obtained from a laboratory within 60 minutes then testing should be performed at the point-of-care. Guidelines such as these have caused more hospitals to explore new protocols incorporating rapid, serial testing of all three markers. We have invested in a significant physician education effort in order to help the medical community better understand the need for and benefits associated with frequent, serial testing of cardiac markers.

    We believe that frequent, serial, quantitative measurement of multiple cardiac markers can have a positive impact on an emergency physician's ability to make medical decisions relative to chest pain patients. Accordingly, our Triage Cardiac System is designed to quantitatively measure the levels of CK-MB, troponin I and myoglobin in a single test device from a whole-blood sample within 20 minutes. We designed the Triage Cardiac System to provide results of these measurements at or near the point-of-care to aid in the detection of heart attack. Providing easy access to measurements of cardiac markers enables physicians to make timely treatment decisions. We utilize distributor alliances and a direct sales force in marketing the Triage Cardiac System.

The Triage BNP System

    Congestive Heart Failure, CHF, is a chronic inability of the heart to maintain an adequate output of blood from one or both ventricles of the heart, resulting in congestion or swelling of certain veins or organs, and an inadequate blood supply to the body. It is estimated that 5 million Americans live with CHF and over 15 million people suffer from CHF worldwide. With approximately 550,000 new cases diagnosed annually, CHF imposes a growing toll on Americans, in terms of disability and mortality, contributing to 260,000 deaths each year. CHF is an important public health problem, in part because survival following diagnosis is poor, with only 50% of the patients surviving longer than 5 years. Survival can be improved with the use of effective therapy such as enzyme inhibitors and receptor blockers. Currently, CHF is the single most frequent cause of hospitalization among the population of Medicare recipients. Readmission is common, occurring in almost half of CHF patients within six months of hospital discharge. CHF ranks among the costliest cardiovascular diseases and the estimated direct and indirect costs attributable to CHF exceeded $42.8 billion in 2000. In 1996, $3.6 billion was paid to Medicare beneficiaries for the disease, according to the Health Care Financing Administration.

    We obtained a semi-exclusive license (worldwide, except Japan, with the right to grant sublicenses on a limited basis) to technology and patents developed by Scios, Inc. for use in developing a test that would provide measurements of B-type Natriuretic Peptide, or BNP, a hormone made primarily in the ventricles of the heart. Studies suggest that levels of BNP become elevated in circulating blood plasma during heart dysfunction associated with CHF in both symptomatic and asymptomatic patients. In November 2000, the test was approved by the FDA as an aid in the diagnosis of CHF.

    We developed the Triage BNP System (consisting of the Triage BNP Test and the Triage Meter) to provide physicians with a cost-effective tool to easily, rapidly and accurately measure BNP levels at the point-of-care and aid in the diagnosis of CHF. Currently, the Triage BNP Test is most applicable for differentiating CHF from other diseases that cause similar symptoms, especially shortness of breath and fatigue. CHF is found predominantly among the elderly, a patient population in which it is not unusual to find individuals with multiple diseases. For this reason, when a patient presents to the emergency department short of breath, a physician must consider several possible causes. Approximately 3 million individuals present to the emergency department with shortness of breath each year. Patient history and symptoms will be evaluated and typically an x-ray would also be administered along with an exam. These subjective methods may detect CHF in patients at the most advanced stages, but are not always effective in patients who are not severely ill. Patients who are suspected of having CHF might receive an echocardiogram, which is used to detect left ventricular dysfunction. Although echocardiogram is the "gold standard" for diagnosis of CHF, the accuracy of the procedure is highly dependent on the expertise of the person administering the test. Additionally, echocardiograms typically cost between $400-800 per procedure and are not always readily available in all hospitals.

    For those patients suffering from CHF, timely diagnosis is critical to relieving stress on the heart, which can occur as a result of severe congestion, and to initiating treatment that would halt the progression of the disease. Misdiagnosis, or failure to diagnose, could result in improper treatment and or recurring visits to the emergency department. This, in turn, could contribute to emergency department traffic and to the costs of patient treatment, as treatment alternatives become more expensive as CHF progresses.

    Prior to the introduction of our Triage BNP Test, there was no blood test available to aid in the diagnosis of CHF. Clinical studies have demonstrated that BNP is a highly reliable indicator of CHF and that the protein marker is found in increasingly higher levels as disease progression occurs. The test provides physicians with an objective tool for differentiating CHF from the host of other possible diseases that mimic the condition. We believe that the Triage BNP Test may also be applicable for the management of acutely ill patients and we intend to initiate a clinical study in 2001 to explore that possible application.

    We believe that the medical community will require a significant degree of validation in order to achieve widespread acceptance of a new marker for CHF. While significant interest is already apparent, we intend to sponsor multiple clinical studies of varying sizes in order to demonstrate the diagnostic utility of our Triage BNP Test. Additionally, we are investing in other educational programs and resources.

The Triage C. difficile Panel

    Clostridium difficile ("C. difficile") is an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The bacteria may be found in asymptomatic carriers or may spread among immunocompromised hospital patients. Toxins produced by the bacteria mediate C. difficile-associated disease, which may include antibiotic-associated diarrhea and antibiotic-associated pseudo-membranous colitis. It has been estimated that over 3 million rapid tests for C. difficile are performed annually in the United States. We expect this number to continue to rise due to the expected increase in the number of patients who are immunocompromised.

    We designed the Triage C. difficile Panel to simplify the laboratory procedure and improve the turnaround time for a physician to receive a result by enabling laboratories to complete direct testing for the bacteria, as well as testing for the toxin in less than 20 minutes. We believe the Triage C. difficile Panel provides a negative predictive value that is superior to that of existing immunoassays by coupling the results of direct organism detection with toxin detection. The built-in controls and standards of the Triage C. difficile Panel allow it to perform individually or in batches, by any laboratory technician, without compromising the quality of the result. By improving the turnaround time to result, the clinician may initiate therapy earlier and thus minimize a patient's time in isolation. Rapid, accurate diagnosis of the bacteria and toxin should enable earlier treatment, which may reduce length of stay in the hospital and may reduce costs. We utilize distributor alliances in marketing the Triage C. Difficile Panel.

The Triage Parasite Panel

    Parasitic infection is a common cause of gastrointestinal disease and diarrhea. Some of the more common parasites responsible for such infection are:

  •
  Giardia lamblia ("Giardia")
  •
  Cryptosporidium parvum ("C. parvum")
  •
  Entamoeba histolytica

    According to the U.S. Center for Disease Control and Prevention ("CDC"), intestinal parasitic infection is a problem in the United States and the prevalence of Giardia may be increasing.

    It is estimated that in 1998, approximately one million ova and parasite ("O&P") microscopic examinations were performed in the United States. Recently, several manufacturers have developed and marketed ELISA tests for the more rapid identification of two of the more common parasites, Giardia and C. parvum. Because of the cumbersome procedures and limited test menu of the current ELISA test formats, these tests have had limited success in hospitals that perform larger volumes of tests in batches.

    The Triage Parasite Panel is designed to replace the standard O&P microscopic detection method for three of the most commonly encountered parasites: Giardia, C. parvum and Entamoeba histolytica/dispar in a single test device. The Triage Parasite Panel delivers results in less than 20 minutes and is available to hospitals of any size, including facilities that previously sent such testing to a reference lab. The sensitivity of the Triage Parasite Panel is comparable to that of the current O&P microscopic examination, using only a single-patient specimen. This should greatly reduce the collection burden for the patient, and reduce the amount of labor for the laboratory technician. Additionally, the length of time physicians spend waiting for results may be reduced. We utilize distributor alliances in marketing the Triage Parasite Panel. Sales of the Triage Parasite Panel are expected to be seasonal in nature as parasitic infections are less prevalent during the colder seasons of the year.

Biosite Discovery

    Within the scientific world, much attention is being focused on the mapping of the human genome and human proteome. We believe that this massive research effort will result in the discovery of a number of novel proteins that may have therapeutic and/or diagnostic applications. The majority of the companies conducting such research today have expressed an interest in the development of therapeutics, however we believe there is opportunity in the development of novel diagnostics and intend to pursue that course through Biosite Discovery.

    Biosite Discovery was launched in 1999 as a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and potential markers accessed from partners in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed collaborative agreements with partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology. Our collaborative partners include the TIMI Group of Brigham and Woman's Hospital, Corixa Corporation, Diadexus L.L.C., Duke University, Eli Lilly, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex Inc., Morphosys AG, Scios Inc. and San Diego VA Medical Center. In 2000, these collaborations generated revenues of $3.3 million.

    Phage display antibody development is the basis for Biosite Discovery's business. Phage display refers to the method by which we generate antibodies. It is a high throughput process that allows the selection and production of large numbers of antibodies in a period of weeks. Our proprietary phage display techniques, which utilize immunized mice, enable us to deliver highly diverse antibodies with high affinity, which means they bind tightly to protein targets. We refer to these antibodies as Omniclonal antibodies. High affinity and high diversity are two qualities of high importance to pharmaceutical and biotechnology companies using antibodies for drug research experiments. We believe that biotechnology and pharmaceutical companies will provide substantial demand for our research antibodies. Furthermore, we believe that Biosite Discovery's capabilities in the area of antibody development are unique within the diagnostics industry.

    In 2000 we entered into an agreement with Medarex, Inc. in which we are combining our proprietary phage display technology with Medarex's proprietary transgenic mouse technology to offer Trans-Phage TechnologySM, a process for high throughput development of high affinity, fully human antibodies. This process is being provided as a service to biotechnology and pharmaceutical companies, which require high affinity fully human antibodies for research use in conducting target validation and, or, characterization experiments. Under the terms of the eight-year agreement, Medarex will provide Biosite with research funding of $3 million per year.

    When Biosite and Medarex enter into agreements to provide high affinity, fully human antibodies to third-party biotechnology and pharmaceutical customers, we will generally receive a variety of payments and we will also seek exclusive or semi-exclusive diagnostic rights to the protein targets provided to us by biotechnology and pharmaceutical customers. Among the payments we might receive are: up-front technology access fees, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development, milestone fees on drug targets that reach clinical milestones and royalties should products successfully be commercialized as a result of the collaboration.

    We announced our first Trans-Phage Technology customers, Eli Lilly and Eos Biotechnology, in January 2001 and February 2001, respectively. Lilly will provide Biosite with 30-300 targets over three years, and Eos is expected to provide tens of targets over three years. Biosite will receive technology access fees, development fees upon delivery of antibodies for a target, annual target maintenance fees, milestone fees upon the achievement of certain preclinical and clinical milestones, and royalties from products resulting from the joint research efforts.

    In January 2001, we initiated a technology alliance with LSBC, through its wholly-owned proteomics subsidiary. Through this alliance we plan to generate the antibody and protein target components required to produce the first generation of commercial protein chips. Protein chips (also called antibody arrays) are research tools for measuring large numbers of proteins in biological samples and are expected to become the preferred technology for high-volume applications such as clinical research, diagnostics and toxicology.

    Under the collaboration, LSBC, through its wholly-owned proteomics subsidiary expects to provide 2,000-5,000 protein targets from its Human Protein Index™ (HPI™) and other proteomics programs, as well as expressed proteins produced with its proprietary GENEWARE® technology. Biosite, through its Biosite Discovery business, will use its proprietary high throughput Omniclonal™ phage display technology to generate high affinity antibodies to the targets, enabling creation of antibody arrays in a variety of formats, including chips. The companies intend to pursue commercial research opportunities in the protein chip market by making a broad antibody and target package available to partners.

    LSBC and Biosite intend to pursue the protein chip market, with a sharing of rights and returns. Biosite will obtain certain diagnostic licenses to targets and LSBC will retain all other target rights, including uses in proteomics, database creation, and therapeutics. Biosite will receive antibody development fees as well as payments for certain products successfully developed through the joint research efforts. If diagnostic products are successfully developed and commercialized, LSBC will receive milestone payments and royalties.

    In addition to working with targets from external customers, Biosite has undertaken programs to identify proteins that hold the potential to advance care in the areas of stroke and acute coronary syndrome, or ischemic heart disease—the most common cause of death worldwide. Currently, we are analyzing 30 markers for each application. While these markers had previously been identified, they have never been comprehensively analyzed for diagnostic utility. We are generating antibodies to these markers and developing tests that can be conducted on blood samples from Duke University, our clinical collaborator in the area of stroke, and from the TIMI Study Group, an organization that has been at the forefront of clinical research in acute coronary syndromes over the past two decades.

Competition

Diagnostics

    The market in which we compete is intensely competitive. Our competitors include:

  •
  health care companies
  •
  laboratory-based tests and analyzers
  •
  clinical reference laboratories

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

    In addition, companies with a significant presence in the diagnostic market, such as:

  •
  Abbott Laboratories
  •
  Roche Boehringer Mannheim Corporation
  •
  Bayer Diagnostics
  •
  Ortho Clinical Diagnostics, a division of Johnson & Johnson
  •
  Dade Behring

    have developed or are developing diagnostic products that do or will compete with our products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than us or may prevent, limit or interfere with our ability to make, use or sell its products either in the United States or in international markets. See " — Technology" and "— Commercialized Products".

Discovery

    Several companies, including Cambridge Antibody Technology, Morphosys, and Dyax have invested significantly in phage display technology and each generally employs naïve human antibody libraries to select antibodies for target validation purposes and for the development of therapeutic antibodies. Our competitors entered the marketplace before Biosite Discovery and have established a significant presence in the marketplace. Our competitors may succeed in establishing agreements and providing antibodies to biotechnology and pharmaceutical companies and prevent Biosite Discovery from penetrating the marketplace.

Employees

    As of December 31, 2000, we employed 320 individuals. Of these, 24 hold Ph.D.s and 19 hold other advanced degrees. None of our employees are covered by the collective bargaining agreement. We believe that we maintain good relations with our employees.

Research and Development

    As of December 31, 2000, we employed 86 employees in research and development, 19 that have Ph.D.s. Our research and development organization is dedicated to the discovery and development of new markers and technologies that can be applied to future products and to the development of new products with our existing platform technologies.

    We have a research staff dedicated to the development and production of antibodies through a variety of techniques. Recombinant techniques are used to express proteins for use as diagnostic targets. Our staff of chemists and biochemists synthesize drug targets and compounds for diagnostic use and seek to perfect techniques for coupling these compounds to biological reagents such as antibodies or labels. We developed a proprietary process utilizing phase display antibodies that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology. Our development engineering staff is involved in the design and development of new diagnostic device technologies as well as the processes for their fabrication and interaction with biological and chemical reagents. Our product development group completes final optimization of assays and our regulatory affairs group controls all in-house and external clinical studies of our products and prepares applications to the FDA for pre-market clearance or approval.

Manufacturing

    As of December 31, 2000, we had 113 employees in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

    We maintain worldwide manufacturing rights to all current and future products, except for the Triage Meter for which LRE maintains the manufacturing rights. We seek to provide high quality analytical results in an efficient manner. To this end, we invest in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment. The Triage C. difficile and Triage Parasite Panels utilize the same or similar processes and equipment as the Triage DOA Panel. We believe that the experience we acquired in manufacturing the Triage DOA Panel provided benefits in product quality and cost in manufacturing these new products. We have developed and continue to improve our novel and sophisticated processes and equipment for the manufacturing of our quantitative platform products, the Triage Cardiac Panel and Triage BNP Test. We evaluate potential automation projects, capital expenditures and facility expansion to address potential growth in the manufacturing requirements for current and potential new products.

    Except for the Triage Meter, all of our products are manufactured at our facility in San Diego, California. The Triage Meter is purchased from LRE Relais + Elektronik GmbH, or LRE, which is located in Germany. Most of the antibodies used in the manufacture of our products were developed by us and the cell lines are owned or licensed by us. In addition, we maintain our own in-house antibody production capability. All other raw materials required to manufacture our products are obtained from outside suppliers.

    Our San Diego facility received its registration as a diagnostic product manufacturer from the FDA and from the California State Department of Health & Services in 1991. We have also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement

Agency. We may not continue to comply with all government requirements and regulations which may lead to the suspension or revocation of our right to manufacture. See "Government Regulation."

Sales and Marketing

    As of December 31, 2000, we had 61 employees in various sales and marketing functions. We distribute our products to hospital facilities in the United States primarily through Fisher, and internationally through country-specific and regional distributors.

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

Fisher HealthCare Division of Fisher Scientific Company

    In January 2001, we entered into a new distribution agreement, the Fisher Agreement, with Fisher which extended Fisher's role in the distribution of certain of our new products and some potential new products currently under development. Under the agreement, we granted to Fisher a right to distribute certain of our products to hospitals within the United States. Under some circumstances, in the event that we elect to terminate the Fisher Agreement without cause, we will be obligated to make a one-time payment to Fisher. Fisher purchases our products on a monthly basis through firm purchase orders. Fisher accounted for 84%, 83% and 86% of the product sales in 2000, 1999 and 1998, respectively.

LRE Relais + Elektronik GmbH

    In September 1994, we entered into an agreement with LRE, the LRE Agreement, for the development, manufacturing and supply of a hand-held meter to be used in all Triage Meter System products commercially available or under development, including the Triage Cardiac System and the Triage BNP System. Under the terms of the LRE Agreement, LRE developed and produced the fluorescent meter according to specifications provided by us. LRE is our exclusive supplier of the Triage Meter during the term of the LRE Agreement, unless LRE is incapable of satisfying our needs or is prohibited from producing the meters for a specific immunoassay application. We purchase the Triage Meters from LRE in Deutsche Marks, or a successor currency to Deutsche Marks, through firm purchase orders on a per meter price basis which varies according to sales volume.

Biosite Discovery

    In March 1999, we launched Biosite Discovery, a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and potential markers accessed from partners in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed collaborative agreements with different partners, including the TIMI Group of Brigham and Woman's Hospital, Corixa Corporation, Diadexus L.L.C., Duke University, Eli Lilly, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex Inc., Morphosys AG, Scios Inc. and San Diego VA Medical Center in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

Proprietary Technology and Patents

    Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing on the proprietary rights of others or to obtain licenses to such proprietary rights. We have U.S. and foreign issued patents and are currently prosecuting patent applications in the United States and with certain foreign patent offices. Certain of our issued patents covering significant aspects of our core technologies have legal lives expiring between July 2007 and January 2018. There can be no assurance that any of our pending patent applications will result in the issuance of any patents, that our patent applications will have priority over others' applications, or that, if issued, any of our patents will offer protection against competitors with similar technology. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage.

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

    Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office that could result in substantial cost to us. No assurance can be given that any patent application of others will not have priority over patent applications filed by us.

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

Government Regulation

    The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We will not be able to commence marketing or commercial sales in the United States of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.

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

    We developed the Triage BNP System (consisting of the Triage BNP Test and the Triage Meter) to provide physicians a cost effective tool to easily, rapidly and accurately measure BNP levels at the point-of-care and aid in the diagnosis of CHF. We initiated clinical trials for the Triage BNP Test in December 1998 and filed a pre-market application, known as a class III PMA with the United States Food and Drug Administration (FDA) in December 1999. We also commercialized the Triage BNP System internationally in early 2000. In November 2000 the Triage BNP test was re-categorized as a class II device and approved by the FDA as an aid in the diagnosis of CHF.

RISK FACTORS

We Have Only a Limited History of Profitability and We May Not Maintain Profitability. In Addition Our Quarterly Results Will Fluctuate.

    We achieved operating profitability in the third and fourth quarters of 1999 and each quarter of 2000. However, we incurred an operating loss during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  whether and when new products are successfully developed and introduced by us
  •
  market acceptance of current or new products
  •
  changes in the mix of products sold
  •
  manufacturing delays or inefficiencies
  •
  competitive pressures on average selling prices
  •
  the timing of significant orders
  •
  research and development efforts
  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues
  •
  seasonal customer demand
  •
  changes in reimbursement policies
  •
  regulatory uncertainties or delays
  •
  product recalls
  •
  shipment problems, and
  •
  costs and timing associated with business development activities, including potential licensing of technologies.

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

    If we fail to establish and maintain:

  •
  reliable, cost-efficient, high volume manufacturing capacity
  •
  a cost-effective sales force and administrative infrastructure, or
  •
  an effective product distribution system for our products

we may not be able to successfully commercialize new products.

We Are Dependent in the Near Term on Sales of the Triage Drugs of Abuse Panel. A Significant Reduction in Sales of the Triage Drugs of Abuse Panel Would Harm Us.

    Sales of the Triage Drugs of Abuse Panel products accounted for approximately 68% of our product sales in 2000 and 79% of our product sales in 1999. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on our ability to

  •
  successfully commercialize our newer products
  •
  develop and commercialize other products, and
  •
  gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

    We may not be able to successfully commercialize new products, including the Triage Cardiac System and Triage BNP System, and we may not be able to maintain or expand our share of the drug-testing market. Technological change or the development of new or improved diagnostic technologies could result in our products becoming obsolete or noncompetitive.

We Are Dependent on Key Distributors and Have Limited Direct Sales Experience. If Our Distributors Terminate Their Relationship With Us or Fail to Adequately Perform, Our Product Sales Will Suffer.

    We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 84% of net sales in 2000 and 83% of net sales in 1999) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on our sales.

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

Competition and Technological Change May Make Our Products Less Attractive or Obsolete.

    The market in which we compete is intensely competitive. Our competitors include:

  •
  companies marketing laboratory-based tests and analyzers, and
  •
  clinical reference laboratories.

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

    In addition, companies with a significant presence in the diagnostic market, such as:

  •
  Abbott Laboratories
  •
  Dade Behring
  •
  Roche Boehringer Mannheim Corporation
  •
  Bayer Diagnostics, and
  •
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

    We rely upon LRE for production of the fluorescent meter used in connection with our Triage Meter System platform products, including the Triage Cardiac System and Triage BNP System and others currently under development. Our dependence upon LRE for the manufacture of the meter may adversely affect

  •
  our profit margins
  •
  our ability to develop and manufacture products on a timely and competitive basis, or
  •
  the timing of market introductions and subsequent sales of products incorporating the LRE meter.

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

    Litigation may be necessary to enforce any patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. We have already settled a number of patent infringement claims in the past.

The Legal Proceedings to Obtain Patents and Litigation of Third-Party Claims of Intellectual Property Infringement Could Require Us to Spend Substantial Amounts of Money and Could Impair Our Operations.

    We may become subject to additional patent infringement claims and litigation or interference proceedings conducted in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of inventions. We also may receive correspondence from other parties calling to our attention the existence of patents that they believe cover technology that is or may be incorporated in our products and products under development. Some of this correspondence may include offers to negotiate the licensing of the patented technologies. There can be no assurance that these matters would not result in litigation to determine the enforceability, scope, and validity of the patents. Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.

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

    Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

  •
  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive
  •
  the costs and timing of further expansion of sales, marketing and manufacturing activities, facilities expansion needs
  •
  the timing and results of clinical studies and regulatory actions regarding our potential products
  •
  changes in third-party reimbursement policies, and
  •
  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

    The failure by us to raise capital on acceptable terms when needed would cause us to have to scale back our operations, reduce our work force and license to others products we would otherwise seek to develop or commercialize ourselves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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

    In the United States, medical devices are classified into one of three classes, i.e. Class I, II or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, e.g., labeling, pre-market notification and adherence to the Quality System Regulation, QSR, and Class II devices are subject to general and special controls, e.g., performance standards, post-market surveillance, patient registries and FDA guidelines. Generally, Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices.

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

    We are uncertain of the regulatory path to market that the FDA will ultimately apply to our products currently in development. Although the Triage Drugs of Abuse Panel, Triage C. difficile Panel, Triage Parasite Panel and Triage Cardiac Panel received 510(k) clearance, a PMA was initially required for the Triage BNP Test and may be required for the other products now in development. There can be no assurance that the FDA will not determine that we must adhere to the more costly, lengthy and uncertain PMA approval process for any of our products in development.

    We developed the Triage BNP System (consisting of the Triage BNP Test and the Triage Meter) to provide physicians a cost-effective tool to easily, rapidly and accurately measure BNP levels at the point-of-care and aid in the diagnosis of CHF. We initiated clinical trials for the Triage BNP Test in December 1998 and filed a pre-market application, known as a class III PMA with the United States Food and Drug Administration (FDA) in December 1999. We also commercialized the Triage BNP

System internationally in early 2000. On March 24, 2000, the FDA Clinical Chemistry and Clinical Toxicology Device Panel ("Advisory Panel") recommended not to approve our PMA for the Triage BNP Test. In voting, the Advisory Panel indicated the need for additional data, including data concerning people in higher age groups that did not have CHF. We compiled and analyzed additional data and submitted an amendment to our PMA application in October 2000. In November 2000 the Triage BNP test was re-categorized as a class II device and approved by the FDA as an aid in the diagnosis of CHF.

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

    We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The QSR requirements include the addition of design controls that will likely increase the cost of compliance. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operation. There can be no assurance that we will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition and results of operations.

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

Item 2. PROPERTIES

    We lease approximately 118,000 square feet of space in seven buildings in the Sorrento Valley area in San Diego under leases that expire from December 2001 through December 2005. We believe these facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. Our current facilities are used for our administrative offices, research and development facilities and manufacturing operations. We are evaluating various alternatives to address our future facilities expansion needs. Leasing of additional facility space would be expected to result in an increase in rent upon occupancy.

Item 3. LEGAL PROCEEDINGS

    Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded in the over-the-counter market on the Nasdaq National Market or the NNM, under the symbol BSTE. The following tables set forth the high and low sale prices, for our common stock as reported on the NNM for the periods indicated.

2000	High	Low
First Quarter	$40.938	$13.125
Second Quarter	$57.500	$20.625
Third Quarter	$84.625	$35.000
Fourth Quarter	$45.875	$20.125
1999	High	Low
First Quarter	$14.375	$9.500
Second Quarter	$11.000	$7.000
Third Quarter	$10.125	$7.500
Fourth Quarter	$17.875	$7.625

    There were approximately 60 holders of record of common stock as of February 28, 2001. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

	Year ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales	$51,667	$43,011	$34,424	$31,677	$28,206
Contract revenue	3,319	703	2,630	1,244	1,102

Total revenues	54,986	43,714	37,054	32,921	29,308
Operating expenses:
Cost of product sales	15,616	13,636	10,513	6,926	5,983
Selling, general and administrative	18,471	17,581	15,470	11,549	8,623
Research and development	13,303	13,347	11,167	11,662	9,268
Reacquisition of distribution rights	—	—	—	3,364	—
Defense of patent matters	—	—	4,861	331	2,368

Total operating expenses	47,390	44,564	42,011	33,832	26,242
Operating income (loss)	7,596	(850)	(4,957)	(911)	3,066
Interest and other income, net	1,906	1,788	2,396	2,191	744
Income (loss) before benefit (provision) for income taxes	9,502	938	(2,561)	1,280	3,810
Benefit (provision) for income taxes	(3,339)	166	1,448	(82)	(261)

Net income (loss)	$6,163	$1,104	$(1,113)	$1,198	$3,549

Basic net income (loss) per share	$0.45	$0.08	$(0.09)	$0.11	$2.48

Diluted net income (loss) per share	$0.41	$0.08	$(0.09)	$0.09	$0.34

Common and common equivalent shares used in computing per share amounts(1)
— Basic	13,722	13,032	12,939	11,249	1,431
— Diluted	15,207	13,728	12,939	13,081	10,392
	December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$36,200	$32,272	$34,229	$39,257	$9,916
Working capital	53,667	39,978	41,214	46,611	14,305
Total assets	83,014	68,148	65,809	63,311	30,089
Long-term obligations, less current portion	3,708	4,069	4,038	3,797	3,253
Stockholders' equity	72,886	56,885	54,683	55,090	22,153

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

Overview

    We are a research-based diagnostics company dedicated to the discovery and development of novel protein-based tests that improve a physician's ability to diagnose disease. We combine separate, yet integrated, discovery and diagnostics businesses to access proteomics research, identify proteins with high diagnostic utility, develop and commercialize products and educate the medical community on new approaches to diagnosis. We believe our products, which are aimed primarily at the diagnosis of catastrophic diseases, positively impact medical decisions, improve the quality of patient care and contribute to cost-effective medical treatment.

    Our diagnostics business is a leading provider of rapid tests that aid in the diagnosis of a variety of critical diseases. These tests are sold worldwide primarily for use in emergency departments, although we believe that in the future certain tests may have applications in other clinical sites. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon our proprietary technologies in the areas of antibody development, signaling chemistry and micro-capillary fluidics. Our testing formats are designed to measure single analyte targets or multiple analytes simultaneously. They also allow for the analysis of various sample sources, including urine, serum, plasma, whole-blood and stool. Among the products expected to contribute most significantly to product revenue in the future are the Triage Drugs of Abuse Panel, the Triage Cardiac System and the Triage BNP Test.

    In 1992, we launched our first product, the Triage Panel for Drugs of Abuse, a small, self-contained, qualitative test capable of detecting within urine a broad spectrum of commonly overdosed prescription and illicit drugs within approximately 10 minutes. Results from the Triage Panel for Drugs of Abuse enable physicians to differentiate drug overdose from other conditions with similar symptoms. Currently, the Triage Panel for Drugs of Abuse is used in approximately 2,000 of U.S. acute care hospitals. Net sales of the Triage Drugs of Abuse Panel were approximately $35.2 million in 2000.

    In 1999, we completed the national launch of our first quantitative product, the Triage Cardiac System. The Triage Cardiac System, comprised of the Triage Cardiac Panel and the Triage Meter, is designed to measure three cardiac proteins, CKMB, myoglobin and Troponin I, within 20 minutes using a whole-blood sample. The Triage Cardiac System aids in the diagnosis of acute myocardial infarction, or AMI, commonly known as heart attack, by enabling physicians to easily and frequently monitor changes in the levels of these proteins, which rise as heart damage occurs. Access to this information provides physicians with an enhanced ability to make treatment decisions in a timely manner. The Triage Cardiac System is in the early stages of market penetration, with approximately 440 customers using the system at year-end 2000. Net worldwide sales of the Triage Cardiac System were $13.2 million in 2000.

    In 2000, we received FDA approval to market the Triage BNP Test, the first blood test approved in the United States as an aid in the diagnosis of congestive heart failure. The Triage BNP Test measures levels of B-type natriuretic peptide, or BNP, a hormone that is elevated in patients suffering from heart failure. Physicians can use measurements of BNP to distinguish heart failure from other diseases with similar symptoms. We believe that BNP may also be useful in evaluating treatment of existing patients and we intend to conduct clinical studies to further explore this application. We commenced marketing of the Triage BNP Test in December 2000. Historically, the market has been slow to adopt new protein markers and requires significant validation in the form of published studies. Accordingly, we expect 2001 sales to be less than $3 million. However, we do believe that the long-term growth prospects for this product are significant.

    The principal market for our products is comprised of hospitals, which number approximately 5,000 in the United States. We focus our efforts on larger centers and aim to place our products in emergency departments and other point-of-care locations, as well as in laboratories. In marketing our products we utilize a direct sales team that includes general account executives and cardiovascular account executives, who have extensive experience selling cardiovascular devices or drugs. The Fisher HealthCare division ("Fisher") of the Fisher Scientific Company distributes our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals. In international markets, we utilize a network of country-specific and regional distributors.

    Our product sales to date have primarily been attributed to sales of the Triage Drugs of Abuse Panel product line. The Triage Drugs of Abuse Panel products are marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher Healthcare, or Fisher, which accounted for 84% and 83% of our product sales in 2000 and 1999, respectively, and internationally by country-specific and regional distributors. Since its launch in fiscal 1992, the Triage Drugs of Abuse Panel product line has experienced continued annual revenue growth. We believe, however, that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    In addition to focusing our attention on commercial activities associated with existing products, we are investing in discovery efforts aimed at finding proteins with high diagnostic utility. In March 1999, we launched Biosite Discovery, a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and potential markers accessed from partners in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed collaborative agreements with partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology. Our collaborative partners include the TIMI Group of Brigham and Woman's Hospital, Corixa Corporation, Diadexus L.L.C., Duke University, Eli Lilly, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex Inc., Morphosys AG, Scios Inc. and the San Diego VA Medical Center. In 2000, these collaborations generated revenues of $3.3 million.

    In 2000 we entered into an agreement with Medarex, Inc. through which we are combining our proprietary phage display technology with Medarex's proprietary transgenic mouse technology to offer a process for high throughput development of high affinity fully human antibodies. This process is being provided as a research service to biotechnology and pharmaceutical companies, which require high affinity fully human antibodies for use in conducting target validation and, or, characterization experiments. Under the terms of the eight-year agreement, Medarex will provide Biosite with research funding of $3 million per year.

    When Biosite and Medarex enter into agreements to provide high affinity, fully human antibodies to third-party biotechnology and pharmaceutical customers, we will generally receive a variety of payments and we will also seek exclusive or semi-exclusive diagnostic rights to the protein targets provided to us by biotechnology and pharmaceutical customers. Among the payments we might receive are: up-front technology access fees, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development, milestone fees on drug targets that reach clinical milestones and royalties should products successfully be commercialized as a result of the collaboration.

    In January 2001, we initiated a technology alliance with LSBC, through its wholly-owned proteomics subsidiary. Through this alliance we plan to generate the antibody and protein target components required to produce the first generation of commercial protein chips. Protein chips (also called antibody arrays) are research tools for measuring large numbers of proteins in biological samples and are expected to become the preferred technology for high-volume applications such as clinical research, diagnostics and toxicology.

    LSBC and Biosite intend to pursue the protein chip market, with a sharing of rights and returns. Biosite will obtain certain diagnostic licenses to targets and LSBC will retain all other target rights, including uses in proteomics, database creation, and therapeutics. Biosite will receive antibody development fees as well as payments for certain products successfully developed through the joint research efforts. If diagnostic products are successfully developed and commercialized, LSBC will receive milestone payments and royalties.

    For six consecutive quarters to date, beginning with the second half of 1999, we have generated operating profits, after incurring operating losses during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future and our operating results may not be consistent with predictions made by securities analysts.

    We anticipate that our results of operations may fluctuate for the foreseeable future due to several factors, including:

  •
  whether and when new products are successfully developed and introduced by us

  •
  market acceptance of current or new products

  •
  manufacturing inefficiencies

  •
  progress of research and development projects including clinical trials and regulatory delays

  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues

  •
  seasonal customer demand, the timing or cancellation of significant orders, product recalls and shipment problems

  •
  changes in reimbursement policies

  •
  competitive pressures on average selling prices

  •
  changes in the mix of products sold.

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

Results of Operations

    The following table sets forth operating data as a percentage of total revenues:

	Year ended December 31,
	2000	1999	1998
Total revenues	100%	100%	100%
Product sales	94%	98%	93%
Contract revenue	6%	2%	7%
Operating expenses:
Cost of product sales	28	31	28
Selling, general and administrative	34	40	42
Research and development	24	31	30
Defense of patent matters	—	—	13

Total operating expenses	86	102	113
Operating income (loss)	14	(2)	(13)
Interest & other income, net	3	4	6
Income before benefit (provision) for income taxes	17	2	(7)
Benefit (provision) for income taxes	(6)	—	4

Net income (loss)	11%	2%	(3)%

Years ended December 31, 2000 and 1999

    Product Sales.  Product sales increased 20% to $51.7 million in 2000 from $43.0 million in 1999. The increase in product sales was primarily attributable to the growth in net sales of our Triage Cardiac System, one of our quantitative platform products. Net sales of our quantitative platform products, consisting of the Triage Cardiac System and Triage BNP System, were approximately $13.3 million for 2000, as compared to $6.6 million for 1999. The Triage Cardiac System's net sales growth was primarily due to growth in our customer base and greater average product utilization by our customers.

    Net sales of our qualitative platform products, consisting of the Triage Drugs of Abuse Panel and Triage Microbiology Panels, were approximately $38.4 million for 2000, compared to $36.5 million for 1999. The growth in our qualitative platform products was primarily related to sales growth in the Triage Drugs of Abuse Panel. Net sales of the Triage Drugs of Abuse Panel for 2000 increased $1.4 million, or 4%, as compared to 1999. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees derived from Biosite Discovery programs. Contract revenues for the year ended December 31, 2000 were $3.3 million as compared to $703,000 for 1999. Contract revenues recognized during 2000 related primarily to the licensing of technology and performance of activities under Biosite Discovery collaborative research and development agreements. In June 2000, we entered into an alliance with Medarex Inc. Under the terms of the agreement, we will receive research funding of $3.0 million annually over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. We may also receive diagnostic rights to targets identified through the collaboration. In exchange, we will make available certain of our Biosite Discovery research and development resources for collaborative research activities. During 2000, we recognized $1,750,000 in research funding directly from Medarex under the collaboration. The remainder of the contract revenue for 2000 related to research milestones achieved, license fees and antibody development fees. Contract revenue recognized during 1999 related to activities associated with a research and development feasibility study and Biosite Discovery research and development activities.

    Biosite Discovery activities and its costs are performed by certain of our research and development teams. These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal R&D programs. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $3.5 million and $2.9 million in 2000 and 1999, respectively, and are included in research and development expenses.

    Cost of Sales and Gross Profit From Product Sales.  Gross profit from product sales increased 23% to $36.1 million in 2000 from $29.4 million in 1999. The increase in gross profit was primarily attributable to the overall product sales growth. The overall gross margin increased to 70% for 2000 from 68% for 1999. The overall gross margin for 2000 increased primarily as a result of a greater manufacturing efficiency of our quantitative platform products, primarily the Triage Cardiac System, during 2000 as compared to 1999. During the first quarter of 1999, we experienced significant inefficiencies related to the production of the Triage Cardiac Panel, which resulted in an overall gross margin of 60% during that quarter. Since the first quarter of 1999, our overall quarterly gross margins have ranged between 67% and 73%. During 2000, our overall gross margin has increased as we have improved our manufacturing processes, increased manufacturing volumes of our Triage Cardiac Panel and have experienced a slight increase in sales of our higher margin product, the Triage Drugs of Abuse Panel. During 1999, we were able to utilize some of our manufacturing resources for new product scale-up and validation activities related to the Triage BNP and Triage LBP tests, two products that were under development. The costs of new product scale-up and validation activities were charged to research and development expenses, contributing to the 1999 gross margins.

    Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes and efficiency issues are addressed. We also expect that the overall gross margins may continue to decrease as a result of competitive pricing pressures related to the maturing Triage Drugs of Abuse product line and the changing mix of net sales of products with different gross margins.

    Selling, General and Administrative Expenses (SG&A expenses).  Selling, general and administrative expenses increased 5% to $18.5 million in 2000 from $17.6 million in 1999. Increases in SG&A expenses were primarily associated with additional marketing activities relating to new products, the expanded sales activities related to our broader product lines and the increased administrative costs to support our expanded operations and business development activities. SG&A expenses for 1999 included administrative costs totaling approximately $300,000 associated with the reorganization of our manufacturing operations and costs totaling approximately $425,000 related to a business development opportunity that we decided to forego.

    We expect selling, general and administrative costs in 2001 to be higher than in 2000, as we continue to expand our overall operations, including sales and marketing activities for our new products, a larger direct sales force, business development activities and administrative support functions. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our new products and the progress of business development activities.

    Research and Development Expenses.  Research and development expenses were $13.3 million in 2000, consistent with 1999.   During 2000, our research and development resources were focused primarily on: 1) the Biosite Discovery activities 2) activities related to the gathering of additional data needed for the approval of our Triage BNP test, which was approved in November 2000 3) clinical studies and 4) the development of potential improvements to our existing and new products. We expect that our research and development expenses will increase in 2001, as compared to 2000 levels. The increased expenditures are expected to primarily relate to pre-clinical and clinical studies, product development efforts, the expansion of the capacity of the Biosite Discovery program and manufacturing scale-up activities. The costs associated with the clinical trials are expected to be significant. Some of our potential products are subject to more complex regulatory approval requirements than our previous products. The timing of the increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    Interest and Other Income net.    Interest and other income increased 7% to $1.9 million in 2000 from $1.8 million in 1999. The increase in interest income resulted primarily from the higher average balance of cash and marketable securities and higher overall interest rates on marketable debt securities during 2000 as compared to 1999. During the fourth quarter of 2000, we decided to sell one of our marketable debt securities that had fallen below our investment guidelines. The security was sold in January 2001 and resulted in a $300,000 realized loss, which was accrued at December 31, 2000 as a permanent decline in value of the security.

    Benefit (Provision) for Income Taxes.  As a result of the pre-tax income and the estimated tax credits generated in each year, we recorded a provision for income taxes of $3.3 million for 2000 and a benefit for income taxes of $166,000 for 1999. The benefit for income taxes recognized in the fourth quarter of 1999 included $112,000 of benefit resulting from the recognition of research and development credits generated during the first three quarters of 1999. At December 31, 2000, we had net deferred tax assets of $5.5 million. The realization of the deferred tax assets is dependent upon the generation of future taxable income of approximately $14 million. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Years ended December 31, 1999 and 1998

    Product Sales.  Net sales increased 25% to $43.0 million in 1999 from $34.4 million in 1998. The increase in net sales was primarily attributable to the growth in net sales of new products. The Triage C. difficile Panel and Triage Parasite Panel were launched in March 1998 and October 1998, respectively. The Triage Cardiac System was introduced in May 1998. New product sales for 1999 were approximately $9.2 million, as compared to $2.3 million for 1998. Net sales of the Triage Drugs of Abuse Panel for 1999 were 5% higher than net sales of the product for 1998.

    Contract Revenue.  Contract revenue decreased to $703,000 in 1999 from $2.6 million in 1998. Contract revenues recognized during 1999 related to activities associated with a research and development feasibility study being performed by us and research and development activities related to Biosite Discovery. In 1998, we recognized $1.3 million from Kyoto Dai-Ichi Kagaku C., Ltd., or KDK, related to milestones achieved in the development of the Triage Cardiac System, $1.1 million from Novartis related to milestones achieved in the development of the NeoralChek System and $192,000 related to an SBIR (Small Business Innovation Research) grant from the U.S. Government for research related to potential microbiology products.

    Cost of Sales and Gross profit from product sales.  Gross profit increased 23% to $29.4 million in 1999 from $23.9 million in 1998. The increase in gross profit was primarily attributable to the overall sales growth and the realization of higher gross margins in 1999 as compared to 1998 for our newer products. The overall gross margin decreased to 68% for 1999 from 69% for 1998. The overall gross margin for 1999 decreased primarily as a result of a greater proportion of net sales representing the newer products, which experienced lower gross margins than the Triage DOA Panel. Also, during the first quarter of 1999, we experienced significant inefficiencies related to the production of the Triage Cardiac System, resulting in negative gross profits related to that product during that quarter. Gross margins increased to profitable levels during the remaining quarters of 1999, primarily as a result of efficiencies achieved in the manufacturing operations.

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

    Research and Development Expenses.  Research and development expenses increased 20% to $13.3 million in 1999 from $11.2 million in 1998. Significant manufacturing scale-up and validation expenses were incurred during 1998 related to the Triage Cardiac System and Triage Microbiology panels. The Triage Cardiac System was the first product on our new quantitative product platform and required significant investments in the scale-up and validation of its manufacturing and quality processes. Manufacturing scale-up and validation expenses decreased during 1999. The decreases in manufacturing scale-up and validation costs were offset by increases in other product development expenses. During 1999, our research and development resources were focused primarily on the development, clinical studies, manufacturing scale-up and validation of products under development, potential improvements to our existing products and research activities associated with Biosite Discovery.

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

Liquidity and Capital Resources

    We have financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. At December 31, 2000, the Company had cash, cash equivalents and marketable securities of approximately $36.2 million compared to $32.3 million at December 31, 1999.

    The increase in cash, cash equivalents and marketable securities during 2000 was largely attributable to cash generated from the operating activities of $4.6 million, the receipt of $5.6 million in proceeds from the issuance of common stock under our stock plans, and the receipt of $1.8 million in proceeds from equipment financing. Significant uses of cash during 2000 included the purchase of leasehold improvement and capital equipment of approximately $4.1 million, principal payments under equipment financing obligations of $2.1 million, and investments in patents, license rights, deposits, and other assets of $2.0 million.

    The decrease in cash, cash equivalents and marketable securities during 1999 was largely attributable to the net payment of approximately $1.1 million made to Dade Behring as part of the settlement of litigation between Dade Behring and Biosite in March 1999 and an additional $1.0 million payment made under a technology licensing arrangement previously entered into. Other significant uses of cash included the purchase of equipment and leasehold improvements totaling approximately $5.2 million and principal payments under equipment financing obligations of $1.8 million. These significant uses of cash were offset by the cash generated from operating activities of $4.3 million, proceeds from equipment financing of $2.1 million and issuances of common stock under our stock plans of $1.3 million.

    Our primary short-term needs for capital, which are subject to change, are for the support of our commercialization efforts related to new products, expansion of our manufacturing capacity and efficiency for new products, expansion of our Biosite Discovery antibody research capacity, and the continued advancement of research and development efforts. We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies. We may enter into additional licensing agreements that may include up-front and annual cash payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

    We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

  •
  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

  •
  the costs and timing of further expansion of sales, marketing and manufacturing activities, expansion of our Biosite Discovery capacity and facilities expansion needs

  •
  the timing and results of clinical studies and regulatory actions regarding our potential products

  •
  changes in third-party reimbursement policies, and

  •
  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

    Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changes in interest rates, primarily from its variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At December 31, 2000, we had variable-rate debt totaling approximately $972,000. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of our financial instruments that are exposed to changes in interest rates.

    Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH, or LRE, are denominated in German Deutsche Marks (DM) and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of December 31, 2000, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at December 31, 2000 were not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index on Page F-l of the Financial Report included herein.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

PART III

    Some information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 1999 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this section with respect to Directors is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. Our executive officers, their positions, and ages as of January 31, 2001 are as follows:

Name	Age	Position
Timothy J. Wollaeger	57	Director and Chairman of the Board
Anthony DeMaria, M.D	58	Director
Howard E. Greene, Jr.	58	Director
Lonnie M. Smith	56	Director
Kim D. Blickenstaff	48	Director, President, Chief Executive Officer, Treasurer, and Secretary
Gunars E. Valkirs, Ph.D.	49	Director, Vice President, Research and Development, and Chief Technical Officer
Thomas M. Watlington	45	Senior Vice President, Commercial Operations
Kenneth F. Buechler, Ph.D.	47	Vice President, Research
James E. Douglas	46	Vice President, Sales and Marketing
Christopher R. Hibberd	35	Vice President, Strategic Planning and Business Development
Nadine E. Padilla	40	Vice President, Corporate and Investor Relations
Christopher J. Twomey	41	Vice President, Finance and Chief Financial Officer
Peter Witerzens, Ph.D.	59	Vice President, Operations

    Timothy J. Wollaeger has served as Chairman of the Board of Directors since the Company's inception. He is the general partner of Kingsbury Associates, L.P., a venture capital firm he founded in December 1993. From May 1990 until December 1993, he was Senior Vice President and a director of Columbia Hospital Corporation (now HCA Healthcare Corporation). From October 1986 until July 1993, he was a general partner of the general partner of Biovest Partners, a seed venture capital firm ("Biovest"). He is a director of Aurora Biosciences, Inc. and a founder and director of several privately held medical products companies. Mr. Wollaeger received a B.A. in Economics from Yale University and an M.B.A. from Stanford University.

    Anthony DeMaria joined the Board of Directors in June 1998. Dr. DeMaria is Professor of Medicine and Chief, division of cardiology at University of California, San Diego, School of Medicine. Prior to joining the University of California in 1992, Dr. DeMaria was Director of the Kentucky Heart Institute. Prior to joining the Kentucky Heart Institute, he held key management positions at the University of Kentucky College of Medicine and the University of California, Davis, School of Medicine. In 1988, Dr. DeMaria served as president of the American College of Cardiology and he is past president of the American Society of Echocardiography. Dr. DeMaria received a B.S. from College of the Holy Cross, and his M.D. from New Jersey College of Medicine.

    Howard E. Greene, Jr.joined the Board of Directors in June 1989. Mr. Greene is an entrepreneur who has founded, managed and financed a series of medical technology companies during the past 20 years. From September 1987 to July 1996, Mr. Greene was the founding Chief Executive Officer of Amylin Pharmaceuticals, Inc., a biotechnology company developing drug candidates for treating diabetes ("Amylin"). From October 1986 until July 1993, Mr. Greene was a founding general partner of Biovest. He was Chief Executive Officer of Hybritech from March 1979 until its acquisition by Eli Lilly & Co. in March 1986, and was co-inventor of Hybritech's patented monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979, and a consultant with McKinsey & Company from 1967 to 1974. He is Chairman of the Board of Epimmune Inc., and a director of Amylin and The International Biotechnology Trust plc, a British biotechnology investment company. Mr. Greene received an M.B.A. from Harvard University.

    Lonnie M. Smith joined the Board of Directors in October 1997. Mr. Smith is Chief Executive Officer of Intuitive Surgical Inc., a surgical device company. From 1982 to February 1997, he served as Senior Executive Vice President in charge of healthcare for Hillenbrand Industries, Inc. ("Hillenbrand"), a diversified public holding company. Mr. Smith was a director of Hillenbrand from 1981 to February 1997. He had been employed by Hillenbrand or its subsidiaries in various offices since 1976. Mr. Smith received a B.S. in Electrical Engineering from Utah State University and an M.B.A. from Harvard Business School.

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

    Thomas M. Watlington joined us as Senior Vice President of Commercial Operations in December 1996. He was formerly Vice President, Marketing for the Diabetes Care Division for Boehringer Mannheim. From 1982 to December 1996, Mr. Watlington held various positions in marketing, strategic analysis and product development with Boehringer Mannheim. Mr. Watlington holds a B.S. degree from the University of Maryland.

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

    James E. Douglas joined us in August 1999 as Vice President, Marketing and was promoted to Vice President, Sales and Marketing in June 2000. He was formerly Vice President, Marketing for Gen-Probe. From 1983 to August 1999 Mr. Douglas held various management positions in sales, marketing and business development with Abbott Laboratories, Sanofi Diagnostics Pasteur, Centocor and Gen-Probe. Mr. Douglas received his B.A. from Davidson College and his MBA from the University of South Carolina.

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

    Nadine E. Padilla joined us as Director of Investor Relations and Corporate Communications in 1997 and was promoted to Vice President of Corporate and Investor Relations in October 2000. Prior to joining Biosite, Ms. Padilla was the Investor Relations Manager at Pyxis Corporation from its IPO in 1992 until its acquisition by Cardinal Health, Inc. in 1995. From 1995 to 1997, she was the Product Director for Pyxis' Access Medical Systems product line. Ms. Padilla also held various investor relations and financial reporting positions at HomeFed Bank and Great American Bank between 1985 and 1992. Ms. Padilla holds a bachelor's degree from the University of California, San Diego and an M.B.A from the University of California, Los Angeles.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of January 31, 2001, regarding beneficial ownership of the Company's Common Stock by (i) each director and nominee for director, (ii) each of the Company's officers and former officers named in the Summary Compensation Table set forth herein, (iii) all current directors and executive officers of the Company as a group and (iv) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock. Except as otherwise indicated and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.

	Shares Beneficially Owned	Percent Beneficially Owned
Kopp Investment Advisers, Inc. (1) 7701 France Avenue South Suite 500 Edina, MN 55435	2,630,700	18.6%
William Blair & Company, L.L.C. (2) 222 West Adams Street 34th Floor Chicago, IL 60606	750,910	5.3%
AIM Management Group, Inc. (3) 11 Greenway Plaza Suite 100 Houston, TX 77046	763,390	5.4%
Kim D. Blickenstaff (4)	465,516	3.3%
Gunars E. Valkirs, Ph.D. (4)(5)	435,850	3.1%
Kenneth F. Buechler, Ph.D. (4)(6)	431,749	3.1%
Howard E. Greene (4)(7)	304,224	2.2%
Thomas D. Watlington (4)(8)	178,759	1.3%
Christopher J. Twomey (4)(9)	176,973	1.3%
Timothy J. Wollaeger (4)(10)	97,564	*
Lonnie Smith (4)	12,009	*
Anthony DeMaria, M.D. (4)	12,335	*
Charles W. Patrick (4)(11)	59,679	*
All directors and executive officers (14 persons)	2,251,386	15.1%

*
Less than 1%

(1)
Pursuant to its Schedule 13G/A dated January 31, 2001, Kopp Investment Advisors, Inc. ("KIA") reported the beneficial ownership of 2,630,700 shares of Company Common Stock and stated that such shares are held in a fiduciary or representative capacity by KIA. KIA reports that it has sole voting power as to 647,500 shares. Sole dispositive power as to 500,000 shares and shared dispositive power is to 2,130,700 shares. LeRoy C. Kopp owns 100% of the outstanding stock of Kopp Holding Company, of which KIA is a wholly-owned subsidiary.

(2)
Based on its Schedule 13G/A dated February 14, 2001. According to its Schedule 13G, William Blair & Company, LLC reported beneficial ownership of 750,910 shares of the Company Common Stock. It has sole voting power as to 105,615 shares and sole dispositive power as to 750,910 shares.

(3)
Pursuant to its Schedule 13G dated February 9, 2001, AIM Management Group, Inc. ("AIM") reported beneficial ownership of 763,390 shares on behalf of itself and its wholly-owned subsidiaries, AIM Advisors, Inc. and AIM Capital Management, Inc. The Schedule 13G states that AIM has sole voting and dispositive power over these shares.

(4)
The amounts shown include shares which may be acquired currently or within 60 days after January 31, 2001, through the exercise of stock options as follows: Mr. Blickenstaff, 127,576 shares; Dr. Valkirs, 117,921 shares; Dr. Buechler, 99,518 shares; Mr. Greene, 5,905 shares; Mr. Watlington, 166,737 shares; Mr. Twomey, 84,161 shares; Mr. Wollaeger, 5,905 shares; Mr. Smith, 12,009 shares; Dr. DeMaria, 12,335 shares; and Mr. Patrick, 0 shares.

(5)
Includes 316,271 shares held of record by the Valkirs Family Trust as to which Dr. Valkirs has shared voting and investment power and 785 shares held by a family member as to which Dr. Valkirs has shared voting and investment power.

(6)
Includes 332,231 shares held in a trust for the benefit of Dr. Buechler's family as to which Dr. Buechler has shared voting and investment power.

(7)
Includes 298,319 shares held in a trust for the benefit of Mr. Greene's family as to which Mr. Greene has shared voting and investment power.

(8)
Includes 300 shares held in trust for the benefit of Mr. Watlington's niece over which Mr. Watlington has voting and investment power.

(9)
Includes 740 shares held by a family member as to which Mr. Twomey has shared voting and investment power.

(10)
Includes 91,659 shares held in trust for the benefit of Mr. Wollaeger's family as to which Mr. Wollaeger has shared voting and investment power.

(11)
Includes 59,679 shares held in trust for the benefit of Mr. Patrick's family as to which Mr. Patrick has shared voting and investment power. Mr. Patrick's employment with Biosite Diagnostics ended as of June 1, 2000.

(12)
Includes as outstanding an aggregate of 747,970 shares which may be acquired currently or within 60 days after January 31, 2001 pursuant to the exercise of options. Also includes 1,040,305 shares held by family trusts for the benefit of family members of directors and executive officers as to which such directors and executive officers have voting and investment power.

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

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.(i)[1]	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on February 18, 1997.
3.(i)[4]	Certificate of Designation, as filed with the Delaware Secretary of State on October 23, 1997.
3.(ii)[2]	Amended and Restated Bylaws of Biosite.
4.1[2]	Form of Common Stock Certificate with rights legend.
10.1[2] (A)	Amended and Restated 1989 Stock Plan of Biosite Diagnostics Incorporated.
10.2[5] (A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Diagnostics Incorporated ("1996 Stock Plan").
10.3[2] (A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.
10.4[2] (A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.
10.5[6]	Biosite Diagnostics Incorporated Employee Stock Purchase Plan.
10.6[2] (A)	Form of Indemnity Agreement between the Company and its officers and directors.
10.7[2]	Sublease Agreement between Biosite and General Atomics, dated February 17, 1992, as amended on August 10, 1992, January 21, 1993, October 29, 1993, March 1, 1995 and October 1, 1996.
10.8[2] (+)	Antibody License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995, as amended on July 26, 1996.
10.9[2] (+)	Easy Assay License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995.
10.11[2] (+)	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.
10.12[2] (+)	Development and Supply Agreement between Biosite and LRE Relais + Elektronik GmbH — Medical Technology, dated September 23, 1994.

10.19[2]		Debenture Purchase Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated as of September 22, 1995.
10.20[2] (+)		Settlement and License Agreement & Agreement of Dismissal with Prejudice, between Biosite and Abbott Laboratories, dated as of September 6, 1996.
10.21[2]		Lease Agreement between Biosite and TCEP II Properties Limited Partnership dated July 26, 1996.
10.22[2]		Lease Agreement between Biosite and Sorrento West Limited dated September 21, 1994
10.24[4]		Rights Agreement dated as of October 22, 1997 between Biosite and BankBoston, N.A.
10.25[9]		Amendment No. 1 to Rights Agreement dated as of December 9, 1999 between Biosite and BankBoston, N.A.
10.26[7] (+)		Letter Agreement between Biosite and Novartis Pharma AG, dated November 20, 1997.
10.28[8] (+)		Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. dated April 3, 1998.
10.29 (	*)	Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. dated January 1, 2001.
23.1		Consent of Ernst & Young LLP, independent auditors.

1
Incorporated by reference to Exhibit 3.(i)3 to Biosite's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
2
Incorporated by reference to the exhibits of the same number to Biosite's Registration Statement on Form S-1, No. 333-17657.
3
Incorporated by reference to Exhibit 16.23 to Biosite's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
4
Incorporated by reference to Exhibit 4.1 to Biosite's Registration Statement of Form 8-A, filed on October 28, 1997
5
Incorporated by reference to Exhibit A to Biosite's Definitive Proxy Statement dated April 28, 1999 and filed with the Securities and Exchange Commission
6
Incorporated by reference to Exhibit 10.2 to Biosite's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
7
Incorporated by reference to Exhibit 10.25 to Biosite's Annual Report on Form 10-K for the year ended December 31, 1997
8
Incorporated by reference to Exhibit 10.28 to Biosite's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
9
Incorporated by reference to the Exhibit of the same number to Biosite's Annual Report on Form 10-K for the fiscal year ended 1999.
(A)
Indicates management contract or compensatory plan or arrangement.
(+)
Confidential treatment has been granted for certain portions of these exhibits.
(*)
Confidential treatment has been requested for certain portions of this exhibit.

BIOSITE DIAGNOSTICS INCORPORATED
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biosite has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

BIOSITE DIAGNOSTICS INCORPORATED
/s/ KIM D. BLICKENSTAFF Kim D. Blickenstaff President and Chief Executive Officer	Date: March 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated. Name Title Date

Name	Title	Date

/s/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	President, Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2001
/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey	Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 28, 2001
/s/ TIMOTHY J. WOLLAEGER Timothy J. Wollaeger	Chairman of the Board	March 28, 2001
/s/ ANTHONY DEMARIA Anthony DeMaria, M.D.	Director	March 28, 2001
/s/ HOWARD E. GREENE, JR. Howard E. Greene, Jr.	Director	March 28, 2001
/s/ LONNIE M. SMITH Lonnie M. Smith	Director	March 28, 2001
/s/ GUNARS E. VALKIRS Gunars E. Valkirs, Ph.D.	Vice President, Research and Development and Director	March 28, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Biosite Diagnostics Incorporated

    We have audited the accompanying balance sheets of Biosite Diagnostics Incorporated as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosite Diagnostics Incorporated at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

San Diego, California
January 19, 2001

BIOSITE DIAGNOSTICS INCORPORATED

BALANCE SHEETS
(in thousands except par value)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$1,800	$4,594
Marketable securities, available-for-sale	34,400	27,677
Accounts receivable	11,794	6,192
Inventories	6,445	6,059
Income taxes receivable	1,083	—
Deferred income taxes	2,337	1,165
Prepaid expenses and other current assets	2,228	1,485

Total current assets	60,087	47,172
Property, equipment and leasehold improvements, net	10,681	9,936
Deferred income taxes	3,182	3,186
Patents and license rights, net	8,614	7,556
Deposits and other assets	450	298

	$83,014	$68,148

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,293	$1,831
Accrued salaries and other	3,103	3,244
Income taxes payable	-	180
Current portion of long-term obligations	2,024	1,939

Total current liabilities	6,420	7,194
Long-term obligations	3,708	4,069
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2000 and 1999	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,127 and 13,141 shares issued and outstanding at December 31, 2000 and 1999, respectively	141	131
Additional paid-in capital	65,085	55,398
Unrealized net gain (loss) on marketable securities, net of related tax effect of $(56) and $(88) at December 31, 2000 and 1999, respectively	(83)	(131)
Deferred compensation	—	(93)
Retained earnings	7,743	1,580

Total stockholders' equity	72,886	56,885

	$83,014	$68,148

See accompanying notes.

BIOSITE DIAGNOSTICS INCORPORATED

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenues:
Product sales	$51,667	$43,011	$34,424
Contract revenues	3,319	703	2,630

Total revenues	54,986	43,714	37,054
Operating expenses:
Cost of product sales	15,616	13,636	10,513
Selling, general and administrative	18,471	17,581	15,470
Research and development	13,303	13,347	11,167
Defense of patent matters	—	—	4,861

Total operating expenses	47,390	44,564	42,011

Operating income (loss)	7,596	(850)	(4,957)
Interest and other income, net	1,906	1,788	2,396

Income (loss) before benefit (provision) for income taxes	9,502	938	(2,561)
Benefit (provision) for income taxes	(3,339)	166	1,448

Net income (loss)	$6,163	$1,104	$(1,113)

Net income (loss) per share:
Basic	$0.45	$0.08	$(0.09)

Diluted	$0.41	$0.08	$(0.09)

Shares used in calculating per share amounts:
Basic	13,722	13,032	12,939

Diluted	15,207	13,728	12,939

See accompanying notes.

BIOSITE DIAGNOSTICS INCORPORATED

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deferred Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1997	—	$—	12,865	$129	$53,684	$5	$(317)	$1,589	$55,090
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,113)	(1,113)
Other comprehensive income, net of tax
Change in unrealized net gain (loss) on marketable securities	—	—	—	—	—	30	—	—	30
Comprehensive loss	—	—	—	—	—	—	—	—	(1,083)
Conversion of convertible debenture into common stock	—	—	42	—	500	—	—	—	500
Issuance of common stock under employee stock plans	—	—	143	1	813	—	—	—	814
Repurchase and retirement of common stock	—	—	(123)	(1)	(841)	—	—	—	(842)
Amortization of deferred compensation	—	—	—	—	—	—	109	—	109
Income tax benefit from exercise of stock options	—	—	—	—	95	—	—	—	95

Balance at December 31, 1998	—	—	12,927	129	54,251	35	(208)	476	54,683
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,104	1,104
Other comprehensive income, net of tax
Change in unrealized net gain (loss) on marketable securities	—	—	—	—	—	(166)	—	—	(166)
Comprehensive income	—	—	—	—	—	—	—	—	938
Issuance of common stock under employee stock plans	—	—	252	3	1,331	—	—	—	1,334
Repurchase and retirement of common stock	—	—	(38)	(1)	(358)	—	—	—	(359)
Deferred compensation related to cancelled stock options	—	—	—	—	(20)	—	20	—	—
Amortization of deferred compensation	—	—	—	—	—	—	95	—	95
Income tax benefit from exercise of stock options	—	—	—	—	194	—	—	—	194

Balance at December 31, 1999	—	—	13,141	131	55,398	(131)	(93)	1,580	56,885
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,163	6,163
Other comprehensive income, net of tax
Change in unrealized net gain (loss) on marketable securities	—	—	—	—	—	48	—	—	48
Comprehensive income	—	—	—	—	—	—	—	—	6,211
Issuance of common stock under stock plans, net	—	—	986	10	5,626	—	—	—	5,636
Amortization of deferred compensation	—	—	—	—	—	—	93	—	93
Compensation related to stock options granted to non-employees	—	—	—	—	76	—	—	—	76
Income tax benefit from exercise of stock options	—	—	—	—	3,985	—	—	—	3,985

Balance at December 31, 2000	—	$—	14,127	$141	$65,085	$(83)	$—	$7,743	$72,886

See accompanying notes.

BIOSITE DIAGNOSTICS INCORPORATED

STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2000	1999	1998
Operating activities:
Net income (loss)	$6,163	$1,104	$(1,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,108	3,661	4,608
Amortization of deferred compensation and non-cash equity compensation	214	95	110
Deferred income taxes	1,159	(325)	(1,378)
Changes in operating assets and liabilities:
Accounts receivable	(5,602)	382	(1,291)
Inventory	(386)	(1,695)	(2,194)
Income taxes receivable and other current assets	(379)	94	528
Accounts payable	(538)	328	82
Accrued liabilities	(141)	720	1,322

Net cash provided by operating activities	4,598	4,364	674
Investing activities:
Proceeds from sales and maturities of marketable securities	27,220	29,082	33,899
Purchase of marketable securities	(33,863)	(23,570)	(30,389)
Purchase of property, equipment and leasehold improvements	(4,098)	(5,180)	(3,092)
Patents, license rights, deposits and other assets	(1,966)	(2,173)	(3,677)

Net cash used in investing activities	(12,707)	(1,841)	(3,259)
Financing activities:
Proceeds from issuance of convertible debenture	—	—	500
Proceeds from issuance of equipment loans payable	1,841	2,094	1,993
Principal payments under long-term obligations	(2,117)	(1,760)	(1,448)
Proceeds from issuance of stock, net	5,591	1,334	814
Repurchase of common stock, net	—	(359)	(842)

Net cash provided by financing activities	5,315	1,309	1,017

Increase (decrease) in cash and cash equivalents	(2,794)	3,832	(1,568)
Cash and cash equivalents at beginning of year	4,594	762	2,330

Cash and cash equivalents at end of year	$1,800	$4,594	$762

Supplemental disclosures of cash flow information:
Interest paid	$492	$441	$320

Income taxes paid	$1,779	$2	$5

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible debenture into common stock	$—	$—	$500

Accrued liability for license rights acquired	$—	$—	$1,050

See accompanying notes.

BIOSITE DIAGNOSTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Policies

Organization and Business Activity

    Biosite is a research-based diagnostics company dedicated to the discovery and development of novel protein-based tests that improve a physician's ability to diagnose disease. We combine separate, yet integrated, discovery and diagnostics businesses to access proteomics research, identify proteins with high diagnostic utility, develop and commercialize products and educate the medical community on new approaches to diagnosis.

    Our diagnostics business is a leading provider of rapid tests that aid in the diagnosis of a variety of critical diseases. These tests are sold worldwide primarily for use in emergency departments, although we believe that in the future, certain tests may have applications in other clinical sites. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings.

    The principal market for our products is comprised of hospitals, which number approximately 5,000 in the United States. We focus our efforts on larger centers and aim to place our products in emergency departments and other point-of-care locations, as well as in laboratories. In marketing our products we utilize a direct sales team that includes general account executives and cardiovascular account executives, who have extensive experience selling cardiovascular devices or drugs. The Fisher HealthCare division ("Fisher") of the Fisher Scientific Company distributes our products in U.S. hospitals and supports our direct sales force. In international markets, we utilize a network of country-specific and regional distributors.

    In March 1999, we launched Biosite Discovery, a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analysis on both known disease markers and potential markers accessed from partners in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed collaborative agreements with partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

Revenue Recognition

    We recognize product sales upon shipment unless there are significant post-delivery obligations or collection is not considered probable at the time of shipment. Generally, we do not have any significant post-delivery obligations associated with our product sales. We accrue for warranty costs and other allowances at the time of shipment based on historical experience, trends and estimates.

    Our collaborative development agreements generally contain specific payments for specific activities or elements of the agreements. Among the payments we might receive under the agreements are: up-front technology access fees, research funding, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development by our partners, milestone fees on drug targets that reach certain pre-clinical milestones and royalties should products successfully be commercialized as a result of the collaboration. Up-front technology access fees are recognized over the term of the agreement or ongoing research period, as applicable, unless the Company has no further continuing performance obligations related to the fees. Research funding is recognized over the applicable research period on a straight-line basis, which approximates the underlying performance. Milestone payments, such as antibody development fees and clinical milestones, are recognized when earned, as the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement. Contract revenues that are based on the performance of and collection by our collaborative partners or their partners are deferred until such performance is complete and collection is probable. We believe that each payment element of these agreements represents the fair value of the element at the date of the agreement.

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and highly liquid investments in debt securities with maturities of 90 days or less when purchased.

Marketable Securities

    Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by us and management's investment strategy, our investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of comprehensive income. At December 31, 2000, we had no investments that were classified as trading or held-to-maturity as defined by the Statement. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

Patents and License Rights

    We have been issued patents covering our core technologies. Capitalized patent costs associated with issued patents are amortized over five to seventeen years. License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during such license period.

Long-lived Assets

    In accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed of, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. Through December 31, 2000, we have not experienced any such impairments of long-lived assets.

Stock Options

    We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for our stock options. For options granted during the one-year period prior to our initial public offering of common stock, we recorded and amortized, over the related vesting periods, deferred compensation representing the excess of the value for accounting purposes of the options granted over their aggregate exercise price. Stock options issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF 96-18 and are periodically re-measured as the stock options vest.

Concentration of Credit Risk

    We sell our products primarily to our U.S. distributor. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses have been minimal and within management's expectations.

    We invest our excess cash in debt instruments of the U.S. Government, financial institutions and corporations with strong credit ratings. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. During the fourth quarter of 2000, we decided to sell one of our marketable debt securities that had fallen below our investment guidelines. The security was sold in January 2001 and resulted in a $300,000 realized loss, which was accrued at December 31, 2000 as a permanent decline in value of the security. We have experienced no other significant realized losses on our marketable securities.

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

    Shares used in calculating basic and diluted earnings per share were as follows:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Shares used in calculating per share amounts — Basic (Weighted average common shares outstanding)	13,722	13,032	12,939
Effect of common share equivalents:
Net effect of dilutive common stock options using the treasury stock method	1,485	696	—
Shares used in calculating per share amounts — Diluted	15,207	13,728	12,939

Segment Information and Major Customers

    Financial Accounting Standards Board's Statement No. 131, Segment Information, ("FAS 131") amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in FAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by us in deciding how to allocate resources and in assessing performance. FAS 131 also requires disclosures about our products and services, geographic areas and major customers.

    Management of Biosite has determined that we currently operate principally in one operating segment: the development, manufacture and marketing of rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. Our chief operating decision-making group is the Management Group, which is comprised of the Chief Executive Officer, Senior Vice President and Vice Presidents. The Management Group primarily decides how to allocate resources based on the overall operating results and the contribution of each functional area of the Company towards achieving our business and financial goals. Our principal functional areas are: 1) Finance and Administration 2) Sales and Marketing 3) Research and Development and 4) Manufacturing.

    Our U.S. distributor accounted for 84%, 83% and 86% of the product sales in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, amounts due from our U.S. Distributor represented approximately 88% and 82%, respectively, of our accounts receivable. Export sales to international customers amounted to $5,982,000, $4,820,000 and $2,749,000 in 2000, 1999 and 1998, respectively.

Comprehensive Income

    Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, ("FAS 130") establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. Net unrealized gains or losses on marketable securities are included in our Statements of Stockholders' Equity as other comprehensive income.

Effect of New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective January 1, 2001. This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Management does not believe the adoption of SFAS No. 133 will impact the financial statements as we currently do not invest in derivative instruments or engage in hedging activities.

Reclassification

    Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the presentation of the 2000 financial statements.

2. Licensing Agreements

    We have entered into licensing agreements to utilize certain antibodies and/or technologies in exchange for up-front, annual, milestone, or royalty payments or a combination thereof. Certain of the up-front and annual payments are creditable towards future royalties payable. Royalties may be payable at various rates for product sales derived from the licensed technologies. At December 31, 2000 and 1999, total cost of license rights was $13.4 million and $11.7 million, respectively and accumulated amortization of the license rights was approximately $5.4 million and $4.7 million, respectively.

3. Biosite Discovery and Collaborative and Distribution Agreements

    In March 1999, we launched Biosite Discovery, a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and potential markers accessed from partners in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed collaborative agreements with several partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

    In 2000 we entered into an agreement with Medarex, Inc. through which we are combining our proprietary phage display technology with Medarex's proprietary transgenic mouse technology to offer a process for high throughput development of high affinity fully human antibodies. This process is being provided as a service to biotechnology and pharmaceutical companies, which require high affinity, fully human antibodies for use in conducting drug target validation and, or, characterization experiments. Under the terms of the eight-year agreement, Medarex will provide Biosite with research funding of $3 million per year.

    When Biosite and Medarex enter into agreements to provide high affinity, fully human antibodies to third-party biotechnology and pharmaceutical customers, we will generally receive a variety of payments and we will also seek exclusive or semi-exclusive diagnostic rights to the protein targets provided to us by biotechnology and pharmaceutical customers. Among the payments we might receive are: up-front technology access fees, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in drug development, milestone fees on targets that reach certain clinical milestones and royalties should products successfully be commercialized as a result of the collaboration.

    During 2000 and 1999, the Company recognized contract revenues of $3.3 million and $703,000, respectively, related to activities performed or milestones achieved under the collaborative agreements. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $3.5 million and $2.9 million in 2000 and 1999, respectively, and are included in research and development expenses.

4. Cash, Cash Equivalents and Marketable Securities

    The following is a summary of cash, cash equivalents and available-for-sale marketable securities by balance sheet classification at December 31, 2000:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$1,054	$—	$—	$1,054
Money market fund	346	—	—	346
Certificate of deposit	400	—	—	400

	1,800	—	—	1,800
Marketable securities:
U.S. Government debt securities	7,288	28	(5)	7,311
Corporate debt securities	27,252	110	(273)	27,089

	34,540	138	(278)	34,400

Total cash, cash equivalents and available-for-sale marketable securities	$36,340	$138,640	$(278,084)	$36,200

    The following is a summary of cash, cash equivalents and available-for-sale marketable securities by balance sheet classification at December 31, 1999:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$3,121	$—	$—	$3,121
Money market fund	1,473	—	—	1,473

	4,594	—	—	4,594
Marketable securities:
Certificates of deposit	1,000	—	—	1,000
U.S. Government debt securities	5,320	—	(54)	5,266
Corporate debt securities	21,576	1	(166)	21,411

	27,896	1	(220)	27,677

Total cash, cash equivalents and available-for-sale marketable securities	$32,491	$1	$(220)	$32,271

    The amortized cost and estimated fair value of available-for-sale marketable securities at December 31, 2000, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Marketable securities:
Due in one year or less	$20,954	$20,919
Due after one year through two years	9,638	9,470
Due after two years	3,948	4,011

	$34,540	$34,400

    Gross realized gains from the sale of cash, cash equivalents, and marketable securities were approximately $6,000, $8,000 and $54,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Gross realized losses from the sale of cash, cash equivalents, and marketable securities were approximately $21,000, $54,000 and $14,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

5. Balance Sheet Information

    Net inventories consist of the following:

	December 31,
	2000	1999
	(in thousands)
Raw materials	$2,207	$2,089
Work in process	3,287	3,058
Finished goods	951	912

	$6,445	$6,059

    Property, equipment and leasehold improvements consist of the following:

	December 31,
	2000	1999
	(in thousands)
Machinery and equipment	$20	$17,505
Furniture and fixtures	1	1,084
Leasehold improvements	5	4,095

	26	22,684
Less accumulated depreciation and amortization	(15)	(12,748)

	$11	$9,936

    Depreciation expense was approximately $3,354,000, $2,987,000 and $3,071,000 for years ended December 31, 2000, 1999, and 1998, respectively.

    Accrued salaries and other liabilities consist of the following:

	December 31,
	2000	1999
	(in thousands)
Salaries and employee benefits	$2,225	$2,099
Other accrued liabilities	877	1,145

	$3,103	$3,244

6. Debt and Commitments

    Debt consisted of the following:

	December 31,
	2000	1999
	(in thousands)
Equipment financing notes, payable $234,708 monthly including interest at 6.60% to 9.55% due March 2001 to September 2005; secured by equipment	$5,732	$6,008
Less current portion	2,024	1,939

Total long-term obligations	$3,708	$4,069

    As a result of the attainment of one of the milestones (the successful completion of feasibility studies for the NeoralChek System under development), we received $500,000 from Novartis, in January 1998, in exchange for a convertible debenture. The convertible debenture was immediately converted into 41,666 shares of common stock of the Company based on the IPO price of $12.00 per share. We are obligated to sell to Novartis an additional $500,000 five-year 8% convertible debenture upon the attainment of a certain milestone. The debenture would be convertible, at the sole option of the Company, into shares of Biosite common stock at $12.00 per share.

    As of December 31, 2000, approximate future principal payments of the equipment financing notes are due as follows: 2001—$2,024,000; 2002—$1,657,000; 2003—$1,131,000; 2004—$738,000; 2005—$182,000 and thereafter—$0.

    Interest charged to expense to arrive at operating income (loss) was approximately $492,000, $441,000, and $320,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    We lease our office, manufacturing and research facilities under operating leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases. We record rent expense on a straight-line basis over the term of the leases.

    Approximate annual future minimum operating lease payments as of December 31, 2000 are as follows:

Year	Operating Leases
(in thousands)
2001	$1,325
2002	1,315
2003	1,140
2004	1,187
2005	480

Total minimum lease payments	$5,447

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,296,000, $1,076,000 and $879,000 respectively. Cost of equipment under equipment financing notes was approximately $10,612,000 and $9,687,000 at December 31, 2000, and 1999, respectively. Accumulated depreciation of equipment under equipment financing at December 31, 2000 and 1999 was approximately $5,534,000 and $4,529,000, respectively.

7. Stockholders' Equity

Stock Plans

    Our 1989 Stock Plan provided for both the direct sale of common stock and for the grant of options to purchase common stock to employees, directors, consultants and advisors of the Company. As of December 31, 2000, 144,476 shares have been sold directly under the plan and no shares were available for future issuance of common stock or grant of options to purchase common stock under the 1989 Stock Plan.

    In December 1996, we adopted the 1996 Stock Incentive Plan (the "1996 Stock Plan"). The 1996 Stock Plan replaced our 1989 Stock Plan. Although all future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. As of December 31, 2000, a pool of 2,400,000 shares has been reserved for issuance under the 1996 Stock Plan. Additionally, any unpurchased shares of common stock pursuant to unissued, expired or cancelled options under the 1989 Stock Plan become available for awards under the 1996 Stock Plan. During the year ended December 31, 2000, we issued 2,000 shares of common stock, with a fair value at the dates of issuance of approximately $45,000, to outside consultants for services received by the Company.

    The options are generally subject to four-year vesting and expire ten years from the date of grant. At December 31, 2000, 400,729 shares were available for future issuance of common stock or grant of options to purchase common stock under the 1996 Stock Plan.

    Information with respect to our 1989 Stock Plan and 1996 Stock Plan option activity is as follows:

	Shares	Weighted average exercise price
	(in thousands)
Balance at December 31, 1997	1,440	$5.33
Granted at fair value	956	$12.35
Exercised	(71)	$3.06
Cancelled	(65)	$9.66

Balance at December 31, 1998	2,260	$8.24
Granted at fair value	965	$10.11
Exercised	(192)	$4.23
Cancelled	(183)	$10.98

Balance at December 31, 1999	2,850	$8.97
Granted at fair value	1,110	$29.60
Exercised	(935)	$6.08
Cancelled	(173)	$13.50

Balance at December 31, 2000	2,852	$17.67

    The following is a further breakdown of the options outstanding under the 1989 Stock Plan and 1996 Stock Plan as of December 31, 2000:

Range of exercise price	Options outstanding (in thousands)	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price of options exercisable
$ 0.50 - $ 9.50	564	6.92	$7.05	383	$6.48
$ 9.75 - $13.75	709	8.10	$10.49	285	$10.72
$13.88 - $22.50	752	8.02	$16.30	360	$14.68
$23.13 - $69.56	827	9.47	$32.34	101	$30.75

$0.50 - $69.56	2,852	8.24	$17.67	1,129	$12.34

    Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 2000, 1999, and 1998:

	2000	1999	1998
Risk-free interest rate	5.16%	6.36%	5.25%
Volatility	92%	83%	83%
Dividend yield	0%	0%	0%
Expected life of options	6 years	5 years	5 years

    For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our adjusted pro forma information is as follows:

	Year ended December 31,
	2000	1999	1998
	(in thousands, except per share data)
Adjusted pro forma net income (loss)	$(888)	$(2,249)	$(3,257)
Adjusted pro forma diluted net income (loss) per share	$(0.06)	$(0.16)	$(0.25)

    The pro forma effects on net income for 2000, 1999, and 1998 are not likely to be representative of the effects on reported net income or loss in future years. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

Employee Stock Purchase Plan

    In December 1996, we adopted an Employee Stock Purchase Plan ("ESPP") which provides employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. A pool of 350,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions). During the years ended December 31, 2000, 1999 and 1998, 82,610, 60,773 and 71,304 shares, respectively, were issued under the ESPP. As of December 31, 2000, 80,559 shares of common stock were available for issuance under the ESPP.

    At December 31, 2000, a total of 481,288 shares of the Company's common stock were reserved for future issuances under the Company's stock plans and employee stock purchase plan.

Stock Repurchase Program

    In September 1998, we initiated a common stock repurchase program, under which we could purchase up to one million shares of our common stock. The repurchase program was terminated in January 2000. Under the program, Biosite purchased shares of its common stock from time to time through open market transactions at prices deemed appropriate by its management. We repurchased 38,000 shares and 122,400 shares of our common stock, respectively, in 1999 and 1998 at a total cost of approximately $359,000 and $842,000 respectively.

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

8. Income Taxes

    Significant components of the income tax benefit (provision) are as follows:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Current:
Federal	$0	$(124)	$69
State	(150)	(35)	1

	(150)	(159)	70
Deferred:
Federal	(2,815)	229	1,053
State	(374)	96	325

	(3,189)	325	1,378

	$(3,339)	$166	$1,448

    As of December 31, 2000, we had federal research and development, California research and development, and California manufacturers' credit carryforwards of approximately $2,300,000, $1,220,000, and $590,000, respectively. The federal research and development, California research and development, and California manufacturers' credits will begin expiring in 2004, unless previously utilized.

    Pursuant to Internal Revenue Code Section 382, use of the Company's tax credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period. However, any annual limitation is not expected to have a material adverse effect on our ability to utilize its tax credit carryforwards.

    As of December 31, 2000, we had federal and California tax net operating loss carryforwards of approximately $2,100,000 and $1,600,000, respectively. The federal and California tax net operating loss carryforwards will begin expiring in 2019 and 2003, respectively, unless previously utilized.

    Significant components of our deferred tax assets as of December 31, 2000 and 1999 are as follows:

	December 31,
	2000	1999
	(in thousands)
Deferred tax assets:
Research and development credit	$3,119	$2,601
Alternative Minimum Tax credit	287	287
California Manufacturers' Investment credit	388	315
Net Operating Loss Carryforwards	856	255
Reserves and accruals	599	666
Other, net	412	335

Total deferred tax assets	5,661	4,459
Deferred tax liability:
Tax over book amortization	(142)	(108)

Net deferred tax assets	$5,519	$4,351

    No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that such assets will be realized. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.

    The reconciliation of income tax computed at the federal statutory tax rate to the benefit (provision) for income taxes at the U.S. federal statutory tax rate to income tax expense is as follows:

	December 31,
	2000	1999	1998
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.9	7.4	6.0
Federal tax credits	(3.5)	(47.3)	10.5
State tax credits	(2.7)	(22.4)	8.5
Other	0.4	9.6	(3.5)
Effective rate	35.1%	(17.7)%	56.5%

9. Employee Savings Plan

    In 1991, we implemented a 401(k) program that allows all qualifying employees to contribute up to a maximum of 20% of their annual salary, subject to annual limits. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been approved or made.

10. Defense of Patent Matters

    In September 1997, Behring Diagnostics, Inc. and Behring Diagnostics, GmbH filed a patent infringement action against the Company in the U.S. District Court for the District of Delaware. To avoid protracted litigation and continued significant legal defense costs, Biosite and Dade Behring executed a settlement agreement in March 1999 that resolved all disputes outstanding between the companies. Under the terms of the settlement agreement, we obtained a license to the patent and will provide Dade Behring the option to evaluate certain proprietary antibodies, resulting in a net payment of $1,050,000 to Dade Behring by Biosite. In 1998, we charged to defense of patent matters $604,000, which represented the applicable license costs for years prior to 1998. We continue to amortize the applicable license costs until the expiration of the related patent. Legal defense costs were approximately $4.3 million for the year ended December 31, 1998.

11. Quarterly Information (Unaudited)

    The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Product sales	$12,198	$13,134	$13,330	$13,005
Contract revenues	715	310	1,052	1,241
Gross profit—product sales	8,361	9,581	9,394	8,715
Income before income taxes	2,026	2,231	3,322	1,924
Net income	1,324	1,356	2,022	1,462
Net income per share
—Basic	$0.10	$0.10	$0.15	$0.11
—Diluted	$0.09	$0.09	$0.13	$0.10
Shares used in calculating per share amounts
—Basic	13,237	13,681	13,923	14,035
—Diluted	14,840	15,019	15,620	15,206
	1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Product sales	$9,448	$10,594	$11,317	$11,652
Contract revenues	—	310	300	93
Gross profit—product sales	5,706	7,331	8,137	8,201
Income (loss) before income taxes	(1,786)	193	1,394	1,137
Net income (loss)	(1,057)	97	840	1,224
Net income (loss) per share
—Basic	$(0.08)	$0.01	$0.06	$0.09
—Diluted	$(0.08)	$0.01	$0.06	$0.09
Shares used in calculating per share amounts
—Basic	12,973	13,015	13,056	13,083
—Diluted	12,973	13,624	13,593	13,909

    The benefit for income taxes recognized in the fourth quarter of 1999 included $112,000 of benefit resulting from the recognition of research and development credits generated during the first three quarters of 1999. Recognition of these credits had been deferred until management determined that their realization had become more likely than not.

Schedule II

Biosite Diagnostics Incorporated

Valuation and Qualifying Accounts

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe	Balance at End of Period
Year ended December 31, 2000
Allowance for doubtful accounts	$17,651	$16,572	$—	$28,921(1)	$5,302
Reserve for obsolete or excess inventory	$630,651	$378,650	$—	$571,564(2)	$437,737
Warranty reserve for Triage Meters	$170,373	$—	$—	$106,646(3)	$63,727
Year ended December 31, 1999
Allowance for doubtful accounts	$18,032	$4,999	$—	$5,380(1)	$17,651
Reserve for obsolete or excess inventory	$798,644	$741,856	$—	$909,849(2)	$630,651
Warranty reserve for Triage Meters	$—	$170,373	$—	$—	$170,373
Year ended December 31, 1998
Allowance for doubtful accounts	$13,721	$4,311	$—	$—	$18,032
Reserve for obsolete or excess inventory	$304,860	$540,662	$—	$46,878(2)	$798,644

(1)
Uncollectible accounts written off, net of recoveries
(2)
Write off of obsolete or excess inventory
(3)
Adjustment of estimated warranty reserve based on ability to pass through warranty responsibilities to manufacturer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.(i)[1]	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on February 18, 1997.
3.(i)[4]	Certificate of Designation, as filed with the Delaware Secretary of State on October 23, 1997.
3.(ii)[2]	Amended and Restated Bylaws of Biosite.
4.1[2]	Form of Common Stock Certificate with rights legend.
10.1[2] (A)	Amended and Restated 1989 Stock Plan of Biosite Diagnostics Incorporated.
10.2[5] (A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Diagnostics Incorporated ("1996 Stock Plan").
10.3[2] (A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.
10.4[2] (A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.
10.5[6]	Biosite Diagnostics Incorporated Employee Stock Purchase Plan.
10.6[2] (A)	Form of Indemnity Agreement between the Company and its officers and directors.
10.7[2]	Sublease Agreement between Biosite and General Atomics, dated February 17, 1992, as amended on August 10, 1992, January 21, 1993, October 29, 1993, March 1, 1995 and October 1, 1996.
10.8[2] (+)	Antibody License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995, as amended on July 26, 1996.
10.9[2] (+)	Easy Assay License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995.
10.11[2] (+)	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.
10.12[2] (+)	Development and Supply Agreement between Biosite and LRE Relais + Elektronik GmbH — Medical Technology, dated September 23, 1994.
10.19[2]	Debenture Purchase Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated as of September 22, 1995.
10.20[2] (+)	Settlement and License Agreement & Agreement of Dismissal with Prejudice, between Biosite and Abbott Laboratories, dated as of September 6, 1996.
10.21[2]	Lease Agreement between Biosite and TCEP II Properties Limited Partnership dated July 26, 1996.
10.22[2]	Lease Agreement between Biosite and Sorrento West Limited dated September 21, 1994
10.24[4]	Rights Agreement dated as of October 22, 1997 between Biosite and BankBoston, N.A.
10.25[9]	Amendment No. 1 to Rights Agreement dated as of December 9, 1999 between Biosite and BankBoston, N.A.
10.26[7] (+)	Letter Agreement between Biosite and Novartis Pharma AG, dated November 20, 1997.
10.28[8] (+)	Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. dated April 3, 1998.

10.29 (	*)	Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. dated January 1, 2001.
23.1		Consent of Ernst & Young LLP, independent auditors.

1
Incorporated by reference to Exhibit 3.(i)3 to Biosite's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

2
Incorporated by reference to the exhibits of the same number to Biosite's Registration Statement on Form S-1, No. 333-17657.

3
Incorporated by reference to Exhibit 16.23 to Biosite's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

4
Incorporated by reference to Exhibit 4.1 to Biosite's Registration Statement of Form 8-A, filed on October 28, 1997

5
Incorporated by reference to Exhibit A to Biosite's Definitive Proxy Statement dated April 28, 1999 and filed with the Securities and Exchange Commission

6
Incorporated by reference to Exhibit 10.2 to Biosite's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998

7
Incorporated by reference to Exhibit 10.25 to Biosite's Annual Report on Form 10-K for the year ended December 31, 1997

8
Incorporated by reference to Exhibit 10.28 to Biosite's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

9
Incorporated by reference to the Exhibit of the same number to Biosite's Annual Report on Form 10-K for the fiscal year ended 1999.

(A)
Indicates management contract or compensatory plan or arrangement.

(+)
Confidential treatment has been granted for certain portions of these exhibits.

(*)
Confidential treatment has been requested for certain portions of this exhibit.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
BIOSITE DIAGNOSTICS INCORPORATED FORM 10-K
INDEX
PART I
  Item 1. BUSINESS
RISK FACTORS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
BIOSITE DIAGNOSTICS INCORPORATED BALANCE SHEETS (in thousands except par value)
BIOSITE DIAGNOSTICS INCORPORATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
BIOSITE DIAGNOSTICS INCORPORATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
BIOSITE DIAGNOSTICS INCORPORATED STATEMENTS OF CASH FLOWS (in thousands)
BIOSITE DIAGNOSTICS INCORPORATED NOTES TO FINANCIAL STATEMENTS
Schedule II Biosite Diagnostics Incorporated Valuation and Qualifying Accounts