Form 10-Q
period 2001-03-31
BIOSITE DIAGNOSTICS INC
filed 2001-05-14
CIK 834306

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-21873

BIOSITE DIAGNOSTICS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	33-0288606 (IRS Employer Identification No.)
11030 Roselle Street San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant's telephone number, including area code: (858) 455-4808

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at April 27, 2001 was 14,333,463.

BIOSITE DIAGNOSTICS INCORPORATED
FORM 10-Q

INDEX

Biosite®, Triage®, ExpressTest® and Immediate Response Diagnostics® are registered trademarks of the Company. Omniclonal™and the Company's logo are trademarks or service marks of the Company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSITE DIAGNOSTICS INCORPORATED

Condensed Balance Sheets

(in thousands except par value)

	March 31, 2001	December 31, 2000
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$4,688	$1,800
Marketable securities, available-for-sale	39,404	34,400
Accounts receivable, net	6,524	11,794
Inventories, net	6,835	6,445
Other current assets	3,852	5,648

Total current assets	61,303	60,087
Property, equipment and leasehold improvements, net	11,542	10,681
Patents and license rights, net	8,354	8,614
Other assets	3,648	3,632

	$84,847	$83,014

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,000	$1,293
Accrued salaries and other	3,085	3,103
Current portion of long-term obligations	2,045	2,024

Total current liabilities	6,130	6,420
Long-term obligations	3,603	3,708
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at March 31, 2001 and December 31, 2000	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,178 and 14,127 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	142	141
Additional paid-in capital	65,487	65,085
Unrealized net gain (loss) on marketable securities, net of related tax effect	213	(83)
Retained Earnings	9,272	7,743

Total stockholders' equity	75,114	72,886

	$84,847	$83,014

Note:
The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE DIAGNOSTICS INCORPORATED

Condensed Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2001	2000
Revenues:
Net sales	$14,197	$12,198
Contract revenue	954	715

Total revenues	15,151	12,913
Operating expenses:
Cost of product sales	4,340	3,837
Selling, general and administrative	5,605	4,385
Research and development	3,284	3,165

Total operating expenses	13,229	11,387
Operating income	1,922	1,526
Interest and other income	575	500

Income before provision for income taxes	2,497	2,026
Provision for income taxes	(968)	(702)

Net income	$1,529	$1,324

Net income per share:
— Basic	$0.11	$0.10

— Diluted	$0.10	$0.09

Shares used in calculating per share amounts:
— Basic	14,153	13,237

— Diluted	15,317	14,840

See accompanying notes.

BIOSITE DIAGNOSTICS INCORPORATED

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net cash provided by operating activities	$8,687	$788
INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	5,081	3,854
Purchase of marketable securities	(9,590)	(4,038)
Purchase of property, equipment and leasehold improvements	(1,618)	(1,118)
Patents, license rights, deposits and other assets	30	(385)

Net cash used in investing activities	(6,097)	(1,687)
FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	—	1,059
Principal payments under financing obligations	(85)	(487)
Proceeds from issuance of common stock, net	383	1,765

Net cash provided by financing activities	298	2,337

Increase in cash and cash equivalents	2,888	1,438
Cash and cash equivalents at beginning of period	1,800	4,594

Cash and cash equivalents at end of period	$4,688	$6,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$113	$125

Income taxes paid	$—	$—

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

    The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

2. EARNINGS PER SHARE

    Earnings per share, EPS, is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, FAS 128. FAS 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options. Common stock equivalents are not considered in loss years as the effect is antidilutive.

    Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended March 31,
	2001	2000
Weighted average common shares outstanding — Shares used in calculating per share amounts — Basic	14,153	13,237
Net effect of dilutive common share equivalents using the treasury stock method	1,164	1,603

Shares used in calculating per share amounts — Diluted	15,317	14,840

3. BALANCE SHEET INFORMATION

    Net inventories consist of the following:

	March 31, 2001	December 31, 2000
	(in thousands)
Raw materials	$2,062	$2,207
Work-in-process	3,195	3,287
Finished goods	1,578	951

	$6,835	$6,445

4. COMPREHENSIVE INCOME

    Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive income is as follows:

	Three months ended March 31,
	2001	2000
	(in thousands)
Net income	$1,529	$1,324
Change in unrealized net gain (loss) on marketable securities, net of tax	296	(41)

Comprehensive income	$1,825	$1,283

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, manufacturing efficiency issues, dependence on others, the impact of competitive products, third party reimbursement issues, changing market conditions and the other risks detailed under "Factors that May Affect Results" and throughout our Annual Report on Form 10-K for the year ended December 31, 2000. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q and our Form 10-K, respectively. We disclaim any intent or obligation to update these forward-looking statements.

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

    The principal market for our products is comprised of hospitals, which number approximately 5,000 in the United States. We focus our efforts on larger centers and aim to place our products in emergency departments and other point-of-care locations, as well as in laboratories. In marketing our products we utilize a direct sales team that includes general account executives and cardiovascular account executives, who have extensive experience selling cardiovascular devices or drugs. The Fisher HealthCare division of the Fisher Scientific Company, Fisher, distributes our products in U.S. hospitals and supports our direct sales force. In international markets we utilize a network of country-specific and regional distributors.

    In March 1999, we launched Biosite Discovery, a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known disease markers and potential markers accessed from partners in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed collaborative agreements with partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

    Our product sales to date have primarily been attributed to sales of the Triage Drugs of Abuse Panel product line. The Triage Drugs of Abuse Panel products are marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher, which accounted for 84% of our product sales in both the first quarter of 2001 and the full year 2000, and internationally by country-specific and regional distributors. Since its launch in 1992, the Triage Drugs of Abuse Panel product line has experienced continued annual revenue growth. We believe, however, that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    We have reported quarterly operating profits since the third quarter of 1999 after incurring quarterly operating losses during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts.

    We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  whether and when new products are successfully developed and introduced by us

  •
  market acceptance of current or new products

  •
  changes in the mix of products sold

  •
  the timing of significant orders

  •
  seasonal customer demand

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

Recent Developments

    On May 10, 2001, we received notice from Xoma Ltd. and its affiliates alleging that we have breached our obligations under three license agreements with Xoma, and seeking to renegotiate the terms of the license agreements. The license agreements relate to the bacterial expression of antibodies.

    We believe that we are in full compliance with the license agreements and that we have not breached our obligations. We believe that the notice is unwarranted and that Xoma is seeking to renegotiate the terms of an enforceable contract. We intend to vigorously contest this notice and do not anticipate a materially adverse effect on our business.

Results of Operations

    Product Sales.  Product sales increased 16% to approximately $14.2 million for the three months ended March 31, 2001 from $12.2 million for the first quarter of 2000. The increase in net product sales was primarily attributable to the growth in net sales of our Triage Cardiac System. Net sales of our quantitative platform products, consisting of the Triage Cardiac System and Triage BNP System, were approximately $4.7 million for three months ended March 31, 2001, as compared to $3.1 million for the same period of 2000. The Triage Cardiac System's net sales growth was primarily due to growth in our customer base, the increase in average utilization of the product by our customers, and to a lesser extent due to an increase in the average net sales price.

    Net sales of our qualitative platform products, consisting of the Triage Drugs of Abuse Panel and Triage Microbiology Panels, were approximately $9.5 million for three months ended March 31, 2001, as compared to $9.1 million for the same period of 2000. The growth in our qualitative platform products for the first quarter of 2001 as compared to the same period of 2000 was primarily related to sales growth of both the Triage Drugs of Abuse Panel and the Triage Microbiology Panels. Net sales of the Triage Drugs of Abuse Panel for the three months ended March 31, 2001 increased $214,000, as compared to the same period in 2000. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Contract revenues for the three months ended March 31, 2001 were approximately $954,000 as compared to $715,000 for the same period in 2000. Contract revenues recognized during the three months ended March 31, 2001 consisted primarily of research funding, license fees and antibody fees. In June 2000, the Company entered into an alliance with Medarex Inc. Under the terms of the agreement, Biosite will receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. During the first quarter of 2001, we recognized $750,000 of research funding from the alliance with Medarex. Other contract revenues recognized during the first quarter of 2001 included payments received based on milestone achievements under collaborative research and development agreements and antibody fees. Contract revenues recognized during the first quarter of 2000 related primarily to the licensing of technology under collaborative research and development agreements and a $187,000 milestone payment from ARKRAY KDK related to the launch of Triage Cardiac System in their territory. Costs associated with contract revenues are included in research and development expenses.

    Cost of Sales and Gross Profit From Product Sales.  Gross profit from product sales for the three months ended March 31, 2001 was approximately $9.9 million, representing an increase of 18% over the same period of 2000. The overall gross margin on product sales was approximately 69% for the first quarter of 2001, consistent with the gross margin for the same period of 2000. Gross profits increased primarily due to an overall increase in net sales and an increase in the gross margin for the Triage Cardiac System that resulted primarily from greater sales volume and utilization of the manufacturing capacity for that product platform. Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel during the early stages of their commercialization as that product platform's manufacturing costs are spread over lower sales volumes and efficiencies within the manufacturing processes are optimized. We also expect that the overall gross margin may decrease as a result of competitive pricing pressures related to the maturing Triage Drugs of Abuse product line and the changing mix of net sales of products with different gross margins.

    Selling, General and Administrative Expenses (SG&A Expenses).  Our SG&A expenses for the three months ended March 31, 2001 were approximately $5.6 million representing an increase of 28% over the same period of 2000. The increase in SG&A expenses during the first quarter of 2001, as compared to the same period of 2000, was primarily due to an increase in employee expenses as we increased the size our sales force and increases in marketing and clinical education programs associated with our newer products. Our SG&A expenses are expect to increase during the remainder of 2001 as we fill open account executive positions and expand our commercial operations, especially our sales and marketing efforts.

    Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2001 were $3.3 million, representing an increase of 4% from the same period of 2000. The increase in expenses was primarily related to an increase in Biosite Discovery activities. During the first quarter of 2001, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products, and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenue were incurred by our research and development group, primarily Biosite Discovery. We expect our research and development expenses to increase during the remainder of 2001, as compared to 2000 levels. The increased expenditures would primarily relate to clinical studies, product development efforts and Biosite Discovery. The timing of the increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    Interest and Other Income, net.  Interest and other income increased $75,000 for the three months ended March 31, 2001 from the same period in 2000. The increase resulted primarily from the higher average balance of cash and marketable securities during the first quarter of 2001 as compared to the same period in 2000.

    Benefit (Provision) for Income Taxes.  As a result of the pre-tax income and the estimated tax credits to be generated in 2001, we recorded a provision for income taxes of $968,000 for the first three months of 2001. For the same period in 2000, we recorded a provision for income taxes of $702,000. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

    We have financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. At March 31, 2001, the Company had cash, cash equivalents and marketable securities of approximately $44.1 million compared to $36.2 million at December 31, 2000.

    The increase in cash, cash equivalents and marketable securities during the first quarter of 2001 was largely attributable to cash generated from operating activities. The significant source of cash was partially offset by cash expenditures for leasehold improvements and capital equipment.

    Cash generated from operating activities totaled $8.7 million for the first quarter of 2001, compared to $788,000 for same period of 2000. The increase resulted primarily from the reduction of accounts receivable of $5.3 million. Significant uses of cash for the first quarter of 2001 included the purchase of leasehold improvements and capital equipment of approximately $1.6 million.

    The increase in cash, cash equivalents and marketable securities during the first quarter of 2000 was largely attributable to cash generated from operating activities and proceeds from the issuance of common stock under our employee stock plans of $1.8 million. These significant sources of cash were offset by cash expenditures for leasehold improvements and capital equipment of approximately $1.1 million.

    Our primary short-term needs for capital, which are subject to change, are for the support of our commercialization efforts related to new products, expansion of our manufacturing capacity and efficiency for new products, expansion of our Biosite Discovery antibody research capacity, clinical trials and the continued advancement of research and development efforts. We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies. We may enter into additional licensing agreements that may include up-front and annual cash payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

    We are also evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and potentially a new corporate facility to be constructed in San Diego, which would be adequate for our foreseeable future needs. If a new corporate facility were to be constructed to meet future needs, we would not anticipate expanding our operations to the new facility prior to 2003. Expanding into a new facility or leasing additional facility space would be expected to result in an increase in occupancy costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. At March 31, 2001, we had variable-rate debt totaling approximately $825,000. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of our financial instruments that are exposed to changes in interest rates.

    Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH ("LRE") are denominated in German Deutsche Marks (DM) and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of March 31, 2001, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies at March 31, 2001 were not material.

FACTORS THAT MAY AFFECT RESULTS

    This report includes forward-looking statements about our business and results of operations which are subject to risks and uncertainties that could cause our actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000. The factors discussed below should be read in conjunction with the risk factors discussed in our Annual Report on Form 10-K, which are incorporated by reference.

We Have Only a Limited History of Profitability and We May Not Maintain Profitability. In Addition Our Quarterly Results Will Fluctuate.

    We have reported quarterly operating profits since the third quarter of 1999 after incurring quarterly operating losses during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  whether and when new products are successfully developed and introduced by us

  •
  market acceptance of current or new products

  •
  changes in the mix of products sold

  •
  the timing of significant orders

  •
  seasonal customer demand

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

    We believe that our revenue growth and profitability will substantially depend upon our ability to complete development of and successfully introduce these new products as well as continue to achieve a growing level of market acceptance of new products such as the Triage Cardiac System and the Triage BNP System. In addition, the successful development of some of these new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the U.S. Food and Drug Administration, the FDA, or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

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

    Sales of the Triage Drugs of Abuse Panel products accounted for approximately 61% of our product sales in the first quarter of 2001 and 68% of our product sales in 2000. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on our ability to

  •
  successfully commercialize our newer products

  •
  develop and commercialize other products, and

  •
  gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

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

    We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 84% of product sales in both the first quarter of 2001 and the year 2000) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on our sales.

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

    In addition, companies with a significant presence in the diagnostic market, such as:

  •
  Abbott Laboratories

  •
  Dade Behring

  •
  Roche Boehringer Mannheim Corporation

  •
  Bayer Diagnostics, and

  •
  Ortho Clinical Diagnostics, a division of Johnson & Johnson have developed or are developing diagnostic products that do or will compete with our products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than us or may prevent, limit or interfere with our ability to make, use or sell its products either in the United States or in international markets.

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

We Are Dependent on Sole-Source Suppliers For Our Products. A Supply Interruption Would Harm Us.

    Key components and raw materials used in the manufacture of our products are provided by single-source vendors. Any supply interruption in a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified and, as a result, would have a material adverse effect on us. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products. We have under development products that, if developed, may require us to enter into additional supplier arrangements. We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all. Failure to obtain a supplier for the manufacture of our future products, if any, would have a material adverse effect on us.

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

    Our products and activities may be covered by technologies that are the subject of patents issued to, and patent applications filed by, others. We have obtained licenses for some technologies. We are in the process of renegotiating some of our current licenses and may negotiate to obtain other licenses for technologies patented by others. Some of our current licenses are subject to rights of termination and may be terminated. Our licensors may not abide by their contractual obligations and, as a result, may limit the benefits we currently derive from their licenses. We may not be able to renegotiate or obtain licenses for technology patented by others on commercially reasonable terms, or at all. We may not be able to develop alternative approaches if we are unable to obtain licenses and our current and future licenses may not be adequate for the operation of our business. The failure to obtain, maintain or enforce necessary licenses or to identify and implement alternative approaches would prevent us from operating some or all of our business and would have a material adverse effect on us.

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

    The failure by us to raise capital on acceptable terms when needed would cause us to have to scale back our operations, reduce our work force and license to others products we would otherwise seek to develop or commercialize ourselves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

    We have made modifications to the Triage Drugs of Abuse Panel since receipt of initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k) notices describing the modifications, and have received FDA clearance of those 510(k) notices. We made other modifications to the Triage Drugs of Abuse Panel which we believe do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit a new 510(k) notice for any of these modifications, or would not require us to submit a new 510(k) notice for any of these modifications made to the Triage Drugs of Abuse Panel. If the FDA requires the Company to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified Triage Drugs of Abuse Panel until the 510(k) notice is cleared by the FDA.

    We are uncertain of the regulatory path to market that the FDA will ultimately apply to our products currently in development. Although the Triage Drugs of Abuse Panel, Triage C. difficile Panel, Triage Parasite Panel, Triage Cardiac Panel and Triage BNP Test received 510(k) clearance, a PMA was initially required for the Triage BNP Test and may be required for the other products now in development. There can be no assurance that the FDA will not determine that we must adhere to the more costly, lengthy and uncertain PMA approval process for any of our products in development.

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

    None

  (b)
  Reports on Form 8-K.

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2001	BIOSITE DIAGNOSTICS INCORPORATED
	By:	/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

BIOSITE DIAGNOSTICS INCORPORATED FORM 10-Q INDEX
BIOSITE DIAGNOSTICS INCORPORATED Condensed Balance Sheets (in thousands except par value)
BIOSITE DIAGNOSTICS INCORPORATED Condensed Statements of Income (Unaudited) (in thousands, except per share amounts)
BIOSITE DIAGNOSTICS INCORPORATED Condensed Statements of Cash Flows (Unaudited) (in thousands)
BIOSITE DIAGNOSTICS INCORPORATED Notes to Condensed Financial Statements (Unaudited)