Form 10-Q
period 2001-06-30
BIOSITE DIAGNOSTICS INC
filed 2001-08-13
CIK 834306

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-21873

BIOSITE INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0288606 (I.R.S. Employer Identification No.)
11030 Roselle Street San Diego, California, (Address of principal executive offices)	92121 (Zip Code)

(858) 455-4808
(Registrant's Telephone Number, including Area Code)

Biosite Diagnostics Incorporated
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at July 31, 2001 was 14,535,682.

BIOSITE INCORPORATED
FORM 10-Q
INDEX

    Biosite®, Triage®, ExpressTest® and Immediate Response Diagnostics® are registered trademarks of Biosite Incorporated. Omniclonal™, Trans-Phage TechnologySM and the Company's logo are trademarks or service marks of Biosite Incorporated.

Part I. Financial Information

Item 1. Financial Statements

BIOSITE INCORPORATED

Condensed Balance Sheets
(in thousands except par value)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$8,862	$1,800
Marketable securities, available-for-sale	43,242	34,400
Accounts receivable, net	6,617	11,794
Inventories, net	7,354	6,445
Other current assets	3,772	5,648

Total current assets	69,847	60,087
Property, equipment and leasehold improvements, net	13,068	10,681
Patents and license rights, net	8,175	8,614
Other assets	5,353	3,632

	$96,443	$83,014

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,113	$1,293
Accrued salaries and other	3,277	3,103
Current portion of long-term obligations	2,004	2,024

Total current liabilities	7,394	6,420
Long-term obligations	3,125	3,708
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at June 30, 2001 and December 31, 2000	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,526 and 14,127 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	145	141
Additional paid-in capital	74,417	65,085
Unrealized net gain (loss) on marketable securities, net of related tax effect	173	(83)
Retained earnings	11,189	7,743

Total stockholders' equity	85,924	72,886

	$96,443	$83,014

Note:  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED
Condensed Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues:
Product sales	$15,339	$13,134	$29,536	$25,332
Contract revenue	877	310	1,831	1,025

Total revenues	16,216	13,444	31,367	26,357
Operating expenses:
Cost of product sales	4,347	3,553	8,687	7,390
Selling, general and administrative	5,569	4,852	11,174	9,237
Research and development	3,332	3,328	6,616	6,493
Defense of license and patent matters	473	—	473	—

Total operating expenses	13,721	11,733	26,950	23,120
Operating income	2,495	1,711	4,417	3,237
Interest and other income	669	520	1,244	1,019

Income before provision for income taxes	3,164	2,231	5,661	4,256
Provision for income taxes	(1,247)	(875)	(2,215)	(1,577)

Net income	$1,917	$1,356	$3,446	$2,679

Net income per share:
— Basic	$0.13	$0.10	$0.24	$0.20

— Diluted	$0.12	$0.09	$0.22	$0.18

Shares used in calculating per share amounts:
— Basic	14,373	13,681	14,263	13,459

— Diluted	15,751	15,019	15,545	14,932

See accompanying notes.

BIOSITE INCORPORATED
Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net cash provided by operating activities	$15,099	$2,021
INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	21,780	5,877
Purchase of marketable securities	(30,194)	(6,188)
Purchase of property, equipment and leasehold improvements	(3,909)	(1,516)
Patents, license rights, deposits and other assets	(1)	(379)

Net cash used in investing activities	(12,324)	(2,206)
FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	459	1,411
Principal payments under financing obligations	(1,063)	(1,008)
Proceeds from issuance of common stock, net	4,891	3,253

Net cash provided by financing activities	4,287	3,656

Increase in cash and cash equivalents	7,062	3,471
Cash and cash equivalents at beginning of period	1,800	4,594

Cash and cash equivalents at end of period	$8,862	$8,065

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$225	$248

Income taxes refund (paid)	$1,637	$(903)

    See accompanying notes.

BIOSITE INCORPORATED
Notes to Condensed Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. We have experienced significant quarterly fluctuations in our operating results and we expect that these fluctuations in sales, expenses and operating results may continue.

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

    Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Weighted average common shares outstanding — Shares used in calculating per share amounts — Basic	14,373	13,681	14,263	13,459
Net effect of dilutive common share equivalents using the treasury stock method	1,378	1,338	1,282	1,473

Shares used in calculating per share amounts — Diluted	15,751	15,019	15,545	14,932

3.  BALANCE SHEET INFORMATION

    Net inventories consist of the following:

	June 30, 2001	December 31, 2000
	(in thousands)
Raw materials	$2,155	$2,207
Work-in-process	3,329	3,287
Finished goods	1,870	951

	$7,354	$6,445

4.  COMPREHENSIVE INCOME

    Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net income	$1,917	$1,356	$3,446	$2,679
Change in unrealized net gain (loss) on marketable securities, net of tax	(40)	(24)	256	(64)

Comprehensive income	$1,877	$1,332	$3,702	$2,615

5.  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations("FAS 141") and No. 142, Goodwill and Other Intangibles Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective October 1, 2002 but may early adopt in the first quarter of 2002. We believe that the adoption of this standard will not have a material impact on the Company's financial statements.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on others, the impact of competitive products, the enforcement, defense and resolution of license and patent matters, changing market conditions and the other risks detailed under "Factors that May Affect Results" and throughout our Annual Report on Form 10-K for the year ended December 31, 2000. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q and our Form 10-K, respectively. We disclaim any intent or obligation to update these forward-looking statements.

Overview

    We were established in 1988. We are a research-based diagnostics company dedicated to the discovery and development of novel protein-based tests that improve a physician's ability to diagnose debilitating and life-threatening diseases and conditions. We combine integrated discovery and diagnostics businesses to access proteomics research, identify proteins with high diagnostic utility, develop and commercialize products and educate the medical community on new diagnostic approaches that improve health care outcomes.

    Our diagnostics business is a leading provider of rapid tests that aid in the diagnosis of a variety of critical diseases and conditions. These tests are sold worldwide primarily for use in emergency departments, although we believe that in the future certain tests may have applications in other clinical sites. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon our proprietary technologies in the areas of antibody development, signaling chemistry and micro-capillary fluidics. Our testing formats are designed to measure single analyte targets or multiple analytes simultaneously. They also allow for the analysis of various sample sources, including urine, serum, plasma, whole-blood and stool. Among the products expected to contribute most significantly to product sales in the future are the Triage® Drugs of Abuse Panel, the Triage® Cardiac Panel and the Triage® BNP Test.

    The principal market for our products is comprised of hospitals, which number approximately 5,000 in the United States. We aim to place our products in emergency departments and other point-of-care locations, as well as in laboratories. In marketing our products we utilize a direct sales team that includes general account executives and cardiovascular account executives, who have extensive experience selling cardiovascular devices or drugs. The Fisher HealthCare division of the Fisher Scientific Company, Fisher, distributes our products in U.S. hospitals and supports our direct sales force. In international markets we utilize a network of country-specific and regional distributors.

    In March 1999, we launched Biosite Discovery, a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known disease markers and potential markers accessed from pharmaceutical and biotechnology companies in order to determine their diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology companies with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed collaborative agreements with companies in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

    Our product sales to date have primarily been attributed to sales of the Triage Drugs of Abuse Panel product line. The Triage Drugs of Abuse Panel products are marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher, which accounted for 85% of our product sales in the first half of 2001 and 84% in the full year 2000, and internationally by country-specific and regional distributors. Since its launch in 1992, the Triage Drugs of Abuse Panel product line has experienced continued annual revenue growth. We believe, however, that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    We have reported quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts.

    We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  whether and when new products are successfully developed and introduced by us

  •
  market acceptance of current or new products

  •
  changes in the mix of products sold

  •
  the timing and variability of significant orders

  •
  seasonal customer demand

  •
  research and development efforts, including clinical trials and new product scale-up activities

  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues

  •
  enforcement, defense and resolution of license and patent matters

  •
  competitive pressures on average selling prices

  •
  manufacturing delays or inefficiencies

  •
  changes in reimbursement policies

  •
  regulatory uncertainties or delays

  •
  product recalls

  •
  shipment problems, and

  •
  costs and timing associated with business development activities, including potential licensing of technologies.

    Operating results would also be adversely affected by a downturn in the market for our products. Because we continue to increase our operating expenses to support our expanded sales and marketing activities, manufacturing operations, Biosite Discovery and new product development, our operating results would be adversely affected if our sales and gross profits did not correspondingly increase or if our Biosite Discovery or product development efforts are unsuccessful or subject to delays. Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not sustain revenue growth or sustain profitability on a quarterly or annual basis, and our growth or operating results may not be consistent with predictions made by securities analysts.

Recent Developments

    On May 10, 2001, we received notice from XOMA Ltd. and its affiliates, XOMA, alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief, that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite which are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court. The complaint alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, and a trebling of damages under the patent laws and punitive damages. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business.

Results of Operations

    Product Sales.  Product sales for the three and six months ended June 30, 2001 were $15.3 million and $29.5 million, respectively, representing increases of 17%, compared to $13.1 million and $25.3 million, respectively, for the same periods of 2000. The increase in product sales was primarily attributable to the growth in net sales of our Triage Cardiac Panel and Triage BNP Test. Net sales of our quantitative platform products, consisting of the Triage Cardiac Panel, Triage BNP Test and Triage Meter, were approximately $5.1 million and $9.8 million, respectively, for the three and six months ended June 30, 2001, as compared to $3.8 million and $6.9 million, respectively, for the same periods of 2000. The Triage Cardiac System's net sales growth for the three and six months ended June 30, 2001, as compared to the same periods of 2000, was primarily due to growth in our customer base, an increase in utilization of the product by our customers and to a lesser extent due to changes in the average net sales price. The Triage BNP Test was launched in the U.S. in December 2000.

    Net sales of our qualitative platform products, consisting of the Triage Drugs of Abuse Panel and Triage® Micro Panels, were approximately $10.3 million and $19.8 million, respectively, for the three and six months ended June 30, 2001, as compared to $9.4 million and $18.4 million, respectively, for the same periods of 2000. The growth in our qualitative platform products for the three and six months ended June 30, 2001 as compared to the same periods of 2000 was primarily related to an increase in the average net sales price of the Triage Drugs of Abuse Panel and sales volume growth of the Triage Micro Panels. Net sales of the Triage Drugs of Abuse Panel for the three and six months ended June 30, 2001 increased $646,000 and $859,000, respectively, as compared to the same periods in 2000. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Contract revenues for the three and six months ended June 30, 2001 were approximately $877,000 and $1.8 million, respectively, as compared to $310,000 and $1.0 million, respectively, for the same periods of 2000. Contract revenues recognized during the three and six months ended June 30, 2001 consisted primarily of research funding and antibody fees. In June 2000, the Company entered into an alliance with Medarex Inc. Under the terms of the agreement, Biosite receives research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. For the three and six months ended June 30, 2001, we recognized $750,000 and $1.5 million, respectively, of research funding from the alliance with Medarex. Contract revenues recognized during the second quarter of 2000 consisted primarily of $250,000 of research funding from Medarex, while contract revenues recognized during the first half of 2000 consisted primarily of license fees and a milestone payment related to the launch of the Triage Cardiac System in a certain international territory. Costs associated with contract revenues are included in research and development expenses.

    Cost of Sales and Gross Profit From Product Sales.  Gross profit for the three and six months ended June 30, 2001 were $11.0 million and $20.8 million, respectively, representing increases of 15% and 16%, respectively, compared to $9.6 million and $17.9 million, respectively, for the same periods of 2000. Gross profits increased primarily due to an overall increase in net sales. The overall gross margin for the first half of 2001 was consistent with the first half of 2000 at 71%. The overall gross margin decreased to 72% for the second quarter from 73% for the same period in 2000. The decrease in the overall gross margin for the second quarter of 2001 compared with the same period of 2000 was primarily due to a greater proportion of our product sales representing our newer quantitative platform products that currently have lower margins than our Triage Drugs of Abuse Panel. Sales of our quantitative platform products represented 33% of our product sales for the three and six months ended June 30, 2001, compared to 29% and 27%, respectively, for the same periods in 2000. Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel during the early stages of their commercialization as that product platform's manufacturing costs are spread over lower sales volumes and efficiencies within the manufacturing processes are optimized. We also expect that the overall gross margin may decrease as a result of competitive pricing pressures related to the maturing Triage Drugs of Abuse product line and the changing mix of net sales of products with different gross margins.

    Selling, General and Administrative Expenses (SG&A expenses).  SG&A expenses for the three and six months ended June 30, 2001 were $5.6 million and $11.2 million, respectively, representing increases of 15% and 21%, respectively, compared to $4.9 million and $9.2 million, respectively, for the same periods of 2000. The increase in SG&A expenses during the second quarter of 2001, as compared to the same period of 2000, was primarily due to increases in marketing and clinical education programs associated with our newer products and an increase in employee expenses as we increased the size of our sales force.

    Research and Development Expenses.  Research and development expenses for the three and six months ended June 30, 2001 were $3.3 million and $6.6 million, respectively, compared to $3.3 million and $6.5 million, respectively, for the same periods of 2000. During the second quarter and first half of 2001, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products, and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenue were incurred by our research and development group, primarily Biosite Discovery. We expect our research and development expenses to increase during the remainder of 2001, as compared to 2000 levels. The increased expenditures would primarily relate to Biosite Discovery, clinical studies, product development efforts, and new product scale-up activities associated with Triage TOX. The timing of the increased expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    Defense of license and patent matters.  Legal expenses associated with the XOMA dispute totaled approximately $473,000 during the three months ended June 30, 2001. No legal defense costs associated with the XOMA dispute were incurred prior to May 2001. We intend to vigorously defend ourselves in this matter and expect that the total legal defense costs associated with executing our defense may continue to be significant in 2001.

    Interest and Other Income, net.  Interest and other income for the three and six months ended June 30, 2001 increased $149,000 and $225,000, respectively, from the same periods of 2000. The increases resulted primarily from the higher average balance of cash and marketable securities during the second quarter and first half of 2001 as compared to the same periods of 2000.

    Benefit (Provision) for Income Taxes.  As a result of the pre-tax income and the estimated tax credits to be generated in 2001, we recorded a provision for income taxes of $2.2 million for the first six months of 2001. For the same period in 2000, we recorded a provision for income taxes of $1.6 million. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

    We have financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. As of June 30, 2001, we had cash, cash equivalents and marketable securities of approximately $52.1 million compared to $36.2 million at December 31, 2000.

    The increase in cash, cash equivalents and marketable securities during the first half of 2001 was largely attributable to cash generated from operating activities. This significant source of cash was partially offset by cash expenditures for leasehold improvements and capital equipment.

    Cash generated from operating activities totaled $15.1 million for the first half of 2001, compared to $2.0 million for same period of 2000. The cash generated from operating activities resulted primarily from the reduction of accounts receivable of $5.2 million, tax benefit of disqualifying dispositions of $4.4 million and a refund of income taxes paid of $1.6 million. Other significant sources of cash included proceeds from the issuance of common stock under employee stock plans totaling $4.9 million. Significant uses of cash for the first half of 2001 included the purchase of leasehold improvements and capital equipment of approximately $3.9 million.

    The increase in cash, cash equivalents and marketable securities during the first half of 2000 is largely attributable to cash generated from operating activities of $2.0 million, the receipt of $1.4 million in proceeds from equipment financing, and the receipt of $3.3 million in proceeds from the issuance of common stock under our employee stock plans. Significant uses of cash for the first half of 2000 included the purchase of leasehold improvements and capital equipment of approximately $1.5 million and principal payments under equipment financing obligations of $1.0 million.

    Our primary short-term needs for capital, which are subject to change, are for the support of our commercialization efforts related to new products, expansion of our manufacturing capacity and efficiency for new products, expansion of our Biosite Discovery antibody research capacity, defense of license and patent matters, clinical trials and the continued advancement of research and development efforts. We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies. We may enter into additional licensing agreements that may include up-front and annual cash payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

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

    We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

  •
  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

  •
  the costs and timing of further expansion of sales, marketing and manufacturing activities, expansion of our Biosite Discovery capacity and facilities expansion needs

  •
  the enforcement, defense and resolution of license and patent matters

  •
  the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products

  •
  changes in third-party reimbursement policies, and

  •
  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

    Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. As of June 30, 2001, we had variable-rate debt totaling approximately $675,000. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of our financial instruments that are exposed to changes in interest rates.

    Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH ("LRE") are denominated in German Deutsche Marks (DM) and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of June 30, 2001, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies as of June 30, 2001 were not material.

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

We Have Only a Limited History of Profitability and We May Not Maintain Profitability. In Addition Our Quarterly Results Will Fluctuate.

    We have reported quarterly operating profits since the third quarter of 1999 after incurring quarterly operating losses during the prior seven quarters. We may not be able to maintain operating profitability on a quarterly or annual basis in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  whether and when new products are successfully developed and introduced by us

  •
  market acceptance of current or new products

  •
  changes in the mix of products sold

  •
  the timing and variability of significant orders

  •
  seasonal customer demand

  •
  research and development efforts, including clinical trials and new product scale-up activities

  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues

  •
  enforcement, defense and resolution of license and patent matters

  •
  competitive pressures on average selling prices

  •
  manufacturing delays or inefficiencies

  •
  changes in reimbursement policies

  •
  regulatory uncertainties or delays

  •
  product recalls

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

    We believe that our revenue growth and profitability will substantially depend upon our ability to complete development of and successfully introduce these new products as well as continue to achieve a growing level of market acceptance of new products such as the Triage Cardiac Panel and the Triage BNP Test. In addition, the successful development of some of these new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the U.S. Food and Drug Administration, the FDA, or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

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

    Sales of the Triage Drugs of Abuse Panel products accounted for approximately 60% of our product sales in the first half of 2001 and 67% of our product sales for the year 2000. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on our ability to

  •
  successfully commercialize our newer products

  •
  develop and commercialize other products, and

  •
  gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

    We may not be able to successfully commercialize new products, including the Triage Cardiac Panel and Triage BNP Test, and we may not be able to maintain or expand our share of the drug-testing market. Technological change or the development of new or improved diagnostic technologies could result in our products becoming obsolete or noncompetitive.

We Are Dependent on Key Distributors and Have Limited Direct Sales Experience. If Our Distributors Terminate Their Relationship With Us or Fail to Adequately Perform, Our Product Sales Will Suffer.

    We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 85% of product sales in the first half of 2001 and 84% for the year 2000) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on our sales.

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

    On May 10, 2001, we received notice from XOMA Ltd. and its affiliates, XOMA, alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief, that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite which are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court. The complaint alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, and a trebling of damages under the patent laws and punitive damages. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business.

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

    Our commercial success depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of several third-party patents that may relate to our technology. We may infringe these patents, or other patents or proprietary rights of third parties. In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes. We or our collaborative partners may not prevail in any such action and any license (including licenses proposed by third parties) required under any such patent may not be made available on commercially acceptable terms, or at all. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Litigation, including the litigation with XOMA, concerning patent and other intellectual property rights could consume a substantial portion of our managerial and financial resources, which would have a material adverse effect on us.

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

    Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

  •
  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

  •
  the costs and timing of further expansion of sales, marketing and manufacturing activities, expansion of our Biosite Discovery capacity and facilities expansion needs

  •
  the enforcement, defense and resolution of license and patent matters

  •
  the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products

  •
  changes in third-party reimbursement policies, and

  •
  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

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

    Before a new device can be introduced in the market, the manufacturer must generally obtain FDA clearance through clearance of a 510(k) notification or approval of a pre-market approval, PMA, application. A PMA application must be filed if a proposed device is a new device not substantially equivalent to a legally-marketed Class I or Class II device or if it is a pre-amendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

    A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-amendment Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. It generally takes from three to twelve months from submission to obtain 510(k) pre-market clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

    We have made modifications to the Triage Drugs of Abuse Panel since receipt of initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k) notices describing the modifications and have received FDA clearance of those 510(k) notices. We made other modifications to the Triage Drugs of Abuse Panel which we believe do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit a new 510(k) notice for any of these modifications, or would not require us to submit a new 510(k) notice for any of these modifications made to the Triage Drugs of Abuse Panel. If the FDA requires the Company to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified Triage Drugs of Abuse Panel until the 510(k) notice is cleared by the FDA.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On May 10, 2001, we received notice from XOMA Ltd. and its affiliates, XOMA, alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief, that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite which are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court. The complaint alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, and a trebling of damages under the patent laws and punitive damages. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business.

Item 4. Submission of Matters to a Vote of Security Holders

    On June 14, 2001, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of April 20, 2001, the record date, 14,194,697 shares were entitled to vote at the Annual Meeting. Of these 14,194,697 shares, 760,608 were not voted.

1.
The following Class I Directors were elected:

a.
Lonnie M. Smith. 13,061,347 shares voted in favor of the nominee, 372,742 shares withheld their vote;

b.
Timothy J. Wollaeger. 13,061,347 shares voted in favor of the nominee, 372,742 shares withheld their vote;

c.
The following directors continue in office for their existing terms:

      Kim D. Blickenstaff
      Gunars E. Valkirs
      Howard E. Greene, Jr.
      Anthony DeMaria

2.
A proposal to amend and restate the 1996 Stock Incentive Plan of Biosite Diagnostics Incorporated, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 1,000,000 shares. 5,669,554 shares were voted in favor of the proposal, 4,022,504 shares were voted against the proposal, 21,092 shares abstained and 4,481,547 shares were not voted (includes broker non-votes);

3.
A proposal to amend and restate the Employee Stock Purchase Plan of Biosite Diagnostics Incorporated, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 200,000 shares. 9,465,615 shares were voted in favor of the proposal, 233,347 shares were voted against the proposal, 14,188 shares abstained and 4,481,547 shares were not voted (includes broker non-votes);

4.
A proposal to amend the Company's Restated Certificate of Incorporation to change the name from "Biosite Diagnostics Incorporated" to "Biosite Incorporated." 13,408,835 shares were voted in favor of the proposal, 17,176 shares were voted against the proposal, 8,078 shares abstained and 760,608 shares were not voted (includes broker non-votes);

5.
The selection of Ernst & Young LLP as the Company's independent auditor was ratified. 13,404,596 shares were voted in favor of the proposal, 22,715 shares were voted against the proposal, 6,778 shares abstained and 760,608 shares were not voted (includes broker non-votes);

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3(i	)	Restated Certificate of Incorporation of the Company, as amended.
10.1*
Amendment No. 1 to Rights Agreement dated as of December 9, 1999, between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.
10.2**
Amendment No. 2 to Rights Agreement dated as of July 18, 2001, between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) and American Stock Transfer and Trust as successor Rights Agent.

*
Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A (File No. 000-21873) filed on July 18, 2001.

**
Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A (File No. 000-21873) filed on July 18, 2001.

(b)
Reports on Form 8-K

  On July 18, 2001, we filed a report on Form 8-K to disclose Amendment No. 2 to Rights Agreement dated as of July 18, 2001, between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) and American Stock Transfer and Trust as successor Rights Agent as approved by the Board of Directors on June 14, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001

BIOSITE DIAGNOSTICS INCORPORATED
By:	/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

BIOSITE INCORPORATED FORM 10-Q INDEX
Part I. Financial Information
BIOSITE INCORPORATED Condensed Balance Sheets (in thousands except par value)
BIOSITE INCORPORATED Condensed Statements of Income (Unaudited) (in thousands, except per share amounts)
BIOSITE INCORPORATED Condensed Statements of Cash Flows (Unaudited) (in thousands)
BIOSITE INCORPORATED Notes to Condensed Financial Statements (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES