Form 10-Q
period 2001-09-30
BIOSITE DIAGNOSTICS INC
filed 2001-11-13
CIK 834306

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
San Diego, California, 92121
(Address of principal executive offices)

Registrant's telephone number, including area code: (858) 455-4808

Biosite Diagnostics Incorporated
(former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at October 31, 2001 was 14,579,365.

BIOSITE INCORPORATED
FORM 10-Q

Biosite®, Triage®, ExpressTest® and Immediate Response Diagnostics® are registered trademarks of Biosite Incorporated. Omniclonal™, Trans-Phage TechnologySM and the Company's logo are trademarks or service marks of Biosite Incorporated.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

BIOSITE INCORPORATED

Condensed Balance Sheets (Unaudited)
(in thousands except par value)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$6,750	$1,800
Marketable securities, available-for-sale	45,297	34,400
Accounts receivable, net	8,114	11,794
Inventories, net	7,891	6,445
Other current assets	3,876	5,648

Total current assets	71,928	60,087
Property, equipment and leasehold improvements, net	13,316	10,681
Patents and license rights, net	9,368	8,614
Other assets	5,234	3,632

	$99,846	$83,014

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,910	$1,293
Accrued salaries and other	3,516	3,103
Current portion of long-term obligations	2,079	2,024

Total current liabilities	7,505	6,420
Long-term obligations	3,619	3,708
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at September 30, 2001 and December 31, 2000	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,546 and 14,127 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	145	141
Additional paid-in capital	74,746	65,085
Unrealized net gain (loss) on marketable securities, net of related tax effect	512	(83)
Retained earnings	13,319	7,743

Total stockholders' equity	88,722	72,886

	$99,846	$83,014

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Product sales	$15,941	$13,330	$45,477	$38,662
Contract revenue	1,066	1,052	2,897	2,077

Total revenues	17,007	14,382	48,374	40,739
Operating expenses:
Cost of product sales	4,144	3,936	12,831	11,326
Selling, general and administrative	5,333	4,057	16,507	13,294
Research and development	3,573	3,656	10,189	10,149
License and patent disputes	1,185	0	1,658	0

Total operating expenses	14,235	11,649	41,185	34,769

Operating income	2,772	2,733	7,189	5,970
Interest and other income	677	589	1,921	1,608

Income before provision for income taxes	3,449	3,322	9,110	7,578
Provision for income taxes	(1,319)	(1,300)	(3,534)	(2,877)

Net income	$2,130	$2,022	$5,576	$4,701

Net income per share:
—Basic	$0.15	$0.15	$0.39	$0.35

—Diluted	$0.14	$0.13	$0.36	$0.31

Shares used in calculating per share amounts:
—Basic	14,538	13,923	14,355	13,614

—Diluted	15,463	15,620	15,525	15,197

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2000
OPERATING ACTIVITIES
Net cash provided by operating activities	$17,309	$5,972
INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	37,956	19,388
Purchase of marketable securities	(47,861)	(25,669)
Purchase of property, equipment and leasehold improvements	(5,035)	(2,768)
Patents, license rights, deposits and other assets	(2,471)	(1,435)

Net cash used in investing activities	(17,411)	(10,484)
FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	1,541	1,841
Principal payments under financing obligations	(1,575)	(1,556)
Proceeds from issuance of common stock, net	5,086	4,499

Net cash provided by financing activities	5,052	4,784

Increase in cash and cash equivalents	4,950	272
Cash and cash equivalents at beginning of period	1,800	4,594

Cash and cash equivalents at end of period	$6,750	$4,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$323	$370

Income taxes refund (paid)	$1,637	$(1,253)

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

    Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Weighted average common shares outstanding—Shares used in calculating per share amounts—Basic	14,538	13,923	14,355	13,614
Net effect of dilutive common share equivalents using the treasury stock method	925	1,697	1,170	1,583

Shares used in calculating per share amounts—Diluted	15,463	15,620	15,525	15,197

3.
BALANCE SHEET INFORMATION

    Net inventories consist of the following:

	September 30, 2001	December 31, 2000
	(in thousands)
Raw materials	$2,119	$2,207
Work-in-process	3,863	3,287
Finished goods	1,909	951

	$7,891	$6,445

4.
COMPREHENSIVE INCOME

    Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net income	$2,130	$2,022	$5,576	$4,701
Change in unrealized net gain (loss) on marketable securities, net of tax	339	38	595	(27)

Comprehensive income	$2,469	$2,060	$6,171	$4,674

5.
RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, FAS 141 and No. 142, Goodwill and Other Intangibles Assets, FAS 142. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective October 1, 2002 but may early adopt in the first quarter of 2002. We believe that the adoption of this standard will not have a material impact on the Company's financial statements.

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

    Our diagnostics business is a leading provider of rapid tests that aid in the diagnosis of a variety of critical diseases and conditions. These tests are sold worldwide primarily for use in hospitals. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon our proprietary technologies in the areas of antibody development, signaling chemistry and micro-capillary fluidics. Our testing formats are designed to measure single analyte targets or multiple analytes simultaneously. They also allow for the analysis of various sample sources, including urine, serum, plasma, whole-blood and stool. Among the products expected to contribute most significantly to product sales in the future are the Triage® Drugs of Abuse Panel, the Triage Cardiac Panel and the Triage BNP Test.

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

    In March 1999, we launched Biosite Discovery, a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known disease markers and potential markers accessed from pharmaceutical and biotechnology companies in order to determine their diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it is then assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology companies with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed collaborative agreements with companies in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

    Our product sales to date have primarily resulted from sales of the Triage Drugs of Abuse Panel product line. The Triage Drugs of Abuse Panel products are marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher, which accounted for 85% of our product sales in the first nine months of 2001 and 84% in the full year 2000, and internationally by country- specific and regional distributors. Since its launch in 1992, the Triage Drugs of Abuse Panel product line has experienced continued annual revenue growth. We believe, however, that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    We have reported quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters. Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts.

    We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  market acceptance of current or new products

  •
  whether and when new products are successfully developed and introduced by us

  •
  changes in the mix of products sold

  •
  the timing and variability of significant orders

  •
  seasonal customer demand

  •
  research and development efforts, including clinical trials and new product scale-up activities

  •
  enforcement, defense and resolution of license and patent disputes

  •
  ability to execute, enforce and maintain license and collaborative agreements necessary to earn contract revenues

  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues

  •
  competitive pressures on average selling prices

  •
  manufacturing delays or inefficiencies

  •
  changes in reimbursement policies

  •
  regulatory uncertainties or delays

  •
  product recalls

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

Recent Developments

    On May 10, 2001, we received notice from XOMA Ltd. and its affiliates ("XOMA"), alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite which are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court (the "XOMA action").In September, 2001, the Court denied Biosite's request for a preliminary injunction, dismissed XOMA's action in part with leave to amend, and dismissed Biosite's action without prejudice to Biosite's right to plead its claims in defense and counterclaims in the XOMA action. XOMA's complaint, which has now been amended, alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages. On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference. Biosite intends to contest XOMA's claims vigorously. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners with a resulting reduction of our contract revenues.

Results of Operations

    Product Sales.  Product sales for the three and nine months ended September 30, 2001 were $15.9 million and $45.5 million, respectively, representing increases of 20% and 18%, compared to $13.3 million and $38.7 million, respectively, for the same periods of 2000. The increase in product sales was primarily attributable to the growth in net sales of our Triage Cardiac Panel and Triage BNP Test. Net sales of our quantitative platform products, consisting of the Triage Cardiac Panel, Triage BNP Test and Triage Meter, were approximately $5.1 million and $14.9 million, respectively, for the three and nine months ended September 30, 2001, as compared to $3.2 million and $10.1 million, respectively, for the same periods of 2000. The Triage Cardiac System's net sales growth for the three and nine months ended September 30, 2001, as compared to the same periods of 2000, was primarily due to growth in our customer base and to a lesser extent due to changes in the average net sales price. The Triage BNP Test was launched in the U.S. in December 2000.

    Net sales of our qualitative platform products, consisting of the Triage Drugs of Abuse Panel and Triage Micro Panels, were approximately $10.8 million and $30.6 million, respectively, for the three and nine months ended September 30, 2001, as compared to $10.1 million and $28.5 million, respectively, for the same periods of 2000. The growth in our qualitative platform products for the three and nine months ended September 30, 2001 as compared to the same periods of 2000 was primarily related to an increase in the average net sales price of the Triage Drugs of Abuse Panel and sales volume growth of the Triage Micro Panels. Net sales of the Triage Drugs of Abuse Panel for the three and nine months ended September 30, 2001 increased $284,000 and $1.1 million respectively, as compared to the same periods in 2000. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

    Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Contract revenues for the three and nine months ended September 30, 2001 were approximately $1.1 million and $2.9 million, respectively, as compared to $1.1 million and $2.1 million, respectively, for the same periods of 2000. Contract revenues recognized during the three and nine months ended September 30, 2001 consisted primarily of research funding and antibody fees. In June 2000, the Company entered into an alliance with Medarex Inc. Under the terms of the agreement, Biosite receives research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. For the three and nine months ended September 30, 2001, we recognized $750,000 and $2.3 million, respectively, of research funding from the alliance with Medarex. Contract revenues recognized during the third quarter of 2000 consisted primarily of $750,000 of research funding from Medarex, while contract revenues recognized during the first nine months of 2000 consisted primarily of license fees, research funding from Medarex and a milestone payment related to the launch of the Triage Cardiac System in a certain international territory. Costs associated with contract revenues are included in research and development expenses. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners with a resulting reduction of our contract revenues.

    Cost of Sales and Gross Profit From Product Sales.  Gross profit from product sales for the three and nine months ended September 30, 2001 were $11.8 million and $32.6 million, respectively, representing increases of 26% and 19%, respectively, compared to $9.4 million and $27.3 million, respectively, for the same periods of 2000. Gross profits increased primarily due to an overall increase in net sales. The overall gross margin for the third quarter of 2001 was 74%, compared to 70% for the same period of 2000. The overall gross margin for the first nine months of 2001 was 72%, compared to 71% for the first nine months of 2000. The increase in the overall gross margin for the third quarter of 2001 compared with the same period of 2000 was primarily due to an increase in the average net sales price of our products and to the temporary utilization of two production shifts for our quantitative platform products in order to meet increased manufacturing demands resulting from the planned installation of significant automated production equipment, which requires higher than normal down days for installation and validation, and anticipated increased customer demand for the products. Using two production shifts spreads our fixed manufacturing overhead costs over a greater volume of product manufactured. Sales of our quantitative platform products represented 32% and 33%, respectively, of our product sales for the three and nine months ended September 30, 2001, compared to 24% and 26%, respectively, for the same periods in 2000. Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel during the early stages of their commercialization as that product platform's manufacturing costs are spread over lower sales volumes and efficiencies within the manufacturing processes are optimized. We also believe that the overall gross margin may decrease as a result of competitive pricing pressures related to the maturing Triage Drugs of Abuse product line, the elimination of the second shift, and the changing mix of net sales of products with different gross margins.

    Selling, General and Administrative Expenses (SG&A expenses).  SG&A expenses for the three and nine months ended September 30, 2001 were $5.3 million and $16.5 million, respectively, representing increases of 32% and 24% respectively, compared to $4.1 million and $13.3 million, respectively, for the same periods of 2000. The increase in SG&A expenses during the third quarter and first nine months of 2001, as compared to the same period of 2000, was primarily due to increases in employee expenses as we increased the size of our sales force and added clinical and implementation specialists and to increases in marketing and clinical education programs associated with our newer products.

    Research and Development Expenses.  Research and development expenses for the three and nine months ended September 30, 2001 were $3.6 million and $10.2 million, respectively, compared to

$3.7 million and $10.1 million, respectively, for the same periods of 2000. During the third quarter and first nine months of 2001, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products, and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery. We expect that our research and development expenses for the fourth quarter of 2001 to be comparable with the third quarter of 2001. The expenditures will relate primarily to product development efforts, clinical studies, Biosite Discovery, and new product scale-up activities associated with the Triage TOX Drug Screen, which is currently under FDA review. The timing of the expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

    License and patent disputes.  Expenses associated with license and patent disputes incurred during the three and nine months ended September 30, 2001 totaled $1.2 million and $1.7 million, respectively. The expenses consisted primarily of legal costs related to our litigation with XOMA, Inc. No expenses associated with the XOMA litigation were incurred prior to May 2001. We intend to vigorously defend ourselves in these disputes and expect that the total costs associated with executing our defense in the XOMA litigation may continue to be significant in 2001 and 2002.

    Interest and Other Income, net.  Interest and other income for the three and nine months ended September 30, 2001 increased $88,000 and $313,000, respectively, from the same periods of 2000. The increases resulted primarily from the higher average balance of cash and marketable securities during the third quarter and first nine of 2001 as compared to the same periods of 2000.

    Benefit (Provision) for Income Taxes.  As a result of the pre-tax income and the estimated tax credits to be generated in 2001, we recorded a provision for income taxes of $3.5 million for the first nine months of 2001. For the same period in 2000, we recorded a provision for income taxes of $2.9 million. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

    We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. As of September 30, 2001, we had cash, cash equivalents and marketable securities of approximately $52.0 million compared to $36.2 million as of December 31, 2000.

    The increase in cash, cash equivalents and marketable securities during the nine months of 2001 was largely attributable to cash generated from operating activities, which totaled $17.3 million for the first nine months of 2001, compared to $6.0 million for same period of 2000. The cash generated from operating activities resulted primarily from the reduction of accounts receivable of $3.6 million, tax benefit of disqualifying dispositions of $4.5 million and a refund of income taxes paid of $1.6 million. Other significant sources of cash included proceeds from the issuance of common stock under employee stock plans totaling $5.1 million and proceeds from equipment financing arrangements of $1.5 million. Significant uses of cash for the first nine months of 2001 included the purchase of leasehold improvements and capital equipment of $5.0 million, principal payments under equipment financing arrangements of $1.6 million and the purchase of certain license rights to patented technologies of $1.5 million.

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

    Our primary short-term needs for capital, which are subject to change, are for the support of our commercialization efforts related to new products, expansion of our manufacturing capacity and efficiency, new product development, license and patent disputes, clinical trials, development and expansion of our Biosite Discovery antibody research capacity, and the continued advancement of research and development efforts. We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies. We may enter into additional licensing agreements that may include up-front and annual cash payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

    We are also evaluating various alternatives in addressing our future facilities expansion needs. The alternatives being evaluated include negotiations with various parties for the leasing of additional facility space and potentially a new corporate facility to be constructed in San Diego, which would be adequate for our foreseeable future needs. If a new corporate facility were to be constructed to meet future needs, we would not anticipate expanding our operations to the new facility prior to 2003. Expanding into a new facility would be expected to result in reimbursable cash expenditures prior to occupancy for purchase of land and construction and an increase in occupancy costs.

    We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

  •
  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

  •
  the costs and timing of further expansion of sales, marketing and manufacturing activities, expansion of our Biosite Discovery capacity and facilities expansion needs

  •
  the enforcement, defense and resolution of license and patent disputes

  •
  the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues

  •
  the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products

  •
  changes in third-party reimbursement policies, and

  •
  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

    Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. As of September 30, 2001, we had variable-rate debt totaling approximately $522,000. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

    Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH, LRE, are denominated in German Deutsche Marks (DM) and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of September 30, 2001, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies as of September 30, 2001 were not material.

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

We Have Only a Limited History of Profitability and We May Not Maintain Profitability. In Addition Our Quarterly Results Will Fluctuate.

    We have reported quarterly operating profits since the third quarter of 1999 after incurring quarterly operating losses during the prior seven quarters. Our operating results may fluctuate on a quarterly or annual basis in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  market acceptance of current or new products

  •
  whether and when new products are successfully developed and introduced by us

  •
  changes in the mix of products sold

  •
  the timing and variability of significant orders

  •
  seasonal customer demand

  •
  research and development efforts, including clinical trials and new product scale-up activities

  •
  enforcement, defense and resolution of license and patent disputes

  •
  ability to execute, enforce and maintain license and collaborative agreements necessary to earn contract revenues

  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues

  •
  competitive pressures on average selling prices

  •
  manufacturing delays or inefficiencies

  •
  changes in reimbursement policies

  •
  regulatory uncertainties or delays

  •
  product recalls

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

    If we fail to establish and maintain:

  •
  reliable, cost-efficient, high volume manufacturing capacity

  •
  a cost-effective sales force and administrative infrastructure, or

  •
  an effective product distribution system for our products

we may not be able to successfully commercialize our current or new products.

We Are Dependent in the Near Term on Sales of the Triage Drugs of Abuse Panel. A Significant Reduction in Sales of the Triage Drugs of Abuse Panel Would Harm Us.

    Sales of the Triage Drugs of Abuse Panel products accounted for approximately 60% of our product sales in the first nine months of 2001 and 68% of our product sales for the calendar year 2000. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage

Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on our ability to

  •
  successfully commercialize our newer products

  •
  develop and commercialize other products, and

  •
  gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

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

    We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 85% of product sales in the first nine months of 2001 and 84% for the year 2000) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on our sales.

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

Health Care Reform and Restrictions on Reimbursement May Adversely Affect Our Results.

    In the United States, health care providers that purchase our products and other diagnostic products generally rely on third-party payors to reimburse all or part of the cost of the procedure. Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for testing services. In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the drug screening market are generally not subject to reimbursement. Further, some health care providers are moving towards a managed care system in which providers contract to provide comprehensive health care for a fixed cost per patient. We are unable to predict what changes will be made in the reimbursement methods utilized by third-party payors. We could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which our products are used.

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

    Our products and activities may be covered by technologies that are the subject of patents issued to, and patent applications filed by, others. We have obtained licenses for some technologies. We may negotiate to obtain other licenses for technologies patented by others. Some of our current licenses are subject to rights of termination and may be terminated. Our licensors may not abide by their contractual obligations and, as a result, may limit the benefits we currently derive from their licenses. We may not be able to renegotiate or obtain licenses for technology patented by others on commercially reasonable terms, or at all. We may not be able to develop alternative approaches if we are unable to obtain licenses and our current and future licenses may not be adequate for the operation of our business. The failure to obtain, maintain or enforce necessary licenses or to identify and implement alternative approaches would prevent us from operating some or all of our business and would have a material adverse effect on us.

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

    On May 10, 2001, we received notice from XOMA Ltd. and its affiliates ("XOMA"), alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite which are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court (the "XOMA action").In September, 2001, the Court denied Biosite's request for a preliminary injunction, dismissed XOMA's action in part with leave to amend, and dismissed Biosite's action without prejudice to Biosite's right to plead its claims in defense and counterclaims in the XOMA action. XOMA's complaint, which has now been amended, alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages. On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference. Biosite intends to contest XOMA's claims vigorously. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners with a resulting reduction of our contract revenues.

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

    Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

  •
  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

  •
  the costs and timing of further expansion of sales, marketing and manufacturing activities, expansion of our Biosite Discovery capacity and facilities expansion needs

  •
  the enforcement, defense and resolution of license and patent disputes

  •
  the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues

  •
  the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products

  •
  changes in third-party reimbursement policies, and

  •
  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

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

    We have made modifications to our products since receipt of initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k) notices describing the modifications and have received FDA clearance of those 510(k) notices. We made other modifications to the Triage Drugs of Abuse Panel which we believe do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit a new 510(k) notice for any of these modifications, or would not require us to submit a new 510(k) notice for any of these modifications made to the Triage Drugs of Abuse Panel. If the FDA requires the Company to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified Triage Drugs of Abuse Panel until the 510(k) notice is cleared by the FDA.

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

    Our strategy for the research, development, commercialization and distribution of some of our products entails entering into various arrangements with third parties. We are or will be dependent upon the success of these parties in performing their responsibilities. These parties may not perform their obligations as expected and no revenue may be derived from these arrangements. Under our Biosite Discovery collaborations, we rely and are dependent upon other parties to perform their responsibilities. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners that may result in lower contract revenues in the future.

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

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

    On May 10, 2001, we received notice from XOMA Ltd. and its affiliates ("XOMA"), alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite which are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court (the "XOMA action").In September, 2001, the Court denied Biosite's request for a preliminary injunction, dismissed XOMA's action in part with leave to amend, and dismissed Biosite's action without prejudice to Biosite's right to plead its claims in defense and counterclaims in the XOMA action. XOMA's complaint, which has now been amended, alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages. On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference. Biosite intends to contest XOMA's claims vigorously. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners with a resulting reduction of our contract revenues.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    None

(b)
Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001		BIOSITE DIAGNOSTICS INCORPORATED
	By:	/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
  Part I. Financial Information
  ITEM 1. FINANCIAL STATEMENTS
BIOSITE INCORPORATED Notes to Condensed Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Part II. Other Information
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K