Form 10-K405
period 2001-12-31
BIOSITE DIAGNOSTICS INC
filed 2002-03-29
CIK 834306

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21873

BIOSITE INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0288606 (I.R.S. Employer Identification No.)
11030 Roselle Street San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant's telephone number, including area code: (858) 455-4808

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.01 par value
Preferred Stock Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 2002 as reported on the Nasdaq National Market, was approximately $258,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 15, 2002, there were 14,688,588 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2002 Annual Meeting of Stockholders to be held on June 14, 2002 is incorporated by reference in Part III, Item 10 (as to directors), 11, 12 and 13 of this Form 10-K.

BIOSITE INCORPORATED

FORM 10-K

INDEX

        Biosite®, Triage®, Omniclonal® and Immediate Response Diagnostics® are registered trademarks of the Company and the Company's logo is a trademark or service mark of the Company. Trans-Phage TechnologySM and HuMAb-Mouse® are service marks and registered trademarks of Medarex Inc.

-i-

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

Background

        Biosite® Incorporated was established in 1988. We are a research-based diagnostics company dedicated to the discovery and development of novel protein-based tests that improve a physician's ability to diagnose disease. We combine separate, yet integrated, discovery and diagnostics businesses to access proteomics research, identify proteins with high diagnostic utility, develop and commercialize products and educate the medical community on new approaches to diagnosis. We believe our products, which are aimed primarily at the diagnosis of catastrophic diseases, positively impact medical decisions, improve the quality of patient care and contribute to cost-effective medical treatment.

        Our diagnostics business is a leading provider of rapid immunoassays, or antibody-based diagnostic tests, that aid in the diagnosis of a variety of critical diseases. These tests are sold worldwide primarily for use in hospitals, although we believe that in the future certain tests may have applications in other clinical sites. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon our proprietary technologies in the areas of antibody development, signaling chemistry and micro-capillary fluidics. Our testing formats are designed to measure single analyte targets or multiple analytes simultaneously. They also allow for the analysis of various sample sources, including urine, serum, plasma, whole-blood and stool. Among the products expected to contribute most significantly to product revenue in the future are the Triage® Drugs of Abuse Panel, the Triage Cardiac Panel and the Triage BNP Test.

        In 1992, we launched our first product, the Triage Drugs of Abuse Panel, a small, self-contained, qualitative test capable of detecting within urine a broad spectrum of commonly overdosed prescription and illicit drugs within approximately 10 minutes. Results from the Triage Drugs of Abuse Panel enable physicians to differentiate drug overdose from other conditions with similar symptoms. Currently, the Triage Drugs of Abuse Panel is used in approximately 50% of U.S. acute care hospitals. Net sales of the Triage Drugs of Abuse Panel were approximately $36.6 million in 2001. In January 2002 the U.S. Food and Drug Administration, FDA, cleared the Triage TOX Drug Screen, a second-generation drug test capable of simultaneously screening up to eight classes of commonly abused drugs. The Triage TOX Drug Screen is based on our meter platform and is intended to provide a one-step testing process and a definitive yes/no response. The Triage TOX Drug Screen is positioned as an alternative to the Triage Drugs of Abuse Panel and is currently aimed primarily at new customers that are interested in performing this testing at the point-of-care.

        In 1999, we completed the U.S. launch of the Triage Cardiac System, which aids in the detection of acute myocardial infarction, otherwise known as heart attack. The Triage Cardiac System, comprised of the Triage Cardiac Panel and the Triage Meter, is designed to measure three cardiac proteins, CK-MB, myoglobin and troponin I, within 20 minutes using a whole-blood sample. The Triage Cardiac System aids in the diagnosis of heart attack, by enabling physicians to easily and frequently monitor changes in the levels of the three cardiac proteins, which rise as heart damage occurs. Early access to this information enables physicians to use accelerated care protocols, which are intended to drive earlier and better treatment decisions. The Triage Cardiac System is in the early stages of market penetration, with approximately 510 customers using the system at year-end 2001. Worldwide net sales of the Triage Cardiac System were $17.8 million in 2001.

        In November 2000, we received FDA approval to market the Triage BNP Test, the first and only blood test currently approved in the United States as an aid in the diagnosis of congestive heart failure, CHF. The Triage BNP Test measures levels of B-type natriuretic peptide, or BNP, a hormone that is elevated in patients suffering from heart failure. Physicians can use measurements of BNP to distinguish heart failure from other diseases with similar symptoms. We believe that BNP may also be useful in evaluating treatment of patients undergoing therapy and we intend to conduct clinical studies to further explore this application. We commenced marketing of the Triage BNP Test in December 2000. Sales in 2001 totaled approximately $3.4 million. While we believe that the long-term growth prospects for this product are significant, we do expect competitors to enter the market in the near future.

        The principal market for our products is comprised of hospitals, which number approximately 5,000 in the United States. We focus our direct efforts on larger centers with more than 200 beds. In selling our products, we work with employees from a variety of areas within the hospital. These include laboratory administrators, who are generally the primary purchasers, emergency room physicians, specialists and administrative personnel. In marketing our products we utilize a direct sales team that includes account executives, who have extensive experience selling cardiovascular devices or drugs. The Fisher HealthCare division, Fisher, of the Fisher Scientific Company distributes our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals. In international markets we utilize a network of country-specific and regional distributors. In 2001 we invested in the expansion of a clinical support network to complement our sales force. This network includes clinical nurse consultants, clinically experienced individuals who provide pre- and post- sale education, and implementation specialists, who work with customers to ensure a successful product implementation within the hospitals. We also offer certain customers premium consulting services, such as outcomes tracking, economic analysis and regulatory compliance consultation. We believe that a robust customer support infrastructure can build customer satisfaction and mitigate the risk of an unsuccessful installation.

        In addition to focusing our attention on commercial activities associated with our existing products, we are investing in discovery efforts aimed at identifying proteins with high diagnostic utility. We believe such proteins can be patented or licensed with some level of exclusivity and commercialized using our testing platforms. We are targeting our efforts toward acute conditions that currently lack good diagnostic methods. We believe there is a lack of good diagnostic tests for several critical diseases, including stroke and acute coronary syndromes. We believe that the discovery of new protein markers could lead to the development of novel tests that would play an important role in improving patient care by aiding in the rapid diagnosis of acute diseases or conditions where initiation of the most effective treatment is time-sensitive.

        In March 1999, we launched Biosite Discovery, which is dedicated to the identification of new protein markers of acute diseases that lack good diagnostic tests. Through Biosite Discovery we access potential diagnostic targets via internal research or collaborations with partners. We access protein targets, select promising candidates, develop immunoassays for these targets and run the assays against patient samples provided by clinical collaborators in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it is then assessed for commercialization potential, with high value markers added to our product development pipeline. We conduct marker mining on known proteins identified through our internal research and on protein targets accessed from biotechnology and pharmaceutical partners. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use. In return, we seek licenses to their protein targets for the diagnostic rights in addition to fees. We believe this collaborative model is attractive to potential partners, that might otherwise have forego antibody development for certain targets or incur significant cost to access antibodies for their targets. Under Biosite Discovery, we have executed collaborative agreements with different partners, including Amgen Inc., the TIMI Group of Brigham and Woman's Hospital, Corixa Corporation, Diadexus L.L.C., Duke University, Eli Lilly, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex Inc., Morphosys AG, Scios Inc. and San Diego VA Medical Center in the areas of cardiovascular, cerebrovascular, infectious disease and oncology. In 2001, our collaborations with pharmaceutical and biotechnology partners generated revenues of $3.5 million.

        In 2000, we entered into an agreement with Medarex, Inc., or Medarex, pursuant to which we are combining our proprietary phage display technology with Medarex's proprietary transgenic mouse technology to offer a process for high throughput development of high affinity, fully human antibodies. This process is being provided as a service to biotechnology and pharmaceutical companies, which require high affinity, fully human antibodies for use in conducting target validation and, or, characterization experiments. Under the terms of the eight-year agreement, Medarex provides us with research funding of $3 million per year.

        When Biosite and Medarex enter into agreements to provide high affinity, fully human antibodies to third-party biotechnology and pharmaceutical customers, we will generally receive a variety of payments and we will also seek exclusive or semi-exclusive diagnostic rights to the protein targets provided to us by biotechnology and pharmaceutical customers. Medarex receives a portion of certain of the payments we receive. Among the payments we might receive are: up-front technology access fees, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development, milestone fees on targets that reach clinical milestones and royalties should products successfully be commercialized as a result of the collaboration.

        In January 2001, we initiated a technology alliance with Large Scale Biology Corporation through its wholly-owned proteomics subsidiary. Through this alliance we planned to generate the antibody and protein target components required to produce the first generation of commercial protein chips. In the third quarter, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the situation between Biosite and XOMA. On January 29, 2002, Large Scale Biology Corporation notified us that it would not perform under the terms of its agreement with us and that it considers itself excused from any duties and obligations under the agreement. We do not agree with Large Scale Biology Corporation's position and are attempting to find a mutually acceptable solution.

        In March 2002, we entered into a multi-year collaborative agreement under which we will utilize Omniclonal®phage display technology, and potentially Trans-Phage TechnologySM to generate high-affinity antibodies to targets provided by Amgen Inc. Trans-Phage Technology combines Biosite's Omniclonal® phage display technology with Medarex's HuMAb-Mouse®. Amgen Inc. will use the antibodies in its discovery research. Under the terms of the agreement, Amgen Inc. will provide us with targets for a period of up to three years. We will receive development fees and may receive annual maintenance fees. If products are successfully developed and commercialized by Amgen Inc., we will also receive milestone fees and royalties from products resulting from the joint research efforts. We will also retain certain diagnostic rights to targets in the collaboration.

Industry Overview

Diagnostics

        We believe that diagnosis is a crucial, but often overlooked, element of the patient care process. We believe that improved diagnosis could contribute to positive clinical and economic outcomes by providing earlier treatment decisions, more accurate diagnosis, higher emergency room efficiencies and by reducing costs associated with misdiagnosis or delayed treatment. We contribute to improved diagnosis by providing novel tests for diseases that lack good diagnostic methods, rapid testing technologies to speed the delivery of diagnostic information to physicians and education to keep laboratory and medical clinicians abreast of guidelines and protocols aimed at improving diagnosis.

        According to industry reports, the 1998 worldwide market for immunoassays was approximately $3.8 billion, consisting primarily of testing related to infectious disease, endocrinology, therapeutic drug monitoring, drugs of abuse testing, and cancer markers. Currently, our business is primarily focused on the hospital market, which accounts for approximately 58% of all in vitro diagnostic tests. However, the discovery of new disease markers and the extension of applications for existing products could lead us to expand into other market segments in the future.

        Within hospitals, diagnosis is typically accomplished through a battery of testing methods including immunoassays. Historically, the majority of immunoassay testing has been accomplished through a centralized process using large automated analyzers housed in the central lab. These immunoassay analyzers utilize automated liquid handling mechanisms and pipetting systems for reagent addition. Modern immunoassay analyzers are capable of storing and selecting multiple reagents for a variety of analytes, including drugs, hormones and cancer antigens. They also provide accurate and highly sensitive test results and help to simplify the performance of immunoassays. However, centralized testing using immunoassay analyzers may lead to lengthy turnaround times to accommodate transport of the sample to the testing lab, time consuming sample preparation to obtain serum or plasma and delivery of results to the physician. Additionally, immunoassay analyzers require high volumes of sample throughput to justify the investment in equipment, training, staffing and other costs required to operate and support the systems.

        In recent years, there has been a movement from the use of such conventional analyzer systems to more technologically advanced rapid testing methods that can be performed in minutes by less skilled personnel. Simple, rapid immunoassays are capable of detecting a single analyte target with a color change that can be visually interpreted. Formats such as dipsticks, test tubes and membrane test cartridges have been used to provide fast, non-instrument read results for conditions where a single analyte target is present in high concentrations and where a simple yes/no non-numeric answer is clinically relevant. Rapid color change test formats are widely available for drugs of abuse, pregnancy, strep throat and ovulation prediction. Until recently, simple test formats have remained incapable of precise, multi-analyte detection or highly sensitive, quantitative measurements. As a result, medical conditions where the detection of one or more analytes is required or where the precise measurement of the target analyte is required have remained the domain of immunoassay analyzers.

        We believe that significant market potential exists for novel rapid diagnostic products that are capable of precise quantitative measurement of single or multiple analytes. Rapid testing, including point-of-care testing, may help to reduce overall health care delivery costs and can improve patient outcomes by providing diagnosis in a reduced period of time, thereby minimizing the time to medical intervention. Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both of which ensure correct decision-making, which could limit unnecessary use of costly inpatient care. Quicker diagnosis of infectious agents can also permit earlier prescription of appropriate medications, potentially shortening the duration of illness. Furthermore, the development of new tests for diseases that lack accurate diagnostics could improve treatment and provide better outcomes.

Discovery

        Biosite Discovery is a program intended to enhance our product pipeline. Through Biosite Discovery we access potential diagnostic targets via internal research or collaborations with partners. Under our collaborative model we leverage our antibody development capabilities, providing antibodies to pharmaceutical and biotechnology companies for research on potential targets in return for the diagnostic rights to targets and fees.

        Traditionally, antibodies have been a valuable tool in the characterization of protein targets because the antibodies may be used to localize the protein in tissues, to quantify the protein in body fluids, and to modulate the biological activity of the protein by, for example, binding to the protein and blocking its natural function. Antibodies have been traditionally derived from immunization of animals and either the harvest of antiserum containing antibodies or the development of monoclonal antibodies using hybridoma technology. Antisera were generally of limited utility and monoclonal antibody technology is labor intensive and not cost-effective for the validation of large numbers of protein targets. In 1990, the phage display of antibodies was invented and over the past decade it has enabled the development of antibodies with much greater efficiency than the previous methods.

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

        We believe that our model is significantly different from that of our competitors, and we believe that our technology and collaborative model is attractive to biotechnology and therapeutic companies.

Technology

        Historically, we have made significant investments in research and development, exceeding traditional industry standards. This investment has yielded several proprietary advances in the biological and physical sciences that make practical the development and manufacture of rapid, accurate and cost-effective diagnostics that form the basis of our Immediate Response Diagnostics® technology. Our products integrate our expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, signaling chemistry and micro-capillary fluidics, each of which is described below. Our research and development program is supported by 89 employees, including 19 Ph.D.s with expertise in our core technologies. By combining research capabilities in each of these areas, we create novel single and multi-analyte diagnostics that overcome the limitations of traditional rapid diagnostic technologies and seek to address the significant unmet need for effective, real-time diagnostic information.

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

        We developed a proprietary process utilizing phage display of antibodies that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology. The technology enables the high throughput generation of custom Omniclonal® antibody libraries containing genes encoding antibodies specific to the target analyte. Omniclonal antibodies produced from such libraries can contain thousands of different antibodies that bind to a target analyte with high affinity. High affinity refers to an antibody's ability to bind tightly to targets, and is a highly desired attribute. Monoclonal antibody candidates can be rapidly selected from an Omniclonal antibody library and produced in quantities sufficient for product development. During the course of product development, unexpected antibody cross reactivities often require additional selection of antibodies to improve the assay specificity. Unlike hybridoma technology, Omniclonal antibody libraries can rapidly provide additional antibody candidates in these circumstances.

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

Highly Sensitive Fluorescence Energy Transfer Dyes

        Immunoassays require the attachment of a detectable label to an antibody or target analyte. We developed a variety of labels for use in our products. For our qualitative tests, a visual label that produces color is attached to antibodies or analytes through either non-covalent or covalent chemical methods to provide yes/no results. For our quantitative products, we developed novel fluorescent dyes that are attached to antibodies or analytes using both noncovalent and covalent chemical means. Although fluorescence is a potentially powerful label for use in immunoassays, its potential has been limited by the lack of available dyes that are stable and have no sample interference, and by the requirement of a complex instrument for detection. We have invented our own proprietary dyes which satisfy three criteria: (1) they are usable with complex biological samples such as serum, plasma, and whole blood; (2) they are stable for the dating period of the product; (3) they utilize fluorescence energy transfer, which results in a substantial phase shift away from background fluorescence in samples; and (4) they are excited at near infra red wavelengths chosen to be compatible with inexpensive solid state components.

Micro-capillary/Protein Array Technology

        We developed proprietary technology to design, develop and manufacture protein arrays containing micro capillaries to control the flow of fluids in immunoassay processes. The qualitative device format uses micro capillaries to draw fluids through a membrane that contains immobilized antibody zones for the detection of specific substances. The quantitative protein array format uses several different micro-capillary designs to control the contact of sample with reagents and to control the flow of fluid throughout the protein array. When a sample is added to the quantitative protein array, a filter contained within the array separates blood cells from plasma, which capillary forces then direct into a chamber that contains dried immunoassay reagents. After an incubation time that is determined by another micro-capillary element of the array, the volume of sample that contacted the reagents flows down a capillary path that brings it into contact with an antibody array. The binding of fluorescent reagents at the protein array is detected by an instrument and is related to the concentration of the substance being tested for in the sample. We also developed the engineering capability to design unique micro-capillary structures in plastic parts and to fabricate them in commercial scale quantities using injection molding processes.

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

Triage Qualitative Platform

        We designed the Triage qualitative platform for rapid, qualitative screening of multiple analytes in a small, hand-held single-use device. The Triage Panel has a visual yes/no display containing simultaneous tests for any combination of analytes and control standards. It can be performed in a simple multi-step process and is capable of performing tests on both urine and stool. The Triage Drugs of Abuse Panel, the first product developed on this platform, tests for analytes of up to eight abused drugs in approximately 10 minutes. The Triage C. difficile Panel and the Triage Parasite Panel, the other products developed on this platform, test for microorganisms that cause severe gastrointestinal disease.

Triage Meter System Platform

        Our Triage Meter System platform, which includes the second-generation Triage MeterPlus, is designed to provide rapid quantitative or qualitative results for immunoassays using urine, whole-blood, serum or plasma. The Triage Meter System consists of two parts: a small, single-use disposable test panel and a proprietary, compact, fluorescent meter that can be used in laboratories or at the point-of-care. After a sample is applied to the panel, the panel is inserted into the meter, which is designed to automatically and simultaneously detect multiple analytes and display the numerical results on an electronic read-out. The meter incorporates proprietary software in erasable, programmable, read-only memory (EPROM) chips, which are plugged into the meter. This software allows a single meter to be used for performing different tests. The software may also provide important information about the analyte being measured, such as normal or abnormal levels of a marker, which could then be used to diagnose disease or manage patient therapy. Studies have validated that the analyte sensitivity of the Triage Meter System products is clinically comparable to the clinical sensitivity levels of the conventional immunoassay analyzers. The Triage Cardiac System, the Triage BNP System and the Triage TOX Drug Screen are commercialized products developed under this platform. We are developing other applications for this platform.

Product Attributes

        Our commercial products and products under development share common attributes which we believe make them superior diagnostic tools:

  •
  Rapid Results:  We design our products to offer complete results in a rapid timeframe providing physicians with real-time access to important diagnostic information.

  •
  Ease of Use:  We design our products to be simple to use. A high level of training is not needed to perform the tests and achieve accurate results.

  •
  High Analytical Accuracy:  We utilize our omniclonal antibody technology to develop reagents which yield highly specific, accurate and reproducible analytical results.

  •
  Capability of Performing Multiple Analyses:  We design our products to simultaneously measure one or more target analytes, including reagent controls, without sacrificing the quality of the individual analysis. This simultaneous detection capability can provide significant time and cost savings compared to current technologies.

  •
  Reliability:  We use internal thresholds, built-in controls, software lockouts and other control mechanisms that are intended to make our current and future products reliable in any hospital or clinical laboratory setting.

  •
  Cost-Effectiveness:  We design our products to simplify the performance of highly complex testing procedures and potentially reduce the cost of patient care and equipment acquisition and maintenance, making our products cost-effective alternatives to conventional immunoassay analyzers.

  •
  Proprietary Technology:  We focus on developing products for which we can obtain patent coverage of the reagent/instrument systems and/or of the diagnostic markers being measured.

Commercialized Products

        We introduced the Triage Drugs of Abuse Panel in 1992. Hospital laboratories and emergency departments use it to screen for up to eight commonly abused prescription and illicit drugs or drug classes. During 1998, we began selling three new products, the Triage C. difficile Panel, the Triage Parasite Panel and the Triage Cardiac System. The Triage BNP System was launched on a limited basis in Europe in December 1999 and on a full-scale basis in the United States in December 2000. In January 2002 we launched the Triage TOX Drug Screen, a second-generation drug test. We distribute our products in the U.S. hospital market segment through Fisher and internationally through country-specific and regional distributors.

        We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 85% of product sales in the 2001 and 84% in 2000) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on our sales.

        We have additional products under development that apply our core technologies to a variety of other medical testing needs and we continue to pursue research of new proteins that can be directed toward the expansion of menu options, and additional uses of our current products. We continue to evaluate other rapid diagnostic product opportunities that can utilize our technologies.

        We intend, where appropriate, to enter into licensing and/or collaborative arrangements to develop and commercialize additional future products. We may not be able to negotiate license or collaborative arrangements on favorable terms, if at all, in the future. Our current or future licensing or collaborative arrangements may not be successful.

The Triage Drug Screening Product Line

        According to a survey conducted by the Substance Abuse and Mental Health Services Administration, SAMHSA, in 2000, the number of drug-related emergency department, ED, visits in the U.S. exceeded 600,000, the highest level since the mid-1980s. Our Triage drug screen product line, which includes the Triage Drugs of Abuse Panel and Triage TOX Drug Screen, is marketed primarily in the hospital segment. Within hospitals, medical testing typically occurs in laboratories, although testing may also occur at the point-of-care. Test results are generally reported to emergency physicians and psychiatrists.

        Drug abuse plays a significant role in emergency medicine cases occurring annually in the United States, either as a primary cause such as an overdose, or as a contributing factor such as in the case of an accident. A diagnostic dilemma confronts physicians when patients present with symptoms that could be either drug related or non-drug related. A patient brought to a hospital emergency department in a coma may be under the influence of narcotics or sedatives, which may require one type of treatment or intervention. Conversely, the same patient may have had a stroke or suffered some form of trauma requiring a completely different type of care. The ability to obtain a differential diagnosis in a timely manner greatly aids the course of treatment.

        Prior to the introduction of the Triage Drugs of Abuse Panel, drug or toxicology screening was primarily accomplished using automated immunoassays and Gas Chromatography/Mass Spectroscopy or GC/MS. Although GC/MS is the most specific identification method commercially available, it is time consuming, requiring an average of approximately three hours per test, complex and expensive, and is generally reserved for final confirmation of specimens that have been screened positive by an immunoassay. Automated immunoassays, although less expensive than those performed by GC/MS, also require significant amounts of time, approximately one to two hours, to route and prepare samples, perform the tests and deliver results. Turnaround time may be longer if the equipment required to perform an immunoassay is not accessible on an immediate or rapid basis.

        The Triage Drugs of Abuse Panel and Triage TOX Drug Screen are rapid, qualitative urine screens that analyze a single test sample for up to eight different illicit and prescription drugs or drug classes, and provide results in approximately 10 to 15 minutes. The Triage Drugs of Abuse Panel and Triage TOX Drug Screen contain built-in controls for accuracy and are capable of a high degree of specificity.

        Illicit drugs detected by the Triage Drugs of Abuse Panel and Triage TOX Drug Screen include:

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

  •
  Benzodiazepines (Valium, Librium, Halcion)

  •
  Tricyclic Antidepressants (Elavil, Tofranil)

  •
  Methadone.

        The Triage Drugs of Abuse Panel is configured to test various combinations of the above drugs. The Triage TOX Drug Screen can screen for all eight classes using a single test panel. Approximately one-half of U.S. acute care hospitals in the United States use one of our drug-screening products.

The Triage Cardiac System

        Chest pain complaints represent the second leading reason for visits to U.S. emergency rooms. Information from the National Hospital Ambulatory Medical Care Survey suggests that in 1998, there were over 5 million emergency department, ED, visits made by adults suffering from chest pain. That number is believed to have since increased to at least 6 million visits. Among chest pain patients, the highest acuity is associated with those suffering a heart attack. For these patients, time is a significant factor in the race to save their heart muscle and their lives. Of the patients presenting to EDs with chest pain, approximately 40 percent will be admitted to hospitals. Ultimately, only a minor number of these individuals will be diagnosed with a heart attack. We believe that frequent, quantitative, serial measurements of multiple cardiac protein markers may improve a physician's ability to manage, diagnose and treat patients suffering from chest pain.

        In 1998, nearly $11 billion was paid to Medicare beneficiaries for coronary heart disease. It is estimated that in the United States, hospitalization of over 3 million chest pain patients costs between $3-4 billion yearly for those found to be disease free or suffering from lower acuity conditions. The incidence of chest pain visits to hospital EDs may also contribute to overcrowding which, in the most dire situations, can result in hospitals diverting patients to other hospitals. This results in additional healthcare costs.

        The blocking or "occlusion" of an artery that provides oxygen-enriched blood to the heart generally causes a heart attack. Without oxygen, the heart muscle is destroyed, with prolonged occlusion resulting in additional muscle damage. The destruction of cells in the heart muscle results in the release of several proteins into the bloodstream, including CK-MB, troponin I and myoglobin. Studies have shown that concentrations of myoglobin are elevated most quickly post-heart attack, therefore, myoglobin is recognized as a good early marker of an event. However, since myoglobin is not cardiac specific, the use of CK-MB and troponin I are necessary to accurately diagnosis a heart attack. In patients with a heart attack, CK-MB and troponin I are detectable several hours after myoglobin elevation. Since troponin I is cardiac specific, an elevated level of this marker is a strong indication of a heart attack.

        In diagnosing heart attacks, clinicians generally rely on patient history, physical exam, electrocardiograms and the measurement of cardiac protein markers. CK-MB and troponin I are the most widely used cardiac markers, while studies suggest that myoglobin is also a useful adjunct in the early detection of heart attacks. Given the temporal patterns of cardiac protein markers, we believe that frequent measurements of multiple cardiac markers provide the best information from which to diagnose a heart attack.

        The adoption of new protocols for evaluating chest pain patients in the emergency department is not yet widespread and we believe that education of the medical community will be a key factor in penetrating the market. Associations such as the American Heart Association and American College of Cardiology, AHA/ACC, have issued guidelines recommending greater use of cardiac markers in evaluating chest pain in the emergency department. The AHA/ACC has recommended the use of at least two markers (an early marker and a specific marker) and has stated that if results cannot be obtained from a laboratory within 60 minutes then testing should be performed at the point-of-care. Guidelines such as these have caused more hospitals to explore new protocols incorporating rapid, serial testing of all three markers. We have invested in clinical studies and in a significant physician education effort in order to help the medical community better understand the need for and benefits associated with frequent, serial testing of cardiac markers.

        Several diagnostic tests have been developed to quantitatively measure the blood levels of such markers. Unfortunately, the quantitative measurement of multiple markers generally requires large, centralized immunoassay systems that cannot directly analyze whole-blood and are not always available on a rapid basis. Since turnaround time is critical to enabling frequent, serial testing of cardiac markers, current immunoassay systems may not satisfy physician needs. Smaller automated systems have recently been developed, however these are not portable, have low throughput and often cannot provide results for all three markers in less than 20 minutes.

        We believe that frequent, serial, quantitative measurement of multiple cardiac markers can have a positive impact on an emergency physician's ability to make medical decisions relative to chest pain patients. Accordingly, our Triage Cardiac System is designed to quantitatively measure the levels of CK-MB, troponin I and myoglobin within 20 minutes using a single test panel and whole-blood sample.

We designed the Triage Cardiac System to provide results of these measurements in the central lab or optimally at the point-of-care to aid in the detection of heart attack. Providing easy access to measurements of cardiac markers enables physicians to make timely treatment decisions. We utilize distributor alliances and a direct sales force in marketing the Triage Cardiac System.

The Triage BNP System

        Congestive Heart Failure, CHF, is a chronic inability of the heart to maintain an adequate output of blood from one or both ventricles of the heart, resulting in congestion or swelling of certain veins or organs, and an inadequate blood supply to the body. It is estimated that nearly 5 million Americans live with CHF and over 15 million people suffer from CHF worldwide. With approximately 550,000 new cases diagnosed annually, CHF imposes a growing toll on Americans, in terms of disability and mortality, contributing to 287,000 deaths each year. CHF is an important public health problem, in part because survival following diagnosis is poor, with only 50% of the patients surviving longer than 5 years. Survival can be improved with the use of effective therapy such as enzyme inhibitors and receptor blockers. The estimated direct and indirect costs of CHF for 2002 in the US are $23.2 billion.

        We obtained a semi-exclusive license (worldwide, except Japan) to technology and patents developed by Scios, Inc. for use in developing a test that would provide measurements of B-type Natriuretic Peptide, or BNP, a hormone made primarily in the ventricles of the heart. Studies suggest that levels of BNP become elevated in circulating blood plasma in response to ventricular volume expansion and pressure overload associated with CHF in both symptomatic and asymptomatic patients.

        We developed the Triage BNP Test to provide physicians with a cost-effective tool to easily, rapidly and accurately measure BNP levels to aid in the diagnosis of CHF using the Triage Meter. We commenced shipments of the test in the United States in December 2000. Currently, the Triage BNP Test is most applicable for differentiating CHF from other diseases that cause similar symptoms, especially shortness of breath and fatigue. Each year approximately 3 million individuals present to emergency departments with complaints of shortness of breath. Because many of these patients are among the elderly, a patient population subject to multiple overlapping diseases, physician must consider several possible causes.

        Per the standard clinical guidelines, patient history and symptoms will be evaluated and typically an x-ray will also be administered along with an exam. These subjective methods may detect CHF in patients at the most advanced stages, but are not always effective in patients who are not severely ill. Patients who are suspected of having CHF might receive an echocardiogram, which is used to detect left ventricular dysfunction. Although echocardiogram is the "gold standard" for diagnosis of CHF, the accuracy of the procedure is highly dependent on the expertise of the person administering the test. Additionally, echocardiograms typically cost between $400-800 per procedure and are not always readily available in all hospitals. We believe traditional clinical diagnostic techniques for CHF can result in delayed treatment, misdiagnosis and emergency department inefficiency.

        For those patients suffering from CHF, timely diagnosis is critical to relieving stress on the heart, which can occur as a result of severe congestion, and to initiating treatment that would halt the progression of the disease. Misdiagnosis, or failure to diagnose, could result in improper treatment and or recurring visits to the emergency department. This, in turn, could contribute to emergency department traffic and to the costs of patient treatment, as treatment alternatives become more expensive as CHF progresses. We believe that the Triage BNP Test can accurately aid in the diagnosis of CHF and, if used at the point-of-care, reduce time to treatment and enhance emergency department efficiency.

        Prior to the introduction of our Triage BNP Test, there was no blood test available to aid in the diagnosis of CHF. Clinical studies have demonstrated that BNP is a highly reliable indicator of CHF and that the protein marker is found in increasingly higher levels as disease progression occurs. The test provides physicians with an objective tool for differentiating CHF from the host of other possible diseases that mimic the condition. We believe that the Triage BNP Test may also be applicable for the management of acutely ill patients and could possibly be used in a physician's office setting. We intend to explore these possible applications. A decision to pursue these or other new applications would most likely require that we seek additional clearances for our test from the FDA.

        We believe that the medical community will require a significant degree of validation in order to achieve widespread acceptance of a new marker for CHF and to accept use of the marker at the point-of-care. While significant interest is already apparent, we have and intend to continue to sponsor multiple clinical studies of varying sizes in order to demonstrate the diagnostic utility of our Triage BNP Test. Additionally, we are investing in other educational programs and resources.

        The Triage BNP Test is currently the only FDA approved test used as an aid in the diagnosis of congestive heart failure. Abbott Laboratories, Bayer Diagnostics and Shionogyi & Co. Ltd have certain diagnostic rights to the protein and we anticipate competition from these companies in the future. In addition, Roche Diagnostics has another product under development that may compete against the Triage BNP Test. These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

The Triage C. difficile Panel

        Clostridium difficile, or C. difficile, is an opportunistic pathogen of the intestinal tract that may thrive as a result of broad spectrum antibiotic treatment. The bacteria may be found in asymptomatic carriers or may spread among immunocompromised hospital patients. Toxins produced by the bacteria mediate C. difficile-associated disease, which may include antibiotic-associated diarrhea and antibiotic-associated pseudo-membranous colitis. It has been estimated that over 3 million rapid tests for C. difficile are performed annually in the United States. We expect this number to continue to rise due to the expected increase in the number of patients who are immunocompromised.

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

The Triage Parasite Panel

        Parasitic infection is a common cause of gastrointestinal disease and diarrhea. Some of the more common parasites responsible for such infection are:

  •
  Giardia lamblia ("Giardia")

  •
  Cryptosporidium parvum ("C. parvum")

  •
  Entamoeba histolytica

        According to the U.S. Center for Disease Control and Prevention, the CDC, intestinal parasitic infection is a problem in the United States and the prevalence of Giardia may be increasing.

        It is estimated that in 1998, approximately one million ova and parasite, O&P, microscopic examinations were performed in the United States. Recently, several manufacturers have developed and marketed ELISA tests for the more rapid identification of two of the more common parasites, Giardia and C. parvum. Because of the cumbersome procedures and limited test menu of the current ELISA test formats, these tests have had limited success in hospitals that perform larger volumes of tests in batches.

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

Products Under Development

        Our strategy for potential future products, including our current products under development, is to focus our attention not only on products aimed primarily at the diagnosis of catastrophic diseases, but also to select from among the many potential products or applications of our proprietary technologies those that would provide us a proprietary patent position related to novel diagnostic markers. We would also consider following the more costly and lengthy regulatory pathway in order to gain a stronger proprietary position or a competitive advantage. Among the novel diagnostic assays we are attempting to develop are assays for diagnosing stroke and acute coronary syndromes.

Stroke

        Among the nation's costliest diseases, stroke is a cardiovascular disease that affects the vessels supplying blood to the brain, which requires a constant flow of blood in order to function properly. A stroke occurs when the blood supply to the brain is disrupted. This disruption can result from a blood clot blocking a blood vessel (ischemic stroke), or when a blood vessel breaks, interrupting blood flow to an area of the brain (hemorrhagic stroke). Approximately 80% of stroke patients have ischemic stroke and 20% hemorrhagic.

        The direct and indirect costs associated with stroke are estimated to total $45.4 billion in 2001. Approximately 4.5 million stroke survivors are currently living in the United States and about 750,000 people suffer a new or recurrent stroke. In 1998, stroke killed nearly 160,000 Americans, and is the nation's third leading cause of death.

        Typically, stroke is diagnosed through clinical evaluation and through use of a CT scan, a diagnostic imaging technique. However, CT scans are typically not highly sensitive in the early hours after onset of an ischemic stroke. Given the narrow window of opportunity for aggressive therapeutic intervention following a stroke, we believe that the availability of better and faster methods of detection could substantially impact clinical outcomes.

        Through independent research we identified 35 markers that appeared to be related to stroke. Using patient samples provided by Duke University in our marker mining process, we found six markers that are highly correlated with stroke and initiated product development in the second half of

2001. We intend to initiate clinical studies in the second half of 2002 and, if successful, we will file a pre-market approval application, a PMA, with the FDA. Preliminary data from a retrospective study of over 600 samples suggest that our panel of six markers is more accurate than a CT scan in detecting stroke in the early hours after onset.

Acute Coronary Syndromes

        Acute coronary syndromes, or ACS, encompasses many permutations of ischemic heart disease. However, ACS can be difficult to detect. Although over 5 million people present to emergency departments, EDs, with chest pain, studies report that up to 50% do not receive a definitive diagnosis. Many of these could potentially suffer heart attacks. We believe there is a need for a diagnostic test that can detect acute coronary syndromes ensuring that patients receive appropriate therapies in a timely manner.

        We are developing a high sensitivity troponin I assay as an enhancement to our existing Triage Cardiac Panel. Studies suggest that low concentrations of troponin I are associated with ischemic chest pain. We intend to conduct clinical studies in late 2002. Through Biosite Discovery, we are also analyzing markers that we believe are associated with ACS. Using our marker mining process we hope to identify a panel of markers that can proceed to product development. In conducting our analysis, we are working with the TIMI Group, an organization that has been at the forefront of clinical research in acute coronary syndromes over the past two decades.

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

        Biosite Discovery was launched in 1999 as a research program dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we access potential diagnostic targets via internal research or collaborations with partners. We conduct analyses on both known proteins that may be markers of disease and potential markers accessed from partners in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use. In exchange, we seek, licenses to their protein targets for diagnostic rights, in addition to fees. Under Biosite Discovery, we have executed agreements with different clinical and collaborative partners, including Amgen Inc., the TIMI Group of Brigham and Woman's Hospital, Corixa Corporation, Diadexus L.L.C., Duke University, Eli Lilly, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex, Inc., Morphosys AG, Scios Inc. and San Diego VA Medical Center in the areas of cardiovascular, cerebrovascular, infectious disease and oncology. In 2001, our collaborations with pharmaceutical and biotechnology partners generated revenues of $3.5 million.

        Phage display antibody development is the basis of Biosite Discovery's activities. Phage display refers to the method by which we generate antibodies. It is a high throughput process that allows the selection and production of large numbers of antibodies in a period of weeks. Our proprietary phage display techniques, which utilize immunized mice, enable us to deliver highly diverse antibodies with high affinity, which means they bind tightly to protein targets. We refer to these antibodies as

Omniclonal antibodies. High affinity and high diversity are two qualities of high importance to pharmaceutical and biotechnology companies using antibodies for research experiments. We believe that biotechnology and pharmaceutical companies will provide substantial demand for our research antibodies. Furthermore, we believe that Biosite Discovery's capabilities in the area of antibody development are unique within the diagnostics industry.

        In 2000 we entered into an agreement with Medarex in which we combine our proprietary phage display technology with Medarex's proprietary transgenic mouse technology to offer Trans-Phage TechnologySM, a process for high throughput development of high affinity, fully human antibodies. This process is being provided as a service to biotechnology and pharmaceutical companies, which require high affinity fully human antibodies for research use in conducting target validation and, or, characterization experiments. Under the terms of the eight-year agreement, Medarex provides us with research funding of $3 million per year.

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

        We announced our first Trans-Phage Technology customers, Eli Lilly and Eos Biotechnology, in January 2001 and February 2001, respectively. Lilly will provide us with 30-300 targets over three years, and Amgen Inc. and Eos Biotechnology are expected to provide tens of targets over three years. We will receive technology access fees, development fees upon delivery of antibodies for a target, annual target maintenance fees, milestone fees upon the achievement of certain preclinical and clinical milestones, and royalties from products resulting from these joint research efforts.

        Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners and potential partners. In the third quarter, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the situation between Biosite and XOMA. On January 29, 2002, Large Scale Biology Corporation notified us that it would not perform under the terms of its agreement with us and that it considers itself excused from any duties and obligations under the agreement. We do not agree with Large Scale Biology Corporation's position and are attempting to find a mutually acceptable solution. See "Legal Proceedings."

Competition

Diagnostics

        The market in which we compete is intensely competitive. Our competitors include:

  •
  manufacturers of laboratory-based tests and analyzers, and

  •
  clinical reference laboratories

  •
  other rapid diagnostic test manufacturers.

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

        In addition, companies with a significant presence in the diagnostic market, such as:

  •
  Abbott Laboratories

  •
  Roche Diagnostics

  •
  Dade Behring

  •
  Bayer Diagnostics and

  •
  Beckman Coulter

have developed or are developing diagnostic products that do or will compete with our products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than we, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. The Triage BNP Test is currently the only FDA approved test used as an aid in the diagnosis of congestive heart failure. Abbott Laboratories, Bayer Diagnostics and Shionogyi & Co. Ltd have certain diagnostic rights to the protein and we anticipate competition from these companies in the future. In addition, Roche Diagnostics has another product under development that may compete against the Triage BNP Test.

        Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than us or may prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. See "—Technology" and "—Commercialized Products".

Biosite Discovery

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

Employees

        As of December 31, 2001, we employed 351 individuals. Of these, 26 hold Ph.D.s and 26 hold other advanced degrees. None of our employees are covered by the collective bargaining agreement. We believe that we maintain good relations with our employees.

Research and Development

        Our research and development expenses were $13.9 million, $13.3 million and $13.3 million for the years ended December 31, 2001, 2000, 1999, respectively. As of December 31, 2001, we employed 89 employees in research and development, 19 that have Ph.D.s. Our research and development organization is dedicated to the discovery and development of new markers and technologies that can be applied to future products and to the development of new products with our existing platform technologies.

        We have a research staff dedicated to the development and production of antibodies through a variety of techniques. Recombinant techniques are used to express proteins for use as diagnostic targets. Our staff of chemists and biochemists synthesize drug targets and compounds for diagnostic use and seek to perfect techniques for coupling these compounds to biological reagents such as antibodies or labels. We developed a proprietary process utilizing phage display antibodies that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology. Our development engineering staff is involved in the design and development of new diagnostic device technologies as well as the processes for their fabrication and interaction with biological and chemical reagents. Our product development group completes final optimization of assays and our regulatory affairs group controls all in-house and external clinical studies of our products and prepares applications to the FDA for pre-market clearance or approval.

Manufacturing

        As of December 31, 2001, we had 126 employees in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

        We maintain worldwide manufacturing rights to all current and future products, except for the Triage Meter for which LRE maintains the manufacturing rights. We seek to provide high quality analytical results in an efficient manner. To this end, we invest in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment. The Triage C. difficile and Triage Parasite Panels utilize the same or similar processes and equipment as the Triage DOA Panel. We believe that the experience we acquired in manufacturing the Triage DOA Panel provided benefits in product quality and cost in manufacturing these new products. We have developed and continue to improve our novel and sophisticated processes and equipment for the manufacturing of our meter platform products, the Triage Cardiac Panel and Triage BNP Test. We evaluate potential automation projects, capital expenditures and facility expansion to address potential growth in the manufacturing requirements for current and potential new products.

        Except for the Triage Meter, all of our products are manufactured at our facility in San Diego, California. The Triage Meter is purchased from LRE Relais + Elektronik GmbH, or LRE, which is located in Germany. Most of the antibodies used in the manufacture of our products were developed by us and the cell lines are owned or licensed by us. In addition, we maintain our own in-house antibody production capability. All other raw materials required to manufacture our products are obtained from outside suppliers. We may not continue to use LRE to manufacture the Triage Meter. See "Risk Factors."

        Our San Diego facility received its registration as a diagnostic product manufacturer from the FDA and from the California State Department of Health & Services in 1991. We have also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency. We may not continue to comply with all government requirements and regulations that may lead to the suspension or revocation of our right to manufacture. See "Government Regulation".

Sales and Marketing

        As of December 31, 2001, we had 73 employees in various sales and marketing functions. We distribute our products to hospital facilities in the United States primarily through Fisher, and internationally through country-specific and regional distributors.

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

Fisher HealthCare Division of Fisher Scientific Company

        In January 2001, we entered into a new distribution agreement, the Fisher Agreement, with Fisher which extended Fisher's role in the distribution of certain of our new products and some potential new products currently under development. Under the agreement, we granted to Fisher a right to distribute certain of our products to hospitals within the United States. Under some circumstances, in the event that we elect to terminate the Fisher Agreement without cause, we will be obligated to make a one-time payment to Fisher. Fisher purchases our products on a monthly basis through firm purchase orders. Fisher accounted for 85%, 84% and 83% of our product sales in 2001, 2000 and 1999, respectively.

LRE Relais + Elektronik GmbH

        In September 1994, we entered into an agreement with LRE, the LRE Agreement, for the development, manufacturing and supply of a hand-held meter to be used in all Triage Meter System products commercially available or under development, including the Triage Cardiac System, the Triage BNP System, and the Triage TOX System. Under the terms of the LRE Agreement, LRE developed and produced the fluorescent meter according to specifications provided by us. LRE is our exclusive supplier of the Triage Meter during the term of the LRE Agreement. We purchase the Triage Meters from LRE in Euros through firm purchase orders on a per meter price basis which varies according to sales volume.

        We are currently renegotiating the terms of the LRE Agreement with LRE. We are attempting to update various terms of the agreement including a possible increase in cost of approximately Euro 500, or approximately $440 based the exchange rate on March 18, 2002. If we are unable to renegotiate the LRE Agreement, we have agreed to terminate the contract by March 31, 2003, and assume the responsibility for the manufacture of the meter. If this were to occur, LRE has agreed to assist in the transfer of the technology and we would evaluate the manufacture of the meter by us or a third party. If we are unable to renegotiate the LRE Agreement and are unable to manufacture or have manufactured sufficient quantity or quality of meters, this may adversely affect

  •
  our profit margins

  •
  our ability to develop and manufacture products on a timely and competitive basis, or

  •
  the timing of market introductions and subsequent sales of products incorporating the meter.

        See "Risk Factors."

Biosite Discovery

        In March 1999, we launched Biosite Discovery, a collaborative research business dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and potential markers accessed from partners in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed agreements with different clinical and collaborative partners, including Amgen Inc., the TIMI Group of Brigham and Woman's Hospital, Corixa Corporation, Diadexus L.L.C., Duke University, Eli Lilly, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex Inc., Morphosys AG, Scios Inc. and San Diego VA Medical Center in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

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

        Litigation may be necessary to enforce any patents issued to us to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. We have settled three patent infringement claims by obtaining licenses to the contested patent in return for up-front payments and/or royalty obligations. On May 10, 2001, we received notice from XOMA Ltd. and its affiliates ("XOMA"), alleging that we have breached our obligations under three license agreements with XOMA. See "Risk Factors" and "Legal Proceedings."

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

RISK FACTORS

        We Have Only a Limited History of Profitability and We May Not Maintain Profitability. In Addition Our Quarterly Results Will Fluctuate.

        We have reported quarterly operating profits since the third quarter of 1999 after incurring quarterly operating losses during the prior seven quarters. Our operating results may fluctuate on a quarterly or annual basis in the future. We may not be able to maintain profitability in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  market acceptance of current or new products

  •
  whether and when new products are successfully developed and introduced by us

  •
  changes in the mix of products sold

  •
  the timing and variability of significant orders

  •
  seasonal customer demand

  •
  research and development efforts, including clinical trials and new product scale-up activities

  •
  enforcement, defense and resolution of license and patent disputes

  •
  ability to execute, enforce and maintain license and collaborative agreements necessary to earn contract revenues

  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues

  •
  competitive pressures on average selling prices

  •
  competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

  •
  potential changes in our relationship with LRE which could impact the manufacture of the Triage meter

  •
  changes in reimbursement policies

  •
  regulatory uncertainties or delays

  •
  product recalls

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

        Sales of the Triage Drugs of Abuse Panel products accounted for approximately 59% of our product sales in 2001 and 68% of our product sales in 2000. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on our ability to

  •
  successfully commercialize our newer products, including the Triage TOX Panel

  •
  develop and commercialize other products, and

  •
  gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

        We may not be able to successfully commercialize new products, including the Triage Cardiac Panel and Triage BNP Test, which represented 27% and 6%, respectively, of our product sales in 2001. We may not be able to maintain or expand our share of the drug-testing and cardiovascular markets. Technological change, competition or the development of new or improved diagnostic technologies could result in our products becoming obsolete or noncompetitive.

The Triage BNP Test May Encounter Significant Competition From Products To Be Developed and Commecialized By Companies with Greater Financial Capital and Resources

        The Triage BNP Test is currently the only FDA approved test to be used as an aid in the diagnosis of congestive heart failure. Abbott Laboratories, Bayer Diagnostics and Shionogyi & Co. Ltd have certain diagnostic rights to the protein and we anticipate competition from these companies in the future. In addition, Roche Diagnostics has another product under development that may compete against the Triage BNP Test. These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future.

We Are Dependent on Key Distributors and Have Limited Direct Sales Experience. If Our Distributors Terminate Their Relationship With Us or Fail to Adequately Perform, Our Product Sales Will Suffer.

        We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 85% of product sales in the 2001 and 84% in 2000) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on our sales.

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

Competition and Technological Change May Make Our Products Less Attractive or Obsolete.

  Diagnostics

        The market in which we compete is intensely competitive. Our competitors include:

  •
  companies making laboratory-based tests and analyzers

  •
  clinical reference laboratories, and

  •
  other rapid diagnostic test manufacturers.

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

        In addition, companies with a significant presence in the diagnostic market, such as:

  •
  Abbott Laboratories

  •
  Dade Behring

  •
  Roche Diagnostics

  •
  Bayer Diagnostics, and

  •
  Beckman Coulter

have developed or are developing diagnostic products that do or will compete with our products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. The Triage BNP Test is currently the only FDA approved test used as an aid in the diagnosis of congestive heart failure. Abbott Laboratories, Bayer Diagnostics and Shionogyi & Co. Ltd have certain diagnostic rights to the protein and we anticipate competition from these companies in the future. In addition, Roche Diagnostics has another product under development that may compete against the Triage BNP Test.

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

  Discovery

        Several companies, including Cambridge Antibody Technology, Morphosys, and Dyax have invested significantly in phage display technology and each generally employs naïve human antibody libraries to select antibodies for target validation purposes and for the development of therapeutic antibodies. Our competitors entered the marketplace before Biosite Discovery and have established a significant presence in the marketplace. Our competitors may succeed in entering into agreements and providing antibodies to biotechnology and pharmaceutical companies and thereby prevent Biosite Discovery from penetrating the marketplace.

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

        We rely upon LRE for production of the fluorescent meter used in connection with our Triage Meter System platform products, including the Triage Cardiac System, Triage BNP System and Triage TOX Drug Screen and others currently under development. We are currently renegotiating the terms of the LRE Agreement with LRE. We are attempting to update various terms of the agreement including a possible increase in cost of approximately Euro 500, or $440 based on the exchange rate at March 18,2002. If we are unable to renegotiate the LRE Agreement, we have agreed to terminate the contract by March 31, 2003, and assume the responsibility for the manufacture of the meter. If this were to occur, LRE has agreed to assist in the transfer of the technology and we would evaluate the manufacture of the meter by us or a third party. If we are unable to renegotiate the LRE Agreement and unable to manufacture or have manufactured sufficient quantity or quality of meters, this may adversely affect

  •
  our profit margins

  •
  our ability to develop and manufacture products on a timely and competitive basis, or

  •
  the timing of market introductions and subsequent sales of products incorporating the LRE meter.

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

Long-lived and Intangible Assets May Become Impaired and Result in An Impairment Charge

        At December 31, 2001, we had approximately $28.9 million of long-lived assets, including $13.8 million of property, plant and equipment and $9.2 million of capitalized patents and license rights. The carrying amounts of long-lived and intangibles assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation such as our dispute with XOMA or other items. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

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

        On May 10, 2001, we received notice from XOMA Ltd. and its affiliates ("XOMA"), alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite that are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court (the "XOMA action"). In September, 2001, the Court denied Biosite's request for a preliminary injunction, dismissed XOMA's action in part with leave to amend, and dismissed Biosite's action without prejudice to Biosite's right to plead its claims in defense and counterclaims in the XOMA action. XOMA's complaint, which has now been amended, alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages. On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference. Biosite intends to contest XOMA's claims vigorously. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners and potential partners, with a resulting reduction of our contract revenues. In the third quarter, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the situation between Biosite and XOMA. During the fourth quarter of 2001, we established a $267,000 reserve for doubtful accounts related to our collaboration with Large Scale Biology as a result of the impact of the XOMA dispute on our collaboration with them. On January 29, 2002, Large Scale Biology Corporation notified us that it would not perform under the terms of its agreement with us and that it considered itself excused from any duties and obligations under the agreement. We do not agree with Large Scale Biology Corporation's position and are attempting find a mutually acceptable solution.

        In February 2002, we announced that we have designed our own novel antibody expression technology that is fundamentally different than that at the center of our dispute with XOMA. Our Biosite Discovery group has already implemented our new technology for the development of new antibodies and we expect that prior to December 31, 2002, all recombinant antibodies used in our diagnostics products will be produced using our new technology. As a result, we believe we are now protected both by the current licenses, which we believe were not validly terminated by XOMA, and our new processes.

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

        Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

  •
  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

  •
  the costs and timing of further expansion of sales, marketing and manufacturing activities, expansion of our Biosite Discovery capacity and facilities expansion needs

  •
  the enforcement, defense and resolution of license and patent disputes

  •
  the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues

  •
  the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products

  •
  competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

  •
  potential changes in our relationship with LRE which could impact the manufacture of the Triage meter

  •
  changes in third-party reimbursement policies, and

  •
  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

        The failure by us to raise capital on acceptable terms when needed would cause us to have to scale back our operations, reduce our work force and license to others products we would otherwise seek to develop or commercialize ourselves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Ownership of a New Corporate Headquarters May Negatively Impact Operating Results

        We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total cost of the land and construction costs of the first phase are estimated to be $70.0 million. We expect that the first phase of construction to be completed in 2004. We expect our occupancy costs to increase. Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned. As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

The Regulatory Approval Process is Expensive, Time Consuming and Uncertain. As a Result, We May Not Obtain Required Approvals or Previously Acquired Approvals for the Commercialization of Our Products May Be Rescinded.

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

        In the United States, medical devices are classified into one of three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to the Quality System Regulation, QSR), and Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices.

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

        A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-amendment Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data and other performance data. It generally takes from four to twelve months from submission to obtain 510(k) pre-market clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

        We have made modifications to our products since receipt of initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k) notices describing the modifications and have received FDA clearance of those 510(k) notices. We made other modifications to some of our products that we believe do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit a new 510(k) notice for any of these modifications, or would not require us to submit a new 510(k) notice for any of these modifications made to our products. If the FDA requires the Company to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified products until the 510(k) notice is cleared by the FDA.

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

        Before the manufacturer of a device can submit the device for FDA approval or clearance, it generally must conduct a clinical investigation of the device. Although clinical investigations of most devices are subject to the investigational device exemption, IDE, requirements, clinical investigations of in vitro diagnostic, IVD, tests, such as all of our products and products under development, are exempt from the IDE requirements, including the need to obtain the FDA's prior approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IVD must be labeled for research use only, RUO, or investigational use only, IUO, and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

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

        The Food and Drug Administration Modernization Act of 1997 makes changes to the device provisions of the FD&C Act or the Act and other provisions in the Act affecting the regulation of devices. Among other things, the changes will affect the Investigational Device Exemption, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third-party review, and the dissemination of off-label information. We cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of our products. There can be no assurance that the new legislation will not impose additional costs or lengthen review times of our products.

We Are Dependent on Others for the Development of Products. The Failure of Our Collaborations to Successfully Develop Products Would Harm Our Business.

        Our strategy for the research, development, commercialization and distribution of some of our products entails entering into various arrangements with third parties. We are or will be dependent upon the success of these parties in performing their responsibilities. These parties may not perform their obligations as expected and no revenue may be derived from these arrangements. Under our Biosite Discovery collaborations, we rely and are dependent upon other parties to perform their responsibilities. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners and potential partners, with a resulting reduction in contract revenues. In the third quarter, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the situation between Biosite and XOMA. On January 29, 2002, Large Scale Biology Corporation notified us that it would not perform under the terms of its agreement with us and that it considered itself excused from any duties and obligations under the agreement. We do not agree with Large Scale Biology Corporation's position and are attempting to find a mutually acceptable solution.

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

Item 2. Properties

        We lease approximately 118,000 square feet of space in seven buildings in the Sorrento Valley area in San Diego under leases that expire from December 2003 through December 2005. We believe these facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. Our current facilities are used for our administrative offices, research and development facilities and manufacturing operations.

        We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The estimated purchase price of the land is $27.5 million. As of March 27, 2002 we have deposited $1.0 million in escrow. There are various contingencies that remain before the close of escrow, including obtaining city permits, the grading of the land and construction of an access road that must be complete by January 31, 2003, subject to allowable delays. Upon the close of escrow, expected to occur by the end of first quarter of 2003, we intend to pursue financing a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total cost of the land and construction costs of the first phase are estimated to be $70.0 million. We expect that the first phase of construction to be completed in 2004. We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004. Expanding into a new facility would be expected to result in cash expenditures prior to occupancy for the purchase of land and construction costs, which would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

Item 3. Legal Proceedings

        On May 10, 2001, we received notice from XOMA Ltd. and its affiliates ("XOMA"), alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite which are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court (the "XOMA action"). In September, 2001, the Court denied Biosite's request for a preliminary injunction, dismissed XOMA's action in part with leave to amend, and dismissed Biosite's action without prejudice to Biosite's right to plead its claims in defense and counterclaims in the XOMA action. XOMA's complaint, which has now been amended, alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages. On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference. Biosite intends to contest XOMA's claims vigorously. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners and potential partners, with a resulting reduction of our contract revenues. In the third quarter, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the situation between Biosite and XOMA. On January 29, 2002, Large Scale Biology Corporation notified us that it would not perform under the terms of its agreement with us and that it considered itself excused from any duties and obligations under the agreement. We do not agree with Large Scale Biology Corporation's position and are attempting to find a mutually acceptable solution.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded in the over-the-counter market on the Nasdaq National Market, or the NNM, under the symbol BSTE. The following tables set forth the high and low sale prices, for our common stock as reported on the NNM for the periods indicated.

2001	High	Low
First Quarter	$40.500	$25.625
Second Quarter	$58.480	$31.688
Third Quarter	$46.700	$20.040
Fourth Quarter	$27.440	$12.430
2000	High	Low
First Quarter	$40.938	$13.125
Second Quarter	$57.500	$20.625
Third Quarter	$84.625	$35.000
Fourth Quarter	$45.875	$20.125

        There were approximately 76 holders of record of common stock as of March 15, 2002. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6. Selected Financial Data

	Year ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales	$62,155	$51,667	$43,011	$34,424	$31,677
Contract revenue	3,485	3,319	703	2,630	1,244

Total revenues	65,640	54,986	43,714	37,054	32,921
Operating expenses:
Cost of product sales	17,644	15,616	13,636	10,513	6,926
Selling, general and administrative	22,864	18,471	17,581	15,470	14,913
Research and development	13,946	13,303	13,347	11,167	11,662
License and patent disputes	3,204	—	—	4,861	331

Total operating expenses	57,658	47,390	44,564	42,011	33,832
Operating income (loss)	7,982	7,596	(850)	(4,957)	(911)
Interest and other income, net	2,577	1,906	1,788	2,396	2,191
Income (loss) before benefit (provision) for income taxes	10,559	9,502	938	(2,561)	1,280
Benefit (provision) for income taxes	(3,833)	(3,339)	166	1,448	(82)

Net income (loss)	$6,726	$6,163	$1,104	$(1,113)	$1,198

Basic net income (loss) per share	$0.47	$0.45	$0.08	$(0.09)	$0.11

Diluted net income (loss) per share	$0.44	$0.41	$0.08	$(0.09)	$0.09

Common and common equivalent shares used in computing per share amounts(1)
• Basic	14,413	15,430	13,722	15,207	13,032
• Diluted	13,728	12,939	12,939	11,249	13,081
	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$55,497	$36,200	$32,272	$34,229	$39,257
Working capital	65,515	53,667	39,978	41,214	46,611
Total assets	102,740	83,014	68,148	65,809	63,311
Long-term obligations, less current portion	3,542	3,708	4,069	4,038	3,797
Stockholders' equity	90,911	72,886	56,885	54,683	55,090

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

        Our diagnostics business is a leading provider of rapid tests that aid in the diagnosis of a variety of critical diseases and conditions. These tests are sold worldwide primarily for use in hospitals. Our two product platforms are designed to provide rapid results through either qualitative visual readings or meter readings. These platforms are based upon our proprietary technologies in the areas of antibody development, signaling chemistry and micro-capillary fluidics. Our testing formats are designed to measure single analyte targets or multiple analytes simultaneously. They also allow for the analysis of various sample sources, including urine, serum, plasma, whole-blood and stool. Among the products expected to contribute most significantly to product sales in the future are the Triage® Drugs of Abuse Panel, the Triage Cardiac Panel and the Triage BNP Test.

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

        In March 1999, we launched Biosite Discovery, a collaborative research program dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known disease markers and potential markers accessed from pharmaceutical and biotechnology companies in order to determine their diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it is then assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology companies with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed agreements with different clinical and collaborative partners, including Amgen Inc., the TIMI Group of Brigham and Woman's Hospital, Corixa Corporation, Diadexus L.L.C., Duke University, Eli Lilly, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex, Inc., Morphosys AG, Scios Inc. and San Diego VA Medical Center in the areas of cardiovascular, cerebrovascular, infectious disease and oncology. Among the payments we might receive under the agreements are: up-front technology access fees, research funding, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development by our partners, milestone fees on drug targets that reach certain pre-clinical milestones and royalties should products successfully be commercialized as a result of the collaboration.

        Our product sales to date have primarily resulted from sales of the Triage Drugs of Abuse Panel product line. The Triage Drugs of Abuse Panel products are marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher, which accounted for 85% of our product sales in 2001 and 84% in 2000, and internationally by country-specific and regional distributors. Since its launch in 1992, the Triage Drugs of Abuse Panel product line has experienced continued annual revenue growth. We believe, however, that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

        We have reported quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters. Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts. We may not be able to maintain profitability in the future.

        We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  market acceptance of current or new products

  •
  whether and when new products are successfully developed and introduced by us

  •
  changes in the mix of products sold

  •
  the timing and variability of significant orders

  •
  seasonal customer demand

  •
  research and development efforts, including clinical trials and new product scale-up activities

  •
  enforcement, defense and resolution of license and patent disputes

  •
  ability to execute, enforce and maintain license and collaborative agreements necessary to earn contract revenues

  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues

  •
  competitive pressures on average selling prices

  •
  competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

  •
  manufacturing delays or inefficiencies

  •
  potential changes in our relationship with LRE which could impact the manufacture of the Triage meter

  •
  changes in reimbursement policies

  •
  regulatory uncertainties or delays

  •
  product recalls

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

Recent developments

License and patent disputes

        Our dispute with XOMA pertains to patents that were licensed to us in 1998 and 1999. In May 2001, XOMA claimed that we were in breach of its license agreements and subsequently purported to terminate the license, which led to continuing litigation between the two companies. We maintain that we are in full compliance with the license agreements and have not breached our obligations, and therefore there is no basis for termination.

New Antibody Expression Technology

        In February 2002, we announced that we have designed our own novel antibody expression technology that is fundamentally different than that at the center of our dispute with XOMA. Our Biosite Discovery group has already implemented our new technology for the development of new antibodies and we expect that prior to December 31, 2002, all recombinant antibodies used in our diagnostics products will be produced using our new technology. As a result, we believe we are now protected both by the current licenses, which we believe were not validly terminated by XOMA, and our new processes.

New Products—Triage TOX Drug Screen

        In January 2002, we received FDA clearance to market the Triage TOX Drug Screen within the U.S. The Triage TOX Drug Screen is a qualitative test that enables hospital physicians to quickly and conveniently perform toxicology screening of urine for eight classes of commonly abused drugs in approximately fifteen minutes. Based on the Triage MeterPlus platform, the test can be used at the point-of-care as an aid in identifying patients with drug overdose.

New Corporate Headquarters

        We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The estimated purchase price of the land is $27.5 million. As of March 27, 2002 we have deposited $1.0 million in escrow. There are various contingencies that remain before the close of escrow, including obtaining city permits, the grading of the land and construction of an access road that must be complete by January 31, 2003, subject to allowable delays. Upon the close of escrow, expected to occur by the end of first quarter of 2003, we intend to pursue financing a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total cost of the land and construction costs of the first phase are estimated to be $70.0 million. We expect that the first phase of construction to be completed in 2004. We may decide to seek additional capital to fund this new facility.. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004. Expanding into a new facility would be expected to result in cash expenditures prior to occupancy for the purchase of land and construction costs that would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

Critical Accounting Policies Involving Management Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

        Revenue Recognition.    We recognize product sales upon shipment unless there are significant post-delivery obligations or collection is not considered probable at the time of shipment. Generally, we do not have any significant post-delivery obligations associated with our product sales. We accrue for warranty costs and other allowances at the time of shipment based on historical experience, trends and estimates.

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

        The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

        Inventories and Related Allowance for Obsolete and Excess Inventory.    Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of obsolescence.

        Intangible and Other Long-Lived Assets.    At December 31, 2001, we have approximately $28.9 million of long-lived assets, including $13.8 million of property, plant and equipment and $9.2 million of capitalized patents and license rights. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue directly or indirectly. License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license. Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations

Years ended December 31, 2001 and 2000

        Product Sales.    Product sales increased 20% to $62.2 million in 2001 from $51.7 million in 2000. The increase in product sales was primarily attributable to the growth in net sales of our cardiovascular diagnostic products, the Triage Cardiac Panel and Triage BNP Test. Net sales of our meter platform products, consisting of the Triage Cardiac Panel, Triage BNP Test and Triage Meter, were approximately $21.2 million for 2001, as compared to $13.3 million for 2000. The Triage Cardiac Panel's net sales growth was primarily due to growth in our customer base and to a lesser extent due to changes in the average net sales price. The Triage BNP Test was launched in the U.S. in December 2000.

        Net sales of our qualitative platform products, consisting of the Triage Drugs of Abuse Panel and Triage Micro Panels (consisting of the Triage C. difficile Panel and Triage Parasite Panel), were approximately $41.0 million in 2001, as compared to $38.4 million in 2000. The net sales growth for our qualitative platform products was primarily related to an increase in the average net sales prices for our Triage Drugs of Abuse Panel. The impact of the increase in the average net sales price for our Triage Drugs of Abuse Panel was estimated to be $1.5 million. Net sales of the Triage Drugs of Abuse Panel for 2001 were approximately $36.7 million, as compared to $35.2 million in 2000. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

        Contract Revenues.    Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Contract revenues for the year ended December 31, 2001 were $3.5 million as compared to $3.3 million for 2000. Contract revenues recognized during 2001 consisted primarily of research funding and antibody fees. In June 2000, we entered into an alliance with Medarex Inc. Under the terms of the agreement, we receives research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. During 2001 and 2000, we recognized $3.0 million and $1.8 million, respectively, of research funding from the alliance with Medarex. Other contract revenues recognized during 2001 and 2000 included antibody fees, milestone payments and license fees. Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams. These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $4.2 million and $3.5 million in 2001 and 2000, respectively, and are included in research and development expenses. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners with a resulting reduction of our contract revenues. During the fourth quarter of 2001, we established a $267,000 reserve for doubtful accounts related to one of our Biosite Discovery partners as a result of the impact of the XOMA dispute on our collaboration with them.

        Cost of Sales and Gross Profit From Product Sales.    Gross profit from product sales increased 23% to $44.5 million in 2001 from $36.1 million in 2000. The increase in gross profit was primarily attributable to the overall product sales growth. The overall gross margin from product sales increased to 72% for 2001 from 70% for 2000. The overall gross margin for 2001 increased primarily as a result of a greater manufacturing efficiency of our meter platform products, resulting primarily from larger production volumes, during 2001 as compared to 2000. Sales of our meter platform products represented 34% of our product sales in 2001, compared to 26% in 2000.

        Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel during the early stages of their commercialization as incremental manufacturing costs are spread over smaller sales volumes and efficiency issues are addressed. We also expect that although our gross profits may continue to grow, our overall gross margins may continue to decrease as a result of competitive pricing pressures related to the maturing Triage Drugs of Abuse product line and the changing mix of net sales of products with different gross margins.

        LRE manufactures the hand-held meter to be used in all of our Triage Meter System products. We are attempting to update various terms of the agreement including a possible increase in cost of approximately Euro 500, which is approximately $440 based on the exchange rate on March 18, 2002. If we are unable to renegotiate the LRE Agreement, we have agreed to terminate the contract by March 31, 2003, and assume the responsibility for the manufacture of the meter. Assuming the responsibility for the manufacture of the meter may affect our gross margins for the Triage Meters.

        Selling, General and Administrative Expenses (SG&A expenses).    Selling, general and administrative expenses increased 24% to $22.9 million in 2001 from $18.5 million in 2000. Increases in SG&A expenses were primarily associated with the expansion of our sales, clinical education and technical service resources, the expanded sales activities related to our broader product lines, additional marketing activities relating to new products and the increased administrative costs to support our expanded operations and business development activities.

        We expect selling, general and administrative costs in 2002 to be higher than in 2001, as we continue to expand our overall operations, including sales and marketing activities for our new products. We expect greater utilization of expanded sales, clinical education and technical service resources, and continued business development activities and administrative support functions. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our new products and the progress of business development activities.

        Research and Development Expenses.    Research and development expenses increased 5% to $13.9 million in 2001 from $13.3 million in 2000. During 2001, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products, and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery. We expect that our research and development expenses for 2002 to be higher than 2001. The increased expenditures will relate primarily to product development efforts, clinical studies, Biosite Discovery, and new product scale-up activities associated with potential new products. The timing of the expenditures and their magnitude are primarily dependent on the progress and success of the research and development and the timing of potential product launches.

        License and patent disputes.    Expenses associated with license and patent disputes incurred during 2001 totaled $3.2 million. The expenses consisted primarily of legal costs related to our litigation with XOMA. No expenses associated with the XOMA litigation were incurred prior to May 2001. We intend to vigorously defend ourselves in these disputes and expect that the total costs associated with executing our defense in the XOMA litigation may continue to be significant in 2002.

        Interest and Other Income net.    Interest and other income increased $671,000 to $2.6 million in 2001 from $1.9 million in 2000. The increases resulted primarily from the higher average balance of cash and marketable securities during 2001 as compared to 2000. Additionally, in December 2000, we decided to sell one of our marketable debt securities that had fallen below our investment guidelines. The security was sold in January 2001 and resulted in a $300,000 realized loss, which was accrued at December 31, 2000 as a permanent decline in value of the security.

        Benefit (Provision) for Income Taxes.    As a result of the pre-tax income and the estimated tax credits generated in each year, we recorded a provision for income taxes of $3.8 million for 2001 and $3.3 million for 2000. At December 31, 2001, we had net deferred tax assets of $5.5 million. The realization of the deferred tax assets is dependent upon the generation of future taxable income of approximately $14 million. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Years ended December 31, 2000 and 1999

        Product Sales.    Product sales increased 20% to $51.7 million in 2000 from $43.0 million in 1999. The increase in product sales was primarily attributable to the growth in net sales of our Triage Cardiac System, one of our meter platform products. Net sales of our meter platform products, consisting of the Triage Cardiac System and Triage BNP System, were approximately $13.3 million for 2000, as compared to $6.6 million for 1999. The Triage Cardiac System's net sales growth was primarily due to growth in our customer base and greater average product utilization by our customers.

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

        Contract Revenues.    Contract revenues for the year ended December 31, 2000 were $3.3 million as compared to $703,000 for 1999. Contract revenues recognized during 2000 related primarily to the licensing of technology and performance of activities under Biosite Discovery collaborative research and development agreements. In June 2000, we entered into an alliance with Medarex, Inc. During 2000, we recognized $1.8 million in research funding directly from Medarex under the collaboration. The remainder of the contract revenue for 2000 related to research milestones achieved, license fees and antibody development fees. Contract revenue recognized during 1999 related to activities associated with a research and development feasibility study and Biosite Discovery research and development activities. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $3.5 million and $2.9 million in 2000 and 1999, respectively, and are included in research and development expenses.

        Cost of Sales and Gross Profit From Product Sales.    Gross profit from product sales increased 23% to $36.1 million in 2000 from $29.4 million in 1999. The increase in gross profit was primarily attributable to the overall product sales growth. The overall gross margin increased to 70% for 2000 from 68% for 1999. The overall gross margin for 2000 increased primarily as a result of a greater manufacturing efficiency of our meter platform products, primarily the Triage Cardiac System, during 2000 as compared to 1999. During the first quarter of 1999, we experienced significant inefficiencies related to the production of the Triage Cardiac Panel, which resulted in an overall gross margin of 60% during that quarter. Since the first quarter of 1999, our overall quarterly gross margins have ranged between 67% and 73%. During 1999, we were able to utilize some of our manufacturing resources for new product scale-up and validation activities related to products that were under development. The costs of new product scale-up and validation activities were charged to research and development expenses, contributing to the 1999 gross margins.

        Selling, General and Administrative Expenses (SG&A expenses).    Selling, general and administrative expenses increased 5% to $18.5 million in 2000 from $17.6 million in 1999. Increases in SG&A expenses were primarily associated with additional marketing activities relating to new products, the expanded sales activities related to our broader product lines and the increased administrative costs to support our expanded operations and business development activities. SG&A expenses for 1999 included administrative costs totaling approximately $725,000 associated with the reorganization of our manufacturing operations and a business development opportunity that we decided to forego.

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

Liquidity and Capital Resources

        We have financed our operations through revenues from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. At December 31, 2001, the Company had cash, cash equivalents and marketable securities of approximately $55.5 million, an increase of $19.3 million from $36.2 million at December 31, 2000.

        The increase in cash, cash equivalents and marketable securities during 2001 was largely attributable to cash generated from the operating activities of $21.7 million, as compared to $4.6 million during 2000. The cash generated from operating activities included the reduction of accounts receivable of $3.5 million, tax benefit of disqualifying dispositions of $4.6 million and a refund of income taxes paid of $1.7 million. Other sources of cash included the receipt of $6.1 million in proceeds from the issuance of common stock under our stock plans, and the receipt of $2.0 million in proceeds from equipment financing. Significant uses of cash during 2001 included the purchase of leasehold improvement and capital equipment of approximately $6.6 million, principal payments under equipment financing obligations of $2.1 million, and investments in patents, license rights, deposits, and other assets of $2.6 million.

        Our primary short-term needs for capital, which are subject to change, are for the support of our commercialization efforts related to new products, facility expansion, improvements of our manufacturing capacity and efficiency, new product development, license and patent disputes, clinical trials, development and expansion of our Biosite Discovery antibody research capacity, and the continued advancement of research and development efforts. We executed agreements to license technologies patented by others that call for future royalties based on product sales utilizing the licensed technologies. We may enter into additional licensing agreements that may include up-front and annual cash payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

        We are also addressing our future facilities expansion needs. We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The estimated purchase price of the land is $27.5 million. As of March 27, 2002 we have deposited $1.0 million in escrow. There are various contingencies that remain before the close of escrow, including obtaining city permits, the grading of the land and construction of an access road that must be complete by January 31, 2003, subject to allowable delays. Upon the close of escrow, expected to occur by the end of first quarter of 2003, we intend to pursue financing a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total cost of the land and construction costs of the first phase are estimated to be $70.0 million. We expect that the first phase of construction to be completed in 2004. We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004. Expanding into a new facility would be expected to result in cash expenditures prior to occupancy for the purchase of land and construction costs that would be reimbursed from loan proceeds if we're successfully in obtaining financing, and an increase in occupancy costs.

        We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except for a portion of the cost of our facility expansion plan. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. We intend to pursue additional credit facilities to finance a portion of the land purchase price and the subsequent buildings construction costs. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

  •
  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

  •
  the costs and timing of further expansion of sales, marketing and manufacturing activities, expansion of our Biosite Discovery capacity and our facilities expansion needs

  •
  the enforcement, defense and resolution of license and patent disputes

  •
  the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues

  •
  the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products

  •
  changes in third-party reimbursement policies, and

  •
  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

        Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. As of December 31, 2001, we had variable-rate debt totaling approximately $383,000. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

        Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH, LRE, are denominated in Euros and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of December 31, 2001, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies as of December 31, 2001 were not material.

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

Item 10. Directors and Executive Officers of the Registrant

        The information required by this section with respect to Directors is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. Our executive officers, their positions, and ages as of January 31, 2002 are as follows:

Name	Age	Position
Timothy J. Wollaeger	58	Director and Chairman of the Board
Anthony DeMaria, M.D	59	Director
Howard E. Greene, Jr.	59	Director
Lonnie M. Smith	57	Director
Kim D. Blickenstaff	49	Director, President, Chief Executive Officer, Treasurer, and Secretary
Gunars E. Valkirs, Ph.D.	50	Director, Vice President, Biosite Discovery, and Chief Technical Officer
Thomas M. Watlington	46	Senior Vice President, Commercial Operations
Kenneth F. Buechler, Ph.D.	48	Vice President, Research & Development
Christopher R. Hibberd	36	Vice President, Strategic Planning and Business Development
Nadine E. Padilla	41	Vice President, Corporate and Investor Relations
Christopher J. Twomey	42	Vice President, Finance and Chief Financial Officer
Peter Witerzens, Ph.D.	60	Vice President, Operations

        Timothy J. Wollaeger has served as Chairman of the Board of Directors since the Company's inception. He is the general partner of Kingsbury Associates, L.P., a venture capital firm he founded in December 1993. From May 1990 until December 1993, he was Senior Vice President and a director of Columbia Hospital Corporation (now HCA Healthcare Corporation). From October 1986 until July 1993, he was a general partner of the general partner of Biovest Partners, a seed venture capital firm ("Biovest"). He is a director of several privately held medical products companies. Mr. Wollaeger received a B.A. in Economics from Yale University and an M.B.A. from Stanford University.

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

        Howard E. Greene, Jr.    joined the Board of Directors in June 1989. Mr. Greene is an entrepreneur who founded, managed and financed a series of medical technology companies during the past 20 years. From September 1987 to July 1996, Mr. Greene was the founding Chief Executive Officer of Amylin Pharmaceuticals, Inc., a biotechnology company developing drug candidates for treating diabetes ("Amylin"). From October 1986 until July 1993, Mr. Greene was a founding general partner of Biovest. He was Chief Executive Officer of Hybritech Incorporated ("Hybritech") from March 1979 until its acquisition by Eli Lilly & Co. in March 1986, and was co-inventor of Hybritech's patented monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979, and a consultant with McKinsey & Company from 1967 to 1974. He is Chairman of the Board of Epimmune Inc. and a director of Amylin. Mr. Greene received an M.B.A. from Harvard University.

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

        Kim D. Blickenstaff, a founder of the Company, has been President and Chief Executive Officer, Treasurer and Secretary since April 1988. Mr. Blickenstaff also is a director of Micro Therapeutics Incorporated and Medi Spectra Inc. Prior to joining Biosite, he held various positions in finance, operations, research management, sales management, strategic planning, and marketing with Baxter Travenol, National Health Laboratories, and Hybritech. Mr. Blickenstaff holds an M.B.A. from the Graduate School of Business, Loyola University, Chicago.

        Gunars E. Valkirs, Ph.D., a founder of Biosite and a co-inventor of certain of our proprietary technology, has been a director, Vice President and Chief Technical Officer since 1988. Dr. Valkirs has been Vice President, Biosite Discovery since April 2001. Prior to April 2001, he was our Vice President, Research and Development. Before forming Biosite, he was a Scientific Investigator with the Diagnostics Research & Development Group at Hybritech, where he was the primary inventor of Hybritech's patented ICON technology. Dr. Valkirs holds a Ph.D. in Physics from the University of California at San Diego.

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

        Kenneth F. Buechler, Ph.D., a founder of Biosite and a co-inventor of certain of our proprietary technology, has been Vice President, Research and Development since April 2001. From January 1994 to April 2001, he was Vice President, Research and was Director of Chemistry from April 1988 to January 1994. Before forming Biosite, he was a Senior Scientist in the Diagnostics Research and Development Group at Hybritech. Dr. Buechler holds a Ph.D. in Biochemistry from Indiana University.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of January 31, 2002, regarding beneficial ownership of the Company's Common Stock by (i) each director and nominee for director, (ii) each of the Company's officers and former officers named in the Summary Compensation Table set forth herein, (iii) all current directors and executive officers of the Company as a group and (iv) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock. Except as otherwise indicated and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.

	Shares Beneficially Owned	Percent Beneficially Owned
Kopp Investment Advisers, Inc. (1) 7701 France Avenue South Suite 500 Edina, MN 55435	2,476,327	16.9%
Citigroup Inc. (2) 399 Park Avenue New York, NY 10043	1,096,639	7.5%
Wellington Management Company, LLP (3) 75 State Street Boston, MA 02109	848,500	5.8%
Waddell & Reed Investment Management Company (4) 6300 Lamar Avenue Overland Park, KS 66202	771,500	5.3%
Kim D. Blickenstaff (5)	429,299	2.9%
Gunars E. Valkirs, Ph.D. (5)(6)	447,575	3.0%
Kenneth F. Buechler, Ph.D. (5)(7)	413,236	2.8%
Howard E. Greene (5)(8)	287,093	2.0%
Thomas D. Watlington (5)(9)	216,986	1.5%
Christopher J. Twomey (5)(10)	201,358	1.4%
Timothy J. Wollaeger (5)(11)	22,783	*
Lonnie Smith (5)	16,274	*
Anthony DeMaria, M.D. (5)	8,517	*
All directors and executive officers as a group (12 persons) (12)	2,198,912	14.1%

*
Less than 1%

(1)
Pursuant to its Schedule 13G/A dated January 23, 2002 that reported its holdings as of December 31, 2001, Kopp Investment Advisors, Inc. ("KIA") reported the beneficial ownership of 2,476,327 shares of Company Common Stock and stated that such shares are held in a fiduciary or representative capacity by KIA. KIA reports that it has sole voting power as to 689,450 shares, sole dispositive power as to 500,000 shares and shared dispositive power as to 1,976,327 shares. LeRoy C. Kopp owns 100% of the outstanding stock of Kopp Holding Company, of which KIA is a wholly-owned subsidiary. LeRoy C. Kopp reported beneficial ownership of 2,495,827 shares of Company Common Stock, sole voting power with respect to 19,500 shares and sold dispositive power over 19,500 shares.

(2)
Based on a Schedule 13G dated February 5, 2002 that reported its holdings as of December 31, 2001. The Schedule 13G was filed jointly by Salomon Smith Barney Fund ("SB Fund"), Salomon Smith Barney Holdings Inc. ("SSB Holdings") and Citigroup Inc. ("Citigroup"). According to this Schedule 13G, Citigroup is the sole stockholder of SSB Holdings and SSB Holdings is the sole stockholder of SB Fund. In the Schedule 13G, SB Fund reported beneficial ownership of 1,069,700 shares of the Company Common Stock, shared voting power as to 1,069,700 shares and shared dispositive power as to 1,069,700 shares; SSB Holdings reported beneficial ownership of 1,096,639 shares of the Company Common Stock, shared voting power as to 1,096,639 shares and shared dispositive power as to 1,096,639 shares; and Citigroup reported beneficial ownership of 1,096,639 shares of the Company Common Stock, shared voting power as to 1,096,639 shares and shared dispositive power as to 1,096,639 shares. Citigroup stated on this Schedule 13G that the numbers that it provided for beneficial ownership, shares as to which it has shared voting power and shares as to which it has shared dispositive power included shares held by other reporting persons.

(3)
Pursuant to its Schedule 13G dated February 14, 2002 that reported its holdings as of December 31, 2001, Wellington Company LLP ("Wellington") reported beneficial ownership of 848,500 shares on behalf of itself and its wholly-owned subsidiary, Wellington Trust Company NA. The Schedule 13G states that Wellington has shared voting power over 525,600 shares and shared dispositive power over 848,500 shares. The Schedule 13G further states that Wellington is filing the Schedule in its capacity as an investment advisor and that the shares as to which Wellington filed the Schedule are owned of record by its clients.

(4)
Based on a Schedule 13G dated January 7, 2002 that reported its holdings as of December 31, 2001. The Schedule 13G was filed jointly by Waddell & Reed Investment Management Company ("WRIMCO"), Waddell & Reed, Inc. ("WRI"), Waddell & Reed Financial Services Inc. ("WRFSI") and Waddell & Reed Financial, Inc. ("WDR"). According to this Schedule 13G, WRIMCO, WRI, WRFSI and WDR reported beneficial ownership of 771,500 shares of the Company Common Stock, sole voting power as to 771,500 shares and sole dispositive power as to 771,500 shares. In this Schedule 13G, WRIMCO, WRI, WRFSI and WDR state that the securities reported are beneficially owned by one or more open-end investment companies or other managed accounts which are advised or sub-advised by WRIMCO, an investment advisory subsidiary of WRI. WRI is a broker-dealer and underwriting subsidiary of WRFSI, a parent holding company. The Schedule 13G further states that WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. Therefore, WRIMCO may be deemed the beneficial owner of the securities covered by the Schedule 13G. WRIMCO, WRI, WRFSI and WDR state in the Schedule 13G that they are of the view that they are not acting as a "group" for purposes of Section 13(d) under the 1934 Act. Indirect "beneficial ownership" is attributed to the respective parent companies solely because of the parent companies' control relationship to WRIMCO.

(5)
The amounts shown include shares which may be acquired currently or within 60 days after January 31, 2002, through the exercise of stock options as follows: Mr. Blickenstaff, 111,079 shares; Dr. Valkirs, 167,898 shares; Dr. Buechler, 121,681 shares; Mr. Greene, 8,774 shares; Mr. Watlington, 198,686 shares; Mr. Twomey, 128,730 shares; Mr. Wollaeger, 2,783 shares; Mr. Smith, 16,274 shares and Dr. DeMaria, 8,517 shares.

(6)
Includes 278,892 shares held of record by the Valkirs Family Trust as to which Dr. Valkirs has shared voting and investment power and 785 shares held by a family member as to which Dr. Valkirs has shared voting and investment power.

(7)
Includes 291,555 shares held in a trust for the benefit of Dr. Buechler's family as to which Dr. Buechler has shared voting and investment power.

(8)
Includes 278,319 shares held in a trust for the benefit of Mr. Greene's family as to which Mr. Greene has shared voting and investment power.

(9)
Includes 300 shares held in trust for the benefit of Mr. Watlington's niece over which Mr. Watlington has voting and investment power.

(10)
Includes 71,888 shares held in a trust for the benefit of Mr. Twomey's family and 740 shares held by a family member as to which Mr. Twomey has shared voting and investment power.

(11)
Includes 20,000 shares held in trust for the benefit of Mr. Wollaeger's family as to which Mr. Wollaeger has shared voting and investment power.

(12)
Includes as outstanding an aggregate of 898,475 shares which may be acquired currently or within 60 days after January 31, 2002 pursuant to the exercise of options. Also includes 941,739 shares held by family trusts for the benefit of family members of directors and executive officers as to which such directors and executive officers have voting and investment power.

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

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENT
3.(i	)(11)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended.
3.(ii	)(1)	Amended and Restated Bylaws of Biosite.
4.1(1)		Form of Common Stock Certificate with rights legend.
10.1(1	)(A)	Amended and Restated 1989 Stock Plan of Biosite Incorporated.
10.2(4	)(A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated ("1996 Stock Plan").
10.3(1	)(A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.
10.4(1	)(A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.
10.5(5)		Biosite Diagnostics Incorporated Employee Stock Purchase Plan.
10.6(1	)(A)	Form of Indemnity Agreement between the Company and its officers and directors.
10.7(1)		Sublease Agreement between Biosite and General Atomics, dated February 17, 1992, as amended on August 10, 1992, January 21, 1993, October 29, 1993, March 1, 1995 and October 1, 1996.
10.8(1	)(+)	Antibody License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995, as amended on July 26, 1996.
10.9(1	)(+)	Easy Assay License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995.
10.11(1	)(+)	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.
10.12(1	)(+)	Development and Supply Agreement between Biosite and LRE Relais + Elektronik GmbH — Medical Technology, dated September 23, 1994.
10.19(1)		Debenture Purchase Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated as of September 22, 1995.
10.20(1	)(+)	Settlement and License Agreement & Agreement of Dismissal with Prejudice, between Biosite and Abbott Laboratories, dated as of September 6, 1996.
10.21(1)		Lease Agreement between Biosite and TCEP II Properties Limited Partnership dated July 26, 1996.
10.22(1)		Lease Agreement between Biosite and Sorrento West Limited dated September 21, 1994.

10.24(3)		Rights Agreement dated as of October 22, 1997 between Biosite (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.
10.25(9)		Amendment No. 1 to Rights Agreement dated as of December 9, 1999 between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and BankBoston, N.A. as Rights Agent.
10.26(10)		Amendment No. 2 to Rights Agreement dated as of July 18, 2001 between Biosite Incorporated (formally Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) and American Stock Transfer and Trust as successor Rights Agent.
10.27(6	) (+)	Letter Agreement between Biosite and Novartis Pharma AG, dated November 20, 1997.
10.28(7	) (+)	Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. dated April 3, 1998.
10.29(8	) (+)	Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. dated January 1, 2001.
10.30		Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated December 7, 2001.
10.31		First Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 12.2002.
10.32		Second Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 14.2002.
23.1		Consent of Ernst & Young LLP, independent auditors.

(1)
Incorporated by reference to the exhibits of the same number to Biosite's Registration Statement on Form S-1, No. 333-17657.

(2)
Incorporated by reference to Exhibit 16.23 to Biosite's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)
Incorporated by reference to Exhibit 4.1 to Biosite's Registration Statement on Form 8-A, filed on October 28, 1997

(4)
Incorporated by reference to Exhibit A to Biosite's Definitive Proxy Statement dated April 28, 1999 and filed with the Securities and Exchange Commission.

(5)
Incorporated by reference to Exhibit 10.2 to Biosite's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6)
Incorporated by reference to Exhibit 10.25 to Biosite's Annual Report on Form 10-K for the year ended December 31, 1997.

(7)
Incorporated by reference to Exhibit 10.28 to Biosite's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(8)
Incorporated by reference to Exhibit 10.28 to Biosite's Annual Report on Form 10-K for the year ended December 31, 2000.

(9)
Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Biosite's Registration Statement on Form 8-A, filed on July 18, 2001.

(10)
Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Biosite's Registration Statement on Form 8-A, filed on July 18, 2001.

(11)
Incorporated by reference to Exhibit 3(i) to Biosite's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(A)
Indicates management contract or compensatory plan or arrangement.

        (+) Confidential treatment has been granted for certain portions of these exhibits.

        (*) Confidential treatment has been requested for certain portions of this exhibit.

(b)
Reports on Form 8-K

        We did not file any report on Form 8-K in the quarter ended December 31, 2001.

BIOSITE INCORPORATED
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biosite has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

BIOSITE INCORPORATED
Date: March 28, 2002	By:	/s/ KIM D. BLICKENSTAFF Kim D. Blickenstaff President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	President, Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2002
/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey	Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 28, 2002
/s/ TIMOTHY J. WOLLAEGER Timothy J. Wollaeger	Chairman of the Board	March 28, 2002
/s/ ANTHONY DEMARIA Anthony DeMaria, M.D.	Director	March 28, 2002
/s/ HOWARD E. GREENE, JR. Howard E. Greene, Jr.	Director	March 28, 2002
/s/ LONNIE M. SMITH Lonnie M. Smith	Director	March 28, 2002
/s/ GUNARS E. VALKIRS Gunars E. Valkirs, Ph.D.	Director	March 28, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Biosite Incorporated

        We have audited the accompanying balance sheets of Biosite Incorporated as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosite Incorporated as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                        ERNST & YOUNG LLP

San Diego, California
January 18, 2002

BIOSITE INCORPORATED

BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$13,011	$1,800
Marketable securities, available-for-sale	42,486	34,400
Accounts receivable	8,254	11,794
Inventories	7,117	6,445
Income taxes receivable	155	1,083
Deferred income taxes	1,329	2,337
Prepaid expenses and other current assets	1,450	2,228

Total current assets	73,802	60,087
Property, equipment and leasehold improvements, net	13,840	10,681
Deferred income taxes	4,207	3,182
Patents and license rights, net	9,208	8,614
Deposits and other assets	1,683	450

Total assets	$102,740	$83,014

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,326	$1,293
Accrued salaries and other	3,953	3,103
Current portion of long-term obligations	2,008	2,024

Total current liabilities	8,287	6,420
Long-term obligations	3,542	3,708
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,639 and 14,127 shares issued and outstanding at December 31, 2001 and 2000, respectively	146	141
Additional paid-in capital	75,891	65,085
Unrealized net gain (loss) on marketable securities, net of related tax effect of $270 and $(56) at December 31, 2001 and 2000, respectively	405	(83)
Retained earnings	14,469	7,743

Total stockholders' equity	90,911	72,886

Total liabilities and stockholders' equity	$102,740	$83,014

See accompanying notes.

BIOSITE INCORPORATED

STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Product sales	$62,155	$51,667	$43,011
Contract revenues	3,485	3,319	703

Total revenues	65,640	54,986	43,714
Operating expenses:
Cost of product sales	17,644	15,616	13,636
Selling, general and administrative	22,864	18,471	17,581
Research and development	13,946	13,303	13,347
License and patent disputes	3,204	—	—

Total operating expenses	57,658	47,390	44,564

Operating income (loss)	7,982	7,596	(850)
Interest and other income, net	2,577	1,906	1,788

Income before benefit (provision) for income taxes	10,559	9,502	938
Benefit (provision) for income taxes	(3,833)	(3,339)	166

Net income	$6,726	$6,163	$1,104

Net income per share:
Basic	$0.47	$0.45	$0.08

Diluted	$0.44	$0.41	$0.08

Shares used in calculating per share amounts:
Basic	14,413	13,722	13,032

Diluted	15,430	15,207	13,728

See accompanying notes.

BIOSITE INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Deferred Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	—	$—	12,927	$129	$54,251	$35	$(208)	$476	$54,683
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,104	1,104
Other comprehensive income, net of tax
Change in unrealized net gain (loss) on marketable securities	—	—	—	—	—	(166)	—	—	(166)
Comprehensive income	—	—	—	—	—	—	—	—	938
Issuance of common stock under employee stock plans	—	—	252	3	1,331	—	—	—	1,334
Repurchase and retirement of common stock	—	—	(38)	(1)	(358)	—	—	—	(359)
Deferred compensation related to cancelled stock options	—	—	—	—	(20)	—	20	—	—
Amortization of deferred compensation	—	—	—	—	—	—	95	—	95
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	194	—	—	—	194

Balance at December 31, 1999	—	—	13,141	131	55,398	(131)	(93)	1,580	56,885
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,163	6,163
Other comprehensive income, net of tax
Change in unrealized net gain (loss) on marketable securities	—	—	—	—	—	48	—	—	48
Comprehensive income	—	—	—	—	—	—	—	—	6,211
Issuance of common stock under stock plans, net	—	—	986	10	5,626	—	—	—	5,636
Amortization of deferred compensation	—	—	—	—	—	—	93	—	93
Compensation related to stock options granted to non-employees	—	—	—	—	76	—	—	—	76
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	3,985	—	—	—	3,985

Balance at December 31, 2000	—	—	14,127	141	65,085	(83)	—	7,743	72,886
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,726	6,726
Other comprehensive income, net of tax
Change in unrealized net gain (loss) on marketable securities	—	—	—	—	—	488	—	—	488
Comprehensive income	—	—	—	—	—	—	—	—	7,214
Issuance of common stock under stock plans, net	—	—	512	5	6,136	—	—	—	6,141
Compensation related to stock options granted to non-employees	—	—	—	—	50	—	—	—	50
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	4,620	—	—	—	4,620

Balance at December 31, 2001	—	$—	14,639	$146	$75,891	$405	$—	$14,469	$90,911

See accompanying notes.

BIOSITE INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities:
Net income	$6,726	$6,163	$1,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,173	4,108	3,661
Amortization of deferred compensation and non-cash equity compensation	50	214	95
Deferred income taxes	532	1,159	(325)
Changes in operating assets and liabilities:
Accounts receivable	3,540	(5,602)	382
Inventory	(672)	(386)	(1,695)
Income taxes and other current assets	5,450	(379)	94
Accounts payable	1,033	(538)	328
Accrued liabilities	850	(141)	720

Net cash provided by operating activities	21,682	4,598	4,364
Investing activities:
Proceeds from sales and maturities of marketable securities	44,865	27,220	29,082
Purchase of marketable securities	(52,136)	(33,863)	(23,570)
Purchase of property, equipment and leasehold improvements	(6,583)	(4,098)	(5,180)
Patents, license rights, deposits and other assets	(2,576)	(1,966)	(2,173)

Net cash used in investing activities	(16,430)	(12,707)	(1,841)
Financing activities:
Proceeds from issuance of equipment loans payable	1,951	1,841	2,094
Principal payments under long-term obligations	(2,133)	(2,117)	(1,760)
Proceeds from issuance of stock under stock plans, net	6,141	5,591	1,334
Repurchase of common stock, net	—	—	(359)

Net cash provided by financing activities	5,959	5,315	1,309

Increase (decrease) in cash and cash equivalents	11,211	(2,794)	3,832
Cash and cash equivalents at beginning of year	1,800	4,594	762

Cash and cash equivalents at end of year	$13,011	$1,800	$4,594

Supplemental disclosures of cash flow information:
Interest paid	$432	$492	$441

Income taxes paid (refund)	$(1,693)	$1,779	$2

Income tax benefit of disqualifying dispositions of stock	$4,620	$3,985	$194

See accompanying notes.

BIOSITE INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Policies

Organization and Business Activity

        Biosite Incorporated was established in 1988. We are a research-based diagnostics company dedicated to the discovery and development of novel protein-based tests that improve a physician's ability to diagnose disease. We combine separate, yet integrated, discovery and diagnostics businesses to access proteomics research, identify proteins with high diagnostic utility, develop and commercialize products and educate the medical community on new approaches to diagnosis.

        Our diagnostics business is a leading provider of rapid immunoassays, or antibody-based diagnostic tests, that aid in the diagnosis of a variety of critical diseases. These tests are sold worldwide primarily for use in hospitals, although we believe that in the future certain tests may have applications in other clinical sites. Our two product platforms are designed to provide rapid results through either qualitative visual readings or quantitative meter readings. These platforms are based upon our proprietary technologies in the areas of antibody development, signaling chemistry and micro-capillary fluidics. Our testing formats are designed to measure single analyte targets or multiple analytes simultaneously. They also allow for the analysis of various sample sources, including urine, serum, plasma, whole-blood and stool.

        The principal market for our products is comprised of hospitals, which number approximately 5,000 in the United States. We focus our direct efforts on larger centers with more than 200 beds. In selling our products, we work with employees from a variety of areas within the hospital. These include laboratory administrators, who are generally the primary purchaser, emergency room physicians, specialists and administrative personnel. In marketing our products we utilize a direct sales team that includes account executives, who have extensive experience selling cardiovascular devices or drugs. The Fisher HealthCare division, Fisher, of the Fisher Scientific Company distributes our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals. In international markets we utilize a network of country-specific and regional distributors.

        In March 1999, we launched Biosite Discovery, which is dedicated to the identification of new protein markers of acute diseases that lack good diagnostic tests. Through Biosite Discovery we access potential diagnostic targets via internal research or collaborations with partners. We access protein targets, select promising candidates, develop immunoassays for these targets and run the assays against patient samples provided by clinical collaborators in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it is then assessed for commercialization potential, with high value markers added to our product development pipeline. We conduct marker mining on known proteins identified through our independent research and on protein targets accessed from biotechnology and pharmaceutical partners. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use. In return, in addition to fees, we seek licenses to their protein targets' diagnostic rights. We believe this collaborative model is attractive to potential partners, that might otherwise have forego antibody development for certain targets or incur significant cost to access antibodies for their targets. Under Biosite Discovery, we have executed collaborative agreements with partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

Segment Information and Major Customers

        Financial Accounting Standards Board's Statement No. 131, Segment Information, FAS 131, amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in FAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by us in deciding how to allocate resources and in assessing performance. FAS 131 also requires disclosures about our products and services, geographic areas and major customers.

        Management of Biosite has determined that we currently operate principally in one operating segment: the discovery, development, manufacture and marketing of rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. Our chief operating decision-making group is the Management Group, which is comprised of the Chief Executive Officer, Senior Vice President and Vice Presidents. The Management Group primarily decides how to allocate resources based on the overall operating results and the contribution of each functional area towards achieving our business and financial goals. Our principal functional areas are: 1) Finance and Administration 2) Sales and Marketing 3) Research and Development and 4) Manufacturing.

        Our U.S. distributor accounted for 85%, 84% and 83% of the product sales in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, receivable amounts due from our U.S. distributor represented approximately 82% and 88%, respectively, of our accounts receivable. Export sales to international customers amounted to $7,719,000, $5,982,000, and $4,820,000 in 2001, 2000 and 1999, respectively.

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

Marketable Securities

        Based on the nature of the assets held by us and management's investment strategy, our investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase. Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of comprehensive income. At December 31, 2001, we had no investments that were classified as trading or held-to-maturity as defined by the Statement. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value and are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Inventories

        Inventories are valued at the lower of cost (first in, first out) or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of obsolescence.

Property, Equipment and Leasehold Improvements

        Property, equipment and leasehold improvements are stated at cost.

Depreciation and Amortization

        Depreciation of property and equipment is computed using the straight-line method over three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

License Rights

        License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license.

Long-lived and Intangible Assets

        Our policy is to review the carrying amounts of long-lived and intangibles assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of intangible assets, management's policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary. We do not believe the carrying amounts of intangible assets are impaired at December 31, 2001.

Stock Options

        We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, APB 25, and related interpretations in accounting for our stock options. For options granted during the one-year period prior to our initial public offering of common stock, we recorded and amortized, over the related vesting periods, deferred compensation representing the excess of the value for accounting purposes of the options granted over their aggregate exercise price. Stock options issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF 96-18 and are periodically re-measured as the stock options vest.

Research and Development

        Research and development costs are expensed as incurred. Such cost include personnel costs, supplies, clinical trials, allocated facilities, depreciation, amortization and other indirect costs.

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

Earnings Per Share

        Earnings per share, EPS, is computed in accordance with the Financial Accounting Standards Board's Statement No. 128, Earnings per share, FAS 128. FAS 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options. Common stock equivalents are not considered in loss years as the effect is antidilutive.

        Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Shares used in calculating per share amounts — Basic (Weighted average common shares outstanding)	14,413	13,722	13,032
Effect of common share equivalents:
Net effect of dilutive common stock options using the treasury stock method	1,017	1,485	696

Shares used in calculating per share amounts — Diluted	15,430	15,207	13,728

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

Effect of New Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations,FAS 141 and No. 142, Goodwill and Other Intangibles Assets, FAS 142. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective October 1, 2002 but may early adopt in the first quarter of 2002. We do not believe that the adoption of these standards will have a material impact on the our financial statements.

        In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", FAS 144, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FAS 144 supercedes the

Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. FAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe the adoption of FAS 144 will have a significant effect on our financial statements.

Reclassification

        Certain amounts in the 1999 financial statements have been reclassified to conform to the presentation of the 2001 and 2000 financial statements.

2. Licensing Rights and Agreements

        We have entered into licensing agreements to utilize certain antibodies and/or technologies in exchange for up-front, annual, milestone, or royalty payments or a combination thereof. Certain of the up-front and annual payments are creditable towards future royalties payable. Royalties may be payable at various rates for product sales derived from the licensed technologies. At December 31, 2001 and 2000, total cost of license rights was $14.9 million and $13.4 million, respectively and accumulated amortization of the license rights was approximately $6.0 million and $5.4 million, respectively.

3. Biosite Discovery and Significant Collaborative and Distribution Agreements

        In March 1999, we launched Biosite Discovery, which is dedicated to the identification of new protein markers of acute diseases that lack good diagnostic tests. Through Biosite Discovery, we access protein targets, select promising candidates, develop immunoassays for these targets and run the assays against patient samples provided by clinical collaborators in order to determine diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it is then assessed for commercialization potential, with high value markers added to our product development pipeline. We conduct marker mining on known proteins identified through our independent research and on protein targets accessed from biotechnology and pharmaceutical partners. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology partners with high throughput development of high affinity antibodies for research use. In return, we seek licenses to their protein targets diagnostic rights in addition to fees. We believe this collaborative model is attractive to potential partners, that might otherwise have forego antibody development for certain targets or incur significant cost to access antibodies for their targets. Under Biosite Discovery, we have executed collaborative agreements with partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

        In 2000 we entered into an agreement with Medarex, Inc. through which we are combining our proprietary phage display technology with Medarex's proprietary transgenic mouse technology to offer a process for high throughput development of high affinity fully human antibodies. This process is being provided as a service to biotechnology and pharmaceutical companies, which require high affinity, fully human antibodies for use in conducting drug target validation and, or, characterization experiments. Under the terms of the eight-year agreement, Medarex provides Biosite with research funding of $3 million per year.

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

        During 2001, 2000 and 1999, the Company recognized contract revenues of $3.5 million, $3.3 million and $703,000, respectively, related to activities performed or milestones achieved under the collaborative agreements. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $4.2 million, $3.5 million and $2.9 million in 2001, 2000 and 1999, respectively, and are included in research and development expenses.

4. Cash, Cash Equivalents and Marketable Securities

        The following is a summary of cash, cash equivalents and available-for-sale marketable securities by balance sheet classification at December 31, 2001 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,127	$—	$—	$7,127
Certificate of deposit	287	—	—	287
U.S. Municipalities debt securities	340	—	—	340
Money market fund	5,257	—	—	5,257

	13,011	—	—	13,011
Marketable securities:
U.S. Government debt securities	12,606	233	(21)	12,818
U.S. Municipalities debt securities	1,360	31	—	1,391
Corporate debt securities	25,516	442	(9)	25,949
Certificate of deposit	2,329	6	(7)	2,328

	41,811	712	(37)	42,486

Total cash, cash equivalents and available-for-sale marketable securities	$54,822	$712	$(37)	$55,497

        The following is a summary of cash, cash equivalents and available-for-sale marketable securities by balance sheet classification at December 31, 2000 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$1,054	$—	$—	$1,054
Money market fund	346	—	—	346
Certificate of deposit	400	—	—	400

	1,800	—	—	1,800
Marketable securities:
U.S. Government debt securities	7,288	28	(5)	7,311
Corporate debt securities	27,252	110	(273)	27,089

	34,540	138	(278)	34,400

Total cash, cash equivalents and available-for-sale marketable securities	$36,340	$138	$(278)	$36,200

        The amortized cost and estimated fair value of available-for-sale marketable securities at December 31, 2001, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Marketable securities:
Due in one year or less	$14,516	$14,741
Due after one year through two years	18,927	19,277
Due after two years	8,368	8,468

	$41,811	$42,486

        Gross realized gains from the sale of cash, cash equivalents, and marketable securities were approximately $100,000, $6,000, and $8,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Gross realized losses from the sale of cash, cash equivalents, and marketable securities were approximately $128,000, $321,000 and $54,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Balance Sheet Information

        Net inventories consist of the following (in thousands):

	December 31,
	2001	2000
Raw materials	$2,007	$2,207
Work in process	3,809	3,287
Finished goods	1,301	951

	$7,117	$6,445

        Property, equipment and leasehold improvements consist of the following (in thousands):

	December 31,
	2001	2000
Machinery and equipment	$21,934	$16,799
Computer equipment	4,022	3,287
Furniture and fixtures	1,215	1,194
Leasehold improvements	5,352	4,793

	32,523	26,073
Less accumulated depreciation and amortization	(18,683)	(15,392)

	$13,840	$10,681

        Depreciation expense was approximately $3,423,000, $3,354,000 and $2,987,000 for years ended December 31, 2001, 2000 and 1999, respectively.

        Accrued salaries and other liabilities consist of the following (in thousands):

	December 31,
	2001	2000
Salaries and employee benefits	$2,851	$2,225
Other accrued liabilities	1,102	878

	$3,953	$3,103

6. Debt and Commitments

        Debt consisted of the following (in thousands):

	December 31,
	2001	2000
Equipment financing notes, payable $221 monthly including interest at 5.91% to 8.72% due April 2002 to December 2006; secured by equipment	$5,550	$5,732
Less current portion	2,008	2,024

Total long-term obligations	$3,542	$3,708

        As of December 31, 2001, approximate future principal payments of the equipment financing notes are due as follows: 2002—$2,008,000; 2003—$1,508,000; 2004—$1,135,000; 2005—$605,000; 2006—$294,000 and thereafter—$0.

        Interest charged to expense to arrive at operating income (loss) was approximately $432,000, $492,000, and $441,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        We lease our office, manufacturing and research facilities under operating leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases. We record rent expense on a straight-line basis over the term of the leases.

        Approximate annual future minimum operating lease payments as of December 31, 2001 are as follows (in thousands):

Year	Operating Leases
2002	$1,383
2003	1,889
2004	1,188
2005	459
2006	—
Thereafter	—

Total minimum lease payments	$4,919

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,409,000, $1,296,000 and $1,076,000, respectively. Cost of equipment under equipment financing notes was approximately $10,957,000 and $10,612,000 at December 31, 2001, and 2000, respectively. Accumulated depreciation of equipment under equipment financing at December 31, 2001 and 2000 was approximately $6,039,000 and $5,534,000, respectively.

        We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The estimated purchase price of the land is $27.5 million. As of December 31, 2001 we have deposited $250,000 in escrow, and committed to provide an additional $750,000 upon satisfaction of certain contingencies. The total $1 million would serve as an initial escrow deposit. There are various contingencies that remain before the close of escrow, including obtaining city permits, the grading of the land and construction of an access road that must be complete by January 31, 2003, subject to allowable delays. Upon the close of escrow, expected to occur by the end of first quarter of 2003, we intend to pursue financing a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total cost of the land and construction costs of the first phase are estimated to be $70.0 million. We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004. Expanding into a new facility would be expected to result in cash expenditures prior to occupancy for the purchase of land and construction costs which would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

7. Stockholders' Equity

Stock Plans

        In December 1996, we adopted the 1996 Stock Incentive Plan (the "1996 Stock Plan"). The 1996 Stock Plan replaced our 1989 Stock Plan. Although all future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The Stock Plans provide for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. As of December 31, 2001, a pool of 4,400,000 shares has been reserved for issuance under the 1996 Stock Plan. Additionally, any unpurchased shares of common stock pursuant to unissued, expired or cancelled options under the 1989 Stock Plan become available for awards under the 1996 Stock Plan. During the year ended December 31, 2001, we issued no shares of common stock to outside consultants for services received by the Company. As of December 31, 2001, 144,476 shares have been sold directly under the 1989 Plan and no shares were available for future issuance under the 1989 Stock Plan.

        The options are generally subject to four-year vesting and expire ten years from the date of grant. At December 31, 2001, 373,720 shares were available for future issuance of common stock or grant of options to purchase common stock under the 1996 Stock Plan.

        Information with respect to our Stock Plans option activity is as follows:

	Shares	Weighted average exercise price
	(in thousands)
Balance at December 31, 1998	2,260	$8.24
Granted at fair value	965	$10.11
Exercised	(192)	$4.23
Cancelled	(183)	$10.98

Balance at December 31, 1999	2,850	$8.97
Granted at fair value	1,110	$29.60
Exercised	(935)	$6.08
Cancelled	(173)	$13.50

Balance at December 31, 2000	2,852	$17.67
Granted at fair value	1,225	$34.57
Exercised	(422)	$11.51
Cancelled	(198)	$26.58

Balance at December 31, 2001	3,457	$23.90

        The following is a further breakdown of the options outstanding under the 1989 Stock Plan and 1996 Stock Plan as of December 31, 2001:

Range of exercise price	Options outstanding (in thousands)	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price of options exercisable
$1.00-$12.12	917	6.75	$8.87	636	$8.47
$12.13-$23.77	898	7.84	$16.14	445	$15.19
$24.21-$38.00	878	8.64	$31.49	290	$31.59
$38.06-$69.56	764	9.39	$42.34	117	$42.67

$1.00-$69.56	3,457	8.10	$23.90	1,488	$17.68

        Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 2001, 2000 and 1999:

	2001	2000	1999
Risk-free interest rate	4.46%	5.16%	6.36%
Volatility	90%	92%	83%
Dividend yield	0%	0%	0%
Expected life of options	5.5 years	6 years	5 years

        For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our adjusted pro forma information is as follows:

	Year ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Adjusted pro forma net income (loss)	$(6,329)	$(888)	$(2,249)
Adjusted pro forma basic net income (loss) per share	$(0.44)	$(0.06)	$(0.17)

        The pro forma effects on net income for 2001, 2000 and 1999 are not likely to be representative of the effects on reported net income or loss in future years. In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

Employee Stock Purchase Plan

        In December 1996, we adopted an Employee Stock Purchase Plan ("ESPP") which provides employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. A pool of 550,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions). During the years ended December 31, 2001, 2000 and 1999, 91,857, 82,610 and 60,773 shares, respectively, were issued under the ESPP. As of December 31, 2001, 188,702 shares of common stock were available for issuance under the ESPP.

        At December 31, 2001, a total of 562,422 shares of the Company's common stock were reserved for future issuances under the Company's stock plans and employee stock purchase plan.

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

8. Income Taxes

        Significant components of the income tax benefit (provision) are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$0	$0	$(124)
State	(89)	(150)	(35)

	(89)	(150)	(159)
Deferred:
Federal	(3,422)	(2,815)	229
State	(322)	(374)	96

	(3,744)	(3,189)	325

	$(3,833)	$(3,339)	$166

        As of December 31, 2001, we had federal research and development, California research and development, and California manufacturers' credit carryforwards of approximately $2,487,000, $1,561,000, and $530,000, respectively. The federal research and development, California research and development, and California manufacturers' credits will begin expiring in 2004, unless previously utilized. As of December 31, 2001, we had federal and California tax net operating loss carryforwards of approximately $1,446,000 and $546,000, respectively, which will begin to expire in 2019 and 2004, respectively, unless previously utilized.

        Pursuant to Internal Revenue Code Section 382 and 383, use of the Company's tax credit and loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period. However, any annual limitation is not expected to have a material adverse effect on our ability to utilize its tax credit carryforwards.

        Significant components of our deferred tax assets as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Research and development credit	$3,517	$3,119
Alternative minimum tax credit	288	287
California manufacturers' investment credit	350	388
Net operating loss carryforwards	524	856
Reserves and accruals	781	599
Other, net	150	412

Total deferred tax assets	5,610	5,661
Deferred tax liability:
Tax over book amortization	(74)	(142)

Net deferred tax assets	$5,536	$5,519

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

        The reconciliation of income tax computed at the federal statutory tax rate to the benefit (provision) for income taxes at the U.S. federal statutory tax rate to income tax expense is as follows:

	December 31,
	2001	2000	1999
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.9	5.9	7.4
Federal tax credits	(2.8)	(3.5)	(47.3)
State tax credits	(2.4)	(2.7)	(22.4)
Other	0.6	0.4	9.6

Effective rate	36.3%	35.1%	(17.7)%

9. Employee Savings Plan

        In 1991, we implemented a 401(k) program that allows all qualifying employees to contribute up to a maximum of 20% of their annual salary, subject to annual limits. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been approved or made.

10. License and Patent Disputes

        Expenses associated with license and patent disputes incurred during the year ended December 31, 2001 totaled $3.2 million. The expenses consisted primarily of legal costs related to our litigation with XOMA Ltd. and its affiliates, ("XOMA"). No expenses associated with the XOMA litigation were incurred prior to May 2001. On May 10, 2001, we received notice from XOMA, alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threats to terminate the agreements. On July 5, 2001, XOMA filed a complaint in the same court (the "XOMA action"). In September, 2001, the Court denied Biosite's request for a preliminary injunction, dismissed XOMA's action in part with leave to amend, and dismissed Biosite's action without prejudice to Biosite's right to plead its claims in defense and counterclaims in the XOMA action. XOMA's complaint, which has now been amended, alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages. On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference. Biosite intends to contest XOMA's claims vigorously. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners and potential partners, with a resulting reduction of our contract revenues. In the third quarter, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the situation between Biosite and XOMA.

11. Quarterly Information (Unaudited)

        The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Product sales	$14,197	$15,339	$15,941	$16,678
Contract revenues	954	877	1,066	588
Gross profit — product sales	9,857	10,992	11,797	11,865
Income before income taxes	2,497	3,164	3,449	1,449
Net income	1,529	1,917	2,130	1,150
Net income per share
• Basic	$0.11	$0.13	$0.15	$0.08
• Diluted	$0.10	$0.12	$0.14	$0.08
Shares used in calculating per share amounts
• Basic	14,153	14,373	14,538	14,582
• Diluted	15,317	15,751	15,463	15,109
	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Product sales	$12,198	$13,134	$13,330	$13,005
Contract revenues	715	310	1,052	1,241
Gross profit — product sales	8,361	9,581	9,394	8,715
Income before income taxes	2,026	2,231	3,322	1,924
Net income	1,324	1,356	2,022	1,462
Net income per share
• Basic	$0.10	$0.10	$0.15	$0.11
• Diluted	$0.09	$0.09	$0.13	$0.10
Shares used in calculating per share amounts
• Basic	13,237	13,681	13,923	14,035
• Diluted	14,840	15,019	15,620	15,206

Schedule II

Biosite Incorporated

Valuation and Qualifying Accounts

		COL. C
	COL. B	Additions			COL. D		COL. E
COL. A
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions Describe		Balance at End of Period
Description
Year ended December 31, 2001
Allowance for doubtful accounts	$5,302	$53,723	$266,500	(4)	$6,563	(1)	$318,962
Reserve for obsolete or excess inventory	$437,737	$249,949	$—		$249,761	(2)	$437,925
Warranty reserve for Triage Meters	$63,727	$54,801	$—		$—		$118,528
Year ended December 31, 2000
Allowance for doubtful accounts	$17,651	$16,572	$—		$28,921	(1)	$5,302
Reserve for obsolete or excess inventory	$630,651	$378,650	$—		$571,564	(2)	$437,737
Warranty reserve for Triage Meters	$170,373	$—	$—		$106,646	(3)	$63,727
Year ended December 31, 1999
Allowance for doubtful accounts	$18,032	$4,999	$—		$5,380	(1)	$17,651
Reserve for obsolete or excess inventory	$798,644	$741,856	$—		$909,849	(2)	$630,651
Warranty reserve for Triage Meters	$—	$170,373	$—		$—		$170,373
(1)
Uncollectible accounts written off, net of recoveries

(2)
Write off of obsolete or excess inventory

(3)
Adjustment of estimated warranty reserve based on ability to pass through warranty responsibilities to manufacturer

(4)
Allowance for uncollectible contract revenue. Expense charged against contract revenue.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
BIOSITE INCORPORATED FORM 10-K INDEX
PART I
RISK FACTORS
PART II
PART III
PART IV
BIOSITE INCORPORATED SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
BIOSITE INCORPORATED BALANCE SHEETS (in thousands, except par value)
BIOSITE INCORPORATED STATEMENTS OF INCOME (in thousands, except per share amounts)
BIOSITE INCORPORATED STATEMENTS OF CASH FLOWS (in thousands)
BIOSITE INCORPORATED NOTES TO FINANCIAL STATEMENTS
Schedule II Biosite Incorporated Valuation and Qualifying Accounts