Form 10-K/A
period 2001-12-31
BIOSITE DIAGNOSTICS INC
filed 2002-04-17
CIK 834306

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This Form 10-K/A is filed with the Securities and Exchange Commission for the sole purpose of revising Item 6 Selected Financial Data as a result of transposition errors in the section entitled "—Common and common equivalent shares used in computing per share amounts". There are no changes to the earnings per share, or other reported amounts in the selected financial table.

Item 6. Selected Financial Data

(in thousands, except per share data)

	Year ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Revenues:
Product sales	$62,155	$51,667	$43,011	$34,424	$31,677
Contract revenue	3,485	3,319	703	2,630	1,244

Total revenues	65,640	54,986	43,714	37,054	32,921
Operating expenses:
Cost of product sales	17,644	15,616	13,636	10,513	6,926
Selling, general and administrative	22,864	18,471	17,581	15,470	14,913
Research and development	13,946	13,303	13,347	11,167	11,662
License and patent disputes	3,204	—	—	4,861	331

Total operating expenses	57,658	47,390	44,564	42,011	33,832
Operating income (loss)	7,982	7,596	(850)	(4,957)	(911)
Interest and other income, net	2,577	1,906	1,788	2,396	2,191
Income (loss) before benefit (provision) for income taxes	10,559	9,502	938	(2,561)	1,280
Benefit (provision) for income taxes	(3,833)	(3,339)	166	1,448	(82)

Net income (loss)	$6,726	$6,163	$1,104	$(1,113)	$1,198

Basic net income (loss) per share	$0.47	$0.45	$0.08	$(0.09)	$0.11

Diluted net income (loss) per share	$0.44	$0.41	$0.08	$(0.09)	$0.09

Common and common equivalent shares used in computing per share amounts (1)
– Basic	14,413	13,722	13,032	12,939	11,249
– Diluted	15,430	15,207	13,728	12,939	13,081
	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$55,497	$36,200	$32,272	$34,229	$39,257
Working capital	65,515	53,667	39,978	41,214	46,611
Total assets	102,740	83,014	68,148	65,809	63,311
Long-term obligations, less current portion	3,542	3,708	4,069	4,038	3,797
Stockholders' equity	90,911	72,886	56,885	54,683	55,090

(1)
Computed on the basis described in Note 1 of Notes to Financial Statements.

BIOSITE INCORPORATED
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biosite has duly caused this amendment to report to be signed on its behalf of the undersigned, thereunto duly authorized.

BIOSITE INCORPORATED

/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey	Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)	April 16, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
BIOSITE INCORPORATED SIGNATURES