Form 10-Q
period 2002-03-31
BIOSITE DIAGNOSTICS INC
filed 2002-05-14
CIK 834306

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at May 1, 2002 was 14,700,442.

BIOSITE INCORPORATED
FORM 10-Q

Biosite®, Triage®, Omniclonal® and Immediate Response Diagnostics® are registered trademarks of the Company. The Company's logo is also a trademark or service mark of the Company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSITE INCORPORATED

Condensed Balance Sheets

(in thousands, except par value)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$13,444	$13,011
Marketable securities, available-for-sale	45,821	42,486
Accounts receivable, net	6,699	8,254
Inventories, net	7,567	7,117
Other current assets	2,998	2,934

Total current assets	76,529	73,802
Property, equipment and leasehold improvements, net	14,224	13,840
Patents and license rights, net	8,893	9,208
Other assets	7,012	5,890

	$106,658	$102,740

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,446	$2,326
Accrued salaries and other	4,782	3,953
Current portion of long-term obligations	2,151	2,008

Total current liabilities	9,379	8,287
Long-term obligations	4,522	3,542
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,690 and 14,639 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	147	146
Additional paid-in capital	76,332	75,891
Unrealized net gain (loss) on marketable securities, net of related tax effect	174	405
Retained earnings	16,104	14,469

Total stockholders' equity	92,757	90,911

	$106,658	$102,740

Note:
The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2002	2001
Revenues:
Net sales	$17,794	$14,197
Contract revenue	854	954

Total revenues	18,648	15,151
Operating expenses:
Cost of product sales	5,702	4,340
Selling, general and administrative	6,064	5,605
Research and development	3,577	3,284
License and patent disputes	1,317	—

Total operating expenses	16,660	13,229
Operating income	1,988	1,922
Interest and other income	624	575

Income before provision for income taxes	2,612	2,497
Provision for income taxes	(978)	(968)

Net income	$1,634	$1,529

Net income per share:
–Basic	$0.11	$0.11

–Diluted	$0.11	$0.10

Shares used in calculating per share amounts:
–Basic	14,671	14,153

–Diluted	15,223	15,317

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net cash provided by operating activities	$4,692	$8,687
INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	5,066	5,081
Purchase of marketable securities	(8,787)	(9,590)
Purchase of property, equipment and leasehold improvements	(1,308)	(1,618)
Patents, license rights, deposits and other assets	(778)	30

Net cash used in investing activities	(5,807)	(6,097)
FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	1,683	—
Principal payments under financing obligations	(560)	(85)
Proceeds from issuance of stock under stock plans, net	425	383

Net cash provided by financing activities	1,548	298

Increase in cash and cash equivalents	433	2,888
Cash and cash equivalents at beginning of period	13,011	1,800

Cash and cash equivalents at end of period	$13,444	$4,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$99	$113

Income tax benefit of disqualifying dispositions of stock	$18	$—

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

        The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

        Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended March 31,
	2002	2001
Weighted average common shares outstanding—Shares used in calculating per share amounts—Basic	14,671	14,153
Net effect of dilutive common share equivalents using the treasury stock method	552	1,164

Shares used in calculating per share amounts—Diluted	15,223	15,317

3. BALANCE SHEET INFORMATION

        Net inventories consist of the following:

	March 31, 2002	December 31, 2001
	(in thousands)
Raw materials	$2,525	$2,007
Work-in-process	3,726	3,809
Finished goods	1,316	1,301

	$7,567	$7,117

4. COMPREHENSIVE INCOME

        Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive income is as follows:

	Three months ended March 31,
	2002	2001
	(in thousands)
Net income	$1,634	$1,529
Change in unrealized net gain (loss) on marketable securities, net of tax	(231)	296

Comprehensive income	$1,403	$1,825

5. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangibles Assets, FAS 142. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The adoption of FAS 142 had no impact on our financial statements.

        In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, FAS 144, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FAS 144 supercedes the Financial Accounting Standards Board's Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 had no impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on others, the impact of competitive products, the enforcement, defense and resolution of license and patent disputes, changing market conditions and the other risks detailed under "Factors that May Affect Results" and throughout our Annual Report on Form 10-K for the year ended December 31, 2001. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q and our Form 10-K, respectively. We disclaim any intent or obligation to update these forward-looking statements.

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

        In March 1999, we launched Biosite Discovery, a collaborative research program dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known disease markers and potential markers accessed from pharmaceutical and biotechnology companies in order to determine their diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it is then assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology companies with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed agreements with different clinical and collaborative partners, including Amgen Inc., the TIMI Group of Brigham and Woman's Hospital, Corixa Corporation, diaDexus L.L.C., Duke University, Eli Lilly and Company, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex, Inc.,

Morphosys AG, Scios Inc. and the San Diego VA Medical Center in the areas of cardiovascular, cerebrovascular, infectious disease and oncology. Among the payments we might receive under the agreements are: up-front technology access fees, research funding, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development by our partners, milestone fees on drug targets that reach certain pre-clinical milestones and royalties should products successfully be commercialized as a result of the collaboration.

        Our product sales to date have primarily resulted from sales of the Triage Drugs of Abuse Panel product line. Sales of Triage Drugs of Abuse Panel products represented approximately 48% of our product sales in the first quarter of 2002 and 59% of our product sales during the Year 2001. Since its launch in 1992, the Triage Drugs of Abuse Panel product line has experienced continued annual revenue growth. We believe, however, that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market. Our cardiovascular products, consisting of the Triage Cardiac Panel, Triage BNP Test and Triage meter, are becoming a greater proportion of our product sales.

        All of our products are marketed by Fisher, pursuant to a distribution agreement, in the U.S. hospital market segment. Product sales to Fisher represented approximately 83% of our product sales in the first quarter of 2002 and 85% of our product sales during the Year 2001. Fisher reported to us that end-user sales of our products by Fisher were $18.6 million during the first quarter of 2002, and $62.1 million during the year 2001. Fisher's end-user sales are not directly comparable to our product sales. This is because the timing of shipments from Biosite to Fisher may not match the timing of shipments from Fisher to the end-user hospitals and due to changes in the quantities of our products Fisher purchases and stocks in its inventory. Internationally, our products are distributed by country-specific and regional distributors.

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

        We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  market acceptance of current or new products

  •
  changes in the mix of products sold

  •
  the timing and variability of significant orders

  •
  seasonal or unanticipated changes in customer demand

  •
  manufacturing capacity constraints, delays or inefficiencies

  •
  whether and when new products are successfully developed and introduced by us

  •
  research and development efforts, including clinical trials and new product scale-up activities

  •
  enforcement, defense and resolution of license and patent disputes

  •
  ability to execute, enforce and maintain license and collaborative agreements necessary to earn contract revenues

  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues

  •
  competitive pressures on average selling prices

  •
  competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

  •
  potential changes in our relationship with LRE which could impact the manufacture of the Triage meter

  •
  changes in reimbursement policies

  •
  regulatory uncertainties or delays

  •
  product recalls

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

Recent Developments

License and patent disputes

        Our dispute with XOMA Ltd. and its affiliates, XOMA, pertains to patents that were licensed to us in 1998 and 1999. In May 2001, XOMA claimed that we were in breach of its license agreements and subsequently purported to terminate the licenses, which led to continuing litigation between the two companies. We maintain that we are in full compliance with the license agreements and have not breached our obligations, and therefore there is no basis for termination.

New Antibody Expression Technology

        In February 2002, we announced that we have designed our own novel antibody expression technology that is fundamentally different than that at the center of our dispute with XOMA. Our Biosite Discovery group has already implemented our new technology for the development of new antibodies and we expect that prior to December 31, 2002, all recombinant antibodies used in our diagnostics products will be produced using our new technology. As a result, we believe we are now protected both by the current licenses, which we believe were not validly terminated by XOMA, and our new processes. XOMA has asserted that this new technology also infringes XOMA patents, and that it intends to add such allegations to the pending litigation. Biosite intends to respond by denying infringement and by asserting the same defenses already raised.

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

New Corporate Headquarters

        We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The estimated purchase price of the land is $28.1 million. As of April 30, 2002 we had deposited $1.0 million in escrow. There are various contingencies that remain before the close of escrow, including the grading of the land and construction of an access road that must be complete by January 31, 2003, subject to allowable delays. Upon the close of escrow, expected to occur by the end of April 2003, we intend to pursue financing a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total land and construction cost of the first phase is estimated to be $70.0 million. We expect the first phase of construction to be completed in 2004. We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004. Expanding into a new facility would be expected to result in both cash expenditures for the purchase of the land and construction costs that would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

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

        The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition, SAB No. 101, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

        Inventories and Related Allowance for Obsolete and Excess Inventory.    Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of obsolescence.

        Intangible and Other Long-Lived Assets.    At March 31, 2002, we had approximately $30.1 million of long-lived assets, including $14.2 million of property, plant and equipment and $8.9 million of capitalized patents and license rights. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue directly or indirectly. License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license. Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations

        Product Sales.    Product sales for the three months ended March 31, 2002 were $17.8 million, representing an increase of 25% compared to $14.2 million for the same period of 2001. The increase in product sales was primarily attributable to the $3.9 million growth in net sales of our Triage BNP Test, one of our cardiovascular diagnostic products. Net sales of our cardiovascular products, consisting of our Triage Cardiac Panel, Triage BNP Test and the Triage Meter, totaled approximately $8.1 million for the three months ended March 31, 2002, as compared to $4.7 million for the same period of 2001. The net sales growth of our cardiovascular products for the three months ended March 31, 2002 was primarily due to growth in sales volume of our Triage BNP Test and to a lesser extent due to changes in the average net sales prices of these products. The Triage BNP Test, which was launched in the U.S. in December 2000, grew to $4.1 million for the three months ended March 31, 2002, compared to $174,000 for the same period of 2001.

        The Triage BNP Test is currently the only FDA cleared test for use as an aid in the diagnosis of congestive heart failure. Other companies have certain diagnostic rights to the protein or have another product under development that may compete against our Triage BNP Test and we anticipate competition from these companies in the future. These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future. Due to the unanticipated acceleration in customer demand for the Triage BNP Test, distributor inventory levels of certain of our products were below normal stocking levels at March 31, 2002. Product sales in future quarters will be impacted as Biosite and our distributors attempt to adjust distributor inventories to normal stocking levels.

        Net sales of our qualitative products, consisting of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were approximately $9.7 million for the three months ended March 31, 2002, as compared to $9.5 million for the same period of 2001. The growth in our qualitative products for the three months ended March 31, 2002, as compared to the same period of 2001, was primarily related to an increase in the average net sales price of the Triage Drugs of Abuse Panel and a growth in sales volume for the Triage C. difficile Panel. The impact of these increases were offset by a decrease in sales volume of the Triage Drugs of Abuse Panel. Net sales of the Triage Drugs of Abuse Panel for the three months ended March 31, 2002 decreased $41,000 compared to the same period in 2001. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

        Contract Revenues.    Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Contract revenues for the three months ended March 31, 2002 were $854,000 compared to $954,000 for the same period of 2001. Contract revenues recognized during the first quarter of 2002 consisted primarily of research funding and antibody fees. In June 2000, we entered into an alliance with Medarex Inc. Under the terms of the agreement, we receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. We recognized $750,000 during each of the first quarters of 2002 and 2001 of research funding from the alliance with Medarex. Other contract revenues recognized during the first quarters of 2002 and 2001 included antibody fees, milestone payments and license fees. Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams. These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.2 million and $1.0 million in the first quarters of 2002 and 2001, respectively, and are included in research and development expenses. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing and potential partners.

        Cost of Sales and Gross Profit From Product Sales.    Gross profit from product sales for the three months ended March 31, 2002 were $12.1 million, representing an increase of 23%, compared to $9.9 million for the same period of 2001. Gross profits increased primarily due to an overall increase in product sales. The overall gross margin for the first quarter of 2002 was 68%, compared to 69% for the same period of 2001. The decrease in the overall gross margin was primarily as a result of the changing mix of net sales of our products that have different gross margins. Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel. Sales of our cardiovascular products represented 45% of our product sales for the three months ended March 31, 2002, compared to 33% for the same period in 2001.

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

        LRE manufactures the portable meter that is used with our Triage Meter System products. We are attempting to update various terms of our agreement with LRE, the LRE Agreement, including a possible cost increase of approximately Euro 500 per meter, which is approximately $440 based on the exchange rate on March 18, 2002. If we are unable to renegotiate the LRE Agreement, we have agreed to terminate the contract by March 31, 2003, and assume responsibility for the manufacture of the meter. Assuming responsibility for the manufacture of the meter may affect our gross margins for the Triage Meters.

        Selling, General and Administrative Expenses (SG&A expenses).    SG&A expenses for the three months ended March 31, 2002 were $6.1 million, representing an increase of 8% compared to

$5.6 million for the same period of 2001. The increase in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, expanded sales activities related to our broader product lines, additional marketing activities relating to new products and increased administrative costs to support our expanded operations and business development activities.

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

        Research and Development Expenses.    Research and development expenses for the three months ended March 31, 2002 were $3.6 million, compared to $3.3 million for the same period of 2001. During the first quarter of 2002, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products, and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery. We expect our research and development expenses for 2002 to be higher than in 2001. The increased expenditures will relate primarily to product development efforts, including the potential development of diagnostic products for stroke and acute coronary syndromes, clinical studies, Biosite Discovery and new product scale-up activities associated with potential new products. The timing of the expenditures and their magnitudes depends primarily on the progress and success of research and development and the timing of potential product launches.

        License and Patent Disputes.    Expenses associated with license and patent disputes incurred during the three months ended March 31, 2002 totaled $1.3 million. The expenses consisted primarily of legal costs related to our litigation with XOMA. No expenses associated with the XOMA litigation were incurred prior to May 2001. We intend to vigorously defend ourselves in these disputes and expect that the total costs associated with executing our defense in the XOMA litigation may continue to be significant in 2002.

        Interest and Other Income, net.    Interest and other income for the three months ended March 31, 2002 increased $49,000 from the same period of 2001. The increase resulted primarily from the higher average balance of cash and marketable securities during the first quarter of 2002, compared to the same period of 2001, offset by lower returns on our cash equivalents and marketable securities due to overall decline in interest rates.

        Benefit (Provision) for Income Taxes.    As a result of the pre-tax income and the estimated tax credits to be generated in 2002, we recorded a provision for income taxes of $978,000 for the first three months of 2002. For the same period in 2001, we recorded a provision for income taxes of $968,000. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

        We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. As of March 31, 2002, we had cash, cash equivalents and marketable securities of approximately $59.3 million compared to $55.5 million as of December 31, 2001.

        The increase in cash, cash equivalents and marketable securities during the first quarter of 2002 was largely attributable to cash generated from the operating activities of $4.7 million, compared to

$8.7 million during the first quarter of 2001. The cash generated from operating activities included the reduction of accounts receivable of $1.6 million, increases in income taxes payable, account payable and accrued liabilities of $1.1 million and non-cash expenses such as depreciation and amortization of $1.2 million. Other sources of cash included the receipt of $1.7 million in proceeds from equipment financing. Significant uses of cash during the first quarter of 2002 included the purchase of leasehold improvement and capital equipment of approximately $1.3 million and additional escrow deposits, totaling $750,000, related to purchase of land for our future corporate headquarters.

        The increase in cash, cash equivalents and marketable securities during the first quarter of 2001 was largely attributable to cash generated from operating activities of $8.7 million. The increase resulted primarily from the reduction of accounts receivable of $5.3 million. Significant uses of cash for the first quarter of 2001 included the purchase of leasehold improvements and capital equipment of approximately $1.6 million.

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

        We are also addressing our future facilities expansion needs. We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The estimated purchase price of the land is $28.1 million. As of April 30, 2002 we had deposited $1.0 million in escrow. There are various contingencies that remain before the close of escrow, including the grading of the land and construction of an access road that must be complete by January 31, 2003, subject to allowable delays. Upon the close of escrow, expected to occur by the end of April 2003, we intend to pursue financing a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total land and construction cost of the first phase is estimated to be $70.0 million. We expect the first phase of construction to be completed in 2004. We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004. Expanding into a new facility would be expected to result in both cash expenditures, for the purchase of the land and construction costs, that would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. As of March 31, 2002, we had variable-rate debt totaling approximately $248,000. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

        Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH, LRE, are denominated in Euros and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of March 31, 2002, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies as of March 31, 2002 were not material.

FACTORS THAT MAY AFFECT RESULTS

        This report includes forward-looking statements about our business and results of operations which are subject to risks and uncertainties that could cause our actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001. The factors discussed below should be read in conjunction with the risk factors discussed in our Annual Report on Form 10-K, which are incorporated by reference.

We Have Only a Limited History of Profitability and We May Not Maintain Profitability. In Addition Our Quarterly Results Will Fluctuate.

        We have reported quarterly operating profits since the third quarter of 1999 after incurring quarterly operating losses during the prior seven quarters. Our operating results may fluctuate on a quarterly or annual basis in the future. We may not be able to maintain profitability in the future. We believe that our future operating results will be subject to quarterly fluctuations due to a variety of factors, including:

  •
  market acceptance of current or new products

  •
  whether and when new products are successfully developed and introduced by us

  •
  changes in the mix of products sold

  •
  the timing and variability of significant orders

  •
  seasonal or unanticipated changes in customer demand

  •
  manufacturing capacity constraints, delays or inefficiencies

  •
  research and development efforts, including clinical trials and new product scale-up activities

  •
  enforcement, defense and resolution of license and patent disputes

  •
  ability to execute, enforce and maintain license and collaborative agreements necessary to earn contract revenues

  •
  attainment of milestones under collaborative agreements necessary to earn contract revenues

  •
  competitive pressures on average selling prices

  •
  competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

  •
  potential changes in our relationship with LRE which could impact the manufacture of the Triage meter

  •
  changes in reimbursement policies

  •
  regulatory uncertainties or delays

  •
  product recalls

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

We Are Dependent on the Development, Introduction, and Market Acceptance of New Products for Revenue Growth and Profitability.

        Except for our commercialized products, all of our products are still under development and may not be successfully developed or commercialized on a timely basis, or at all. If we are unable, for technological or other reasons, to complete the development, introduction or scale-up of manufacturing for any new product or if any new product is not approved for marketing or does not achieve or maintain a significant level of market acceptance, we will be harmed.

        We believe that our revenue growth and profitability will substantially depend upon our ability to complete development of and successfully introduce new products, as well as continue to achieve a growing level of market acceptance of our newer products such as the Triage Cardiac Panel and the Triage BNP Test. In addition, the successful development of some of these new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and seek regulatory clearance for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the U.S. Food and Drug Administration, the FDA, or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

        If we fail to establish and maintain:

  •
  reliable, cost-efficient, high volume manufacturing capacity

  •
  a cost-effective sales force, implementation and customer support resources and administrative infrastructure, or

  •
  an effective product distribution system for our products

        we may not be able to successfully commercialize our current or new products or maintain or increase the market acceptance of these products. Unanticipated acceleration of customer demand for our products may result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure. Such constraints or inefficiencies may adversely affect us as a result of delays or loss of current or potential customers due to their dissatisfaction.

We Are Dependent in the Near Term on Sales of the Triage Drugs of Abuse Panel. A Significant Reduction in Sales of the Triage Drugs of Abuse Panel Would Harm Us.

        Sales of the Triage Drugs of Abuse Panel products accounted for approximately 48% of our product sales in the first quarter of 2002 and 59% of our product sales in 2001. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on our ability to

  •
  successfully commercialize our newer products, including the Triage TOX Panel

  •
  develop and commercialize other products, and

  •
  gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

        We may not be able to successfully commercialize, maintain or increase the market acceptance of our newer products, including the Triage Cardiac Panel and Triage BNP Test, which represented 19% and 23%, respectively, of our product sales in the first quarter of 2002, as compared to 27% and 6%, respectively, of our product sales for the year 2001. We may not be able to maintain or expand our share of the drug-testing and cardiovascular markets. Technological change, competition or the development of new or improved diagnostic technologies could result in our products becoming obsolete or noncompetitive.

The Triage BNP Test May Encounter Significant Competition From Products To Be Developed and Commercialized By Companies with Greater Financial Capital and Resources

        The Triage BNP Test is currently the only FDA cleared test for use as an aid in the diagnosis of congestive heart failure. Abbott Laboratories, Bayer Diagnostics and Shionogi & Co., Ltd. have certain diagnostic rights to the protein and we anticipate competition from these companies in the future. In addition, Roche Diagnostics has another product under development that may compete against the Triage BNP Test. These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future.

We Are Dependent on Key Distributors and Have Limited Direct Sales Experience. If Our Distributors Terminate Their Relationship With Us or Fail to Adequately Perform, Our Product Sales Will Suffer.

        We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 83% of product sales in the first quarter of 2002 and 85% in 2001) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on our sales.

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

        A significant portion of our product sales is made to Fisher domestically and other distributors internationally. As a result, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of the end-user customers, Fisher and our other distributors, as well as the changes in inventory levels of our product held by these distributors. We are unable to verify the inventory levels of our international distributors. We only have limited visibility over the inventory levels of our products at Fisher. While we attempt to assist Fisher in maintaining a normal stocking level of our products, which is equal to one month of end-user demand, we may not consistently be accurate or successful. This process involves the exercise of judgment and use of assumptions as to future uncertainties including end-user customer demand and, as a result, actual results could differ from our estimates. Inventory levels of our products held by distributors may exceed the levels we consider desirable on a going-forward basis.

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

        In addition, companies with a significant presence in the diagnostic market, such as:

  •
  Abbott Laboratories

  •
  Dade Behring

  •
  Roche Diagnostics

  •
  Bayer Diagnostics, and

  •
  Beckman Coulter

        have developed or are developing diagnostic products that do or will compete with our products. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. The Triage BNP Test is currently the only FDA cleared test for use as an aid in the diagnosis of congestive heart failure. Abbott Laboratories, Bayer Diagnostics and Shionogi & Co., Ltd. have certain diagnostic rights to the protein and we anticipate competition from these companies in the future. In addition, Roche Diagnostics has another product under development that may compete against the Triage BNP Test.

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

  Discovery

        Several companies, including Cambridge Antibody Technology, Morphosys and Dyax have invested significantly in phage display technology and each generally employs naïve human antibody libraries to select antibodies for target validation purposes and for the development of therapeutic antibodies. Our competitors entered the marketplace before Biosite Discovery and have established a significant presence in the marketplace. Our competitors may succeed in entering into agreements and providing antibodies to biotechnology and pharmaceutical companies and thereby prevent Biosite Discovery from penetrating the marketplace.

Our Limited Manufacturing Experience and Our Potential Inability to Scale-Up Manufacturing May Adversely Affect Our Ability to Produce Products.

        We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Significant additional work will be required for the scaling-up of each new product prior to commercialization or in order to meet increasing customer demand once commercialization begins, and this work may not be completed successfully.

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

        Manufacturing and quality control problems have arisen and may arise as we attempt to scale-up our manufacturing and such scale-up may not be achieved in a timely manner or at a commercially reasonable cost, or at all. Unanticipated acceleration or deceleration in customer demand for our products may result in manufacturing constraints or production inefficiencies. Our manufacturing facilities and those of our contract manufacturers are, or will be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulations requirements of the FDA. We, or our contractors, may not satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on us.

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

        We rely upon LRE for production of the fluorescent meter used in connection with our Triage Meter System platform products, including the Triage Cardiac System, Triage BNP System and Triage TOX Drug Screen and others currently under development. We are currently renegotiating the terms of the LRE Agreement with LRE. We are attempting to update various terms of the agreement including a possible increase in cost of approximately Euro 500, or $440 based on the exchange rate at March 18, 2002. If we are unable to renegotiate the LRE Agreement, we have agreed to terminate the contract by March 31, 2003, and assume the responsibility for the manufacture of the meter. If this were to occur, LRE has agreed to assist in the transfer of the technology and we would evaluate the manufacture of the meter by us or a third party. If we are unable to renegotiate the LRE Agreement and unable to manufacture or have manufactured sufficient quantity or quality of meters, this may adversely affect

  •
  our profit margins

  •
  our ability to develop and manufacture products on a timely and competitive basis, or

  •
  the timing of market introductions and subsequent sales of products incorporating the LRE meter.

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

Long-lived and Intangible Assets May Become Impaired and Result in An Impairment Charge

        At March 31, 2002, we had approximately $30.1 million of long-lived assets, including $14.2 million of property, plant and equipment and $8.9 million of capitalized patents and license rights. The carrying amounts of long-lived and intangibles assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation such as our dispute with XOMA or other items. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

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

        On May 10, 2001, we received notice from XOMA Ltd. and its affiliates, XOMA, alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite that are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court, the XOMA action. In September, 2001, the Court denied Biosite's request for a preliminary injunction, dismissed XOMA's action in part with leave to amend, and dismissed Biosite's action without prejudice to Biosite's right to plead its claims in defense and counterclaims in the XOMA action. XOMA's complaint, which has now been amended, alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages. On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference. Biosite intends to contest XOMA's claims vigorously. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners and potential partners, with a resulting reduction of our contract revenues. In the third quarter, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the situation between Biosite and XOMA. During the fourth quarter of 2001, we established a $267,000 reserve for doubtful accounts related to our collaboration with Large Scale Biology Corporation as a result of the impact of the XOMA dispute on our collaboration with them. On January 29, 2002, Large Scale Biology Corporation notified us that it would not perform under the terms of its agreement with us and that it considered itself excused from any duties and obligations under the agreement. We do not agree with Large Scale Biology Corporation's position and are attempting find a mutually acceptable solution.

        In February 2002, we announced that we have designed our own novel antibody expression technology that is fundamentally different than that at the center of our dispute with XOMA. Our Biosite Discovery group has already implemented our new technology for the development of new antibodies and we expect that prior to December 31, 2002, all recombinant antibodies used in our diagnostics products will be produced using our new technology. As a result, we believe we are now protected both by the current licenses, which we believe were not validly terminated by XOMA, and our new processes. XOMA has asserted that this new technology also infringes XOMA patents, and that it intends to add such allegations to the pending litigation. Biosite intends to respond by denying infringement and by asserting the same defenses already raised.

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

Ownership of a New Corporate Headquarters May Negatively Impact Operating Results

        We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total cost of the land and construction costs of the first phase is estimated to be $70.0 million. We expect the first phase of construction to be completed in 2004. We expect our occupancy costs to increase. Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned. As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

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

        In the United States, medical devices are classified into one of three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to the Quality System Regulation, QSR), and Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive pre-market clearance by the FDA to ensure their safety and effectiveness, e.g., life-sustaining, life-supporting and implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices.

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

        Before the manufacturer of a device can submit the device for FDA approval or clearance, it generally must conduct a clinical investigation of the device. Although clinical investigations of most devices are subject to the investigational device exemption, IDE, requirements, clinical investigations of in vitro diagnostic, IVD, tests, such as all of our products and products under development, are exempt from the IDE requirements, including the need to obtain the FDA's prior clearance or approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IVD must be labeled for research use only, RUO, or investigational use only, IUO, and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

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

Dated: May 13, 2002	BIOSITE INCORPORATED
	By:	/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

BIOSITE INCORPORATED FORM 10-Q
INDEX
BIOSITE INCORPORATED Condensed Balance Sheets (in thousands, except par value)
BIOSITE INCORPORATED Condensed Statements of Income (Unaudited) (in thousands, except per share amounts)
BIOSITE INCORPORATED Condensed Statements of Cash Flows (Unaudited) (in thousands)
BIOSITE INCORPORATED Notes to Condensed Financial Statements (Unaudited)
Signatures