Form 10-Q
period 2002-06-30
BIOSITE DIAGNOSTICS INC
filed 2002-08-14
CIK 834306

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares of the Registrant's Common Stock, $0.01 par value, outstanding at July 31, 2002 was 14,767,444.

BIOSITE INCORPORATED
FORM 10-Q
INDEX

        Biosite®, Triage®, Omniclonal® and Immediate Response Diagnostics® are registered trademarks of the Company. The Company's logo is also a trademark or service mark of the Company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSITE INCORPORATED
Condensed Balance Sheets
(in thousands, except par value)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$14,954	$13,011
Marketable securities, available-for-sale	47,898	42,486
Accounts receivable, net	8,033	8,254
Inventories, net	8,855	7,117
Income taxes receivable	—	155
Other current assets	2,830	2,779

Total current assets	82,570	73,802
Property, equipment and leasehold improvements, net	15,533	13,840
Patents and license rights, net	8,566	9,208
Other assets	7,188	5,890

	$113,857	$102,740

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,056	$2,326
Accrued salaries and other	6,215	3,953
Income taxes payable	1,359	—
Current portion of long-term obligations	2,219	2,008

Total current liabilities	11,849	8,287
Long-term obligations	4,976	3,542
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,753 and 14,639 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	148	146
Additional paid-in capital	77,335	75,891
Unrealized net gain on marketable securities, net of related tax effect	322	405
Retained earnings	19,227	14,469

Total stockholders' equity	97,032	90,911

	$113,857	$102,740

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED
Condensed Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales	$23,117	$15,339	$40,911	$29,536
Contract revenue	1,838	877	2,692	1,831

Total revenues	24,955	16,216	43,603	31,367
Operating expenses:
Cost of product sales	7,165	4,347	12,867	8,687
Selling, general and administrative	7,851	5,569	13,915	11,174
Research and development	3,876	3,332	7,453	6,616
License and patent disputes	1,498	473	2,815	473

Total operating expenses	20,390	13,721	37,050	26,950
Operating income	4,565	2,495	6,553	4,417
Interest and other income	617	669	1,241	1,244

Income before provision for income taxes	5,182	3,164	7,794	5,661
Provision for income taxes	(2,058)	(1,247)	(3,036)	(2,215)

Net income	$3,124	$1,917	$4,758	$3,446

Net income per share:
—Basic	$0.21	$0.13	$0.32	$0.24

—Diluted	$0.20	$0.12	$0.31	$0.22

Shares used in calculating per share amounts:
—Basic	14,701	14,373	14,686	14,263

—Diluted	15,570	15,751	15,408	15,545

See accompanying notes.

BIOSITE INCORPORATED
Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$4,758	$3,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,145	1,891
Amortization of deferred compensation and non-cash equity compensation	7	27
Changes in operating assets and liabilities:
Accounts receivable	221	5,177
Inventory	(1,738)	(910)
Income taxes	1,650	3,852
Other current assets	(263)	622
Accounts payable	(269)	820
Accrued liabilities	2,262	174

Net cash provided by operating activities	$8,771	$15,099
INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	9,928	21,780
Purchase of marketable securities	(15,480)	(30,194)
Purchase of property, equipment and leasehold improvements	(3,321)	(3,909)
Patents, license rights, deposits and other assets	(904)	(1)

Net cash used in investing activities	(9,777)	(12,324)
FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	2,824	459
Principal payments under financing obligations	(1,179)	(1,063)
Proceeds from issuance of common stock, net	1,304	4,891

Net cash provided by financing activities	2,949	4,287

Increase in cash and cash equivalents	1,943	7,062
Cash and cash equivalents at beginning of period	13,011	1,800

Cash and cash equivalents at end of period	$14,954	$8,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$220	$225

Income taxes paid	$1,386	$1,637

Income tax benefit of disqualifying dispositions of stock	$135	$194

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

2. EARNINGS PER SHARE

        At June 30, 2002, we have 14,753,451 common shares and 4,132,425 common stock options outstanding. Earnings per share, EPS, is computed in accordance with the Financial Accounting Standards Board's Statement No. 128, Earnings per share, FAS 128. FAS 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options. Common stock equivalents are not considered in loss years as the effect is antidilutive.

        Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Weighted average common shares outstanding—Shares used in calculating per share amounts—Basic	14,701	14,373	14,686	14,263
Net effect of dilutive common share equivalents using the treasury stock method	869	1,378	722	1,282

Shares used in calculating per share amounts—Diluted	15,570	15,751	15,408	15,545

3. BALANCE SHEET INFORMATION

        Net inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$3,166	$2,007
Work-in-process	4,222	3,809
Finished goods	1,467	1,301

	$8,855	$7,117

4. COMPREHENSIVE INCOME

        Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income. As adjusted, our comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$3,124	$1,917	$4,758	$3,446
Change in unrealized net gain (loss) on marketable securities, net of tax	148	(40)	(83)	256

Comprehensive income	$3,272	$1,877	$4,675	$3,702

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

        In March 1999, we launched Biosite Discovery, a collaborative research program dedicated to the identification of new protein markers for acute diseases. Through Biosite Discovery, we conduct analyses on both known disease markers and potential markers accessed from pharmaceutical and biotechnology companies in order to determine their diagnostic utility. We refer to this process as marker mining. If the diagnostic utility of a marker is established, it is then assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology companies with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed agreements with different clinical and collaborative partners, including Amgen Inc., the TIMI Group of Brigham and Woman's Hospital, Duke University, Eli Lilly and Company, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex, Inc. and the San Diego VA Medical Center in the

areas of cardiovascular, cerebrovascular, infectious disease and oncology. Among the payments we might receive under the agreements are: up-front technology access fees, research funding, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development by our partners, milestone fees on drug targets that reach certain development milestones and royalties should products successfully be commercialized as a result of the collaboration. Also under Biosite Discovery, we've executed several license or cross-license agreements with companies such as BioInvent International, Morphosys AG, Dyax Corp. and others.

        Our product sales to date have primarily resulted from sales of the Triage Drugs of Abuse Panel product line. Sales of Triage Drugs of Abuse Panel products represented approximately 42% of our product sales in the first half of 2002 and 59% of our product sales during the full year 2001. We believe that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market. Our cardiovascular products, consisting of the Triage Cardiac Panel, Triage BNP Test and Triage meter, are becoming a greater proportion of our product sales as a result primarily of their own sales growth.

        All of our products are marketed by Fisher, pursuant to a distribution agreement, in the U.S. hospital market segment. Product sales to Fisher represented 85% of our product sales in the first half of 2002 and 85% of our product sales during 2001. Fisher reported to us that end-user sales of our products by Fisher were $42.2 million during the first half of 2002, and $62.1 million during the full year 2001. Fisher's end-user sales are not directly comparable to our product sales because the timing of shipments from Biosite to Fisher may not match the timing of shipments from Fisher to the end-user hospitals and due to changes in the quantities of our products Fisher purchases and stocks in its inventory. Internationally, our products are distributed by country-specific and regional distributors.

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

New Antibody Expression Technology

        In February 2002, we announced that we had designed our own novel antibody expression technology that is fundamentally different than that at the center of our dispute with XOMA. Our Biosite Discovery group has already implemented our new technology for the development of new antibodies and we expect that prior to December 31, 2002, all recombinant antibodies used in our diagnostics products except the Triage Parasite Panel will be produced using our new technology. Manufacturing priorities and capacity demands may result in a delay in conversion of the recombinant antibodies used in the Triage Parasite Panel until 2003. As a result, we believe we are now protected both by the current licenses, which we believe were not validly terminated by XOMA, and our new processes. XOMA has asserted that this new technology also infringes XOMA patents, and has added such allegations to the pending litigation. We responded by denying infringement and by asserting our defenses.

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

        In June 2002, we extended the menu of our Triage Drugs of Abuse Panel to include propoxyphene. Sold under the brand name Darvon®, propoxyphene is usually prescribed for relief of mild to moderate pain. Darvon can produce psychological and physical dependence like other narcotics.

New Corporate Headquarters

        We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The estimated purchase price of the land is $28.1 million. As of June 30, 2002 we had deposited $1.0 million in escrow. There are various contingencies that remain before the close of escrow, including the construction of an access road that must be complete by January 31, 2003, subject to allowable delays. Upon the close of escrow, expected to occur by the end of April 2003, we intend to pursue financing a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total land and construction cost of the first phase is estimated to be $70.0 million. We expect the first phase of construction to be completed in 2004. We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004. Expanding into a new facility would be expected to result in both cash expenditures for the purchase of the land and construction costs that would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

Critical Accounting Policies Involving Management Assumptions and Estimates

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

        Our collaborative development agreements generally contain specific payments for specific activities or elements of the agreements. Among the payments we might receive under the agreements are: up-front technology access fees, research funding, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development by our partners, milestone fees on drug targets that reach certain development milestones and royalties should products successfully be commercialized as a result of the collaboration. Up-front technology access fees are recognized over the term of the agreement or ongoing research period, as applicable, unless the Company has no further continuing performance obligations related to the fees. Research funding is recognized over the applicable research period on a straight-line basis, which approximates the underlying performance. Milestone payments, such as antibody development fees and clinical milestones, are recognized when earned, as the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement.

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

        Inventories and Related Allowance for Obsolete and Excess Inventory.    Net inventories are valued at the lower of the first-in, first-out (FIFO) cost or market value and have been reduced by an allowance for excess and obsolete inventories. We utilize a standard cost system to track our inventories on a part-by-part, full absorption cost basis. Adjustments are made to the standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a FIFO cost basis. The estimated allowance for excess and obsolete inventories is based on management's review of inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of obsolescence.

        Intangible and Other Long-Lived Assets.    At June 30, 2002, we had approximately $31.3 million of long-lived assets, including $15.5 million of property, plant and equipment and $8.6 million of capitalized patents and license rights. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue directly or indirectly. License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license. The estimated revenues used as the base by which we amortize the license rights only includes estimated sales for products we are currently selling and does not include any estimated product sales expected to be realized during the license amortization term from products still in development today. Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Deferred Income Taxes.    As of June 30, 2002, we have approximately $5.5 million of deferred tax assets, consisting primarily of research and development credits. No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets. Examples of future events that may occur which would make the realization of such assets not likely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

        Litigation.    Our dispute with XOMA pertains to patents that were licensed to us in 1998 and 1999. In May 2001, XOMA claimed that we were in breach of its license agreements and subsequently purported to terminate the licenses, which led to continuing litigation between the two companies. We maintain that we are in full compliance with the license agreements and have not breached our obligations, and therefore there is no basis for termination and therefore no impairment of the carrying amount of these licenses. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. As of June 30, 2002, we have approximately $1.0 million of capitalized license rights related to the patent licenses from XOMA. The carrying amounts of the XOMA license rights are affected whenever events or changes in circumstances indicate that the carrying amount of the license rights may not be recoverable. Such events or circumstances might include judgments against us or settlements.

Results of Operations

        Product Sales.    Product sales by product family were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family
	2002	2001	2002	2001
Triage BNP	$8,143	$513	$12,266	$687
Triage Cardiac	4,193	4,332	7,620	8,722
Triage Meters	948	218	1,464	354
Triage Drugs of Abuse and TOX Drug Screen	8,707	9,138	17,295	17,752
Triage Microbiology	1,126	1,138	2,266	2,021

Total Product Sales	$23,117	$15,339	$40,911	$29,536

        Product sales for the three and six months ended June 30, 2002 were $23.1 million and $40.9 million, respectively, representing increases of 51% and 39%, respectively, compared to $15.3 million and $29.5 million, respectively, for the same periods of 2001. The increases in total product sales, as compared to the same periods of 2001, were primarily attributable to the growth in net sales of our Triage BNP Test, one of our cardiovascular diagnostic products, of $7.6 million and $11.6 million, respectively.

        Net sales of our cardiovascular products, consisting of our Triage Cardiac Panel, Triage BNP Test and the Triage Meter, totaled approximately $13.3 million and $21.4 million, respectively, for the three and six months ended June 30, 2002, as compared to $5.1 million and $9.8 million, respectively, for the same periods of 2001. The net sales growth of our cardiovascular products for the three and six months ended June 30, 2002 was primarily due to growth in sales volume of our Triage BNP Test and the Triage meter. The Triage BNP Test was launched in the U.S. in December 2000.

        The Triage BNP Test is currently the only FDA cleared test for use as an aid in the diagnosis of congestive heart failure. Other companies have certain diagnostic rights to the protein or have another product under development that may compete against our Triage BNP Test and we anticipate competition from these companies in the future. These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future. Due to the continued acceleration in customer demand for the Triage BNP Test, distributor inventory levels of some of our products were below targeted stocking levels at June 30, 2002. We are expanding our manufacturing capacity through added production shifts and through the implementation of additional automated manufacturing equipment. Product sales in future quarters will be impacted as Biosite and our distributors attempt to adjust distributor inventories to targeted stocking levels.

        Net sales of our qualitative products, consisting of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were approximately $9.8 million and $19.6 million, respectively, for the three and six months ended June 30, 2002, as compared to $10.3 million and $19.8 million, respectively, for the same periods of 2001. The decline in our qualitative products for the three months ended June 30, 2002, as compared to the same period of 2001, was primarily related to a decrease in the average net sales price of the Triage Drugs of Abuse Panel. The decline in our qualitative products for the six months ended June 30, 2002, as compared to the same period of 2001, was primarily related to a decrease in the sales volume of the Triage Drugs of Abuse Panel offset by an increase in sales volume of our microbiology products. We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

        Contract Revenues.    Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Contract revenues for the three and six months ended June 30, 2002 were $1.8 million and $2.7 million, respectively, compared to $877,000 and $1.8 million, respectively, for the same periods of 2001. Contract revenues recognized during the three and six months ended June 30, 2002 consisted primarily of license fees, research funding and antibody fees. In June 2000, we entered into an alliance with Medarex Inc. Under the terms of the agreement, we receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. We recognized $750,000 during each quarter of 2002 and 2001 of research funding from the alliance with Medarex. Other contract revenues recognized during the three and six months ended June 30, 2002 and 2001 included license fees, antibody fees, and amortization of up-front technology access fees. The increase in contract revenues during the second quarter of 2002 resulted primarily from the grant of a non-exclusive license from Biosite to a company for certain proprietary technology.

        Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams. These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2002, respectively, and are included in research and development expenses. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2001, respectively. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing and potential partners.

        Cost of Sales and Gross Profit From Product Sales.    Gross profit from product sales for the three and six months ended June 30, 2002 were $16.0 million and $28.0 million, respectively, representing increases of 45% and 35%, compared to $11.0 million and $20.8 million, respectively, for the same periods of 2001. Gross profits increased primarily due to an overall increase in product sales. The overall gross margin for the three and six months ended June 30, 2002 was 69%, compared to 72% and 71%, respectively, for the same periods of 2001. The decrease in the overall gross margin was primarily as a result of the changing mix of net sales of our products that have different gross margins and manufacturing inefficiencies. Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel. Sales of our cardiovascular products represented 57% and 52% of our product sales for the three and six months ended June 30, 2002, respectively, compared to 33% for the same periods in 2001.

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

        Selling, General and Administrative Expenses (SG&A expenses).    SG&A expenses for the three and six months ended June 30, 2002 were $7.9 million and $13.9 million, respectively, representing increases of 41% and 25%, respectively, compared to $5.6 million and $11.2 million, respectively, for the same periods of 2001. The increases in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, expanded sales activities related to our broader product lines, additional marketing activities relating to new products, increased administrative costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on the Company's financial performance.

        We expect selling, general and administrative costs in 2002 to be higher than in 2001, as we continue to expand our overall operations, including sales and marketing activities for our new products. We expect greater utilization of expanded sales, clinical education and technical service resources, and continued business development activities and administrative support functions. We also expect our performance-based compensation to be higher in 2002 than in 2001. The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our new products and the progress of business development activities.

        Research and Development Expenses.    Research and development expenses for the three and six months ended June 30, 2002 were $3.9 million and $7.5 million, respectively, compared to $3.3 million and $6.6 million, respectively, for the same periods of 2001. During the second quarter and first half of 2002, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products, and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery. We expect our research and development expenses for 2002 to be higher than in 2001. The increased expenditures will relate primarily to product development efforts, including the potential development of diagnostic products for stroke and acute coronary syndromes, clinical studies, Biosite Discovery, new product scale-up activities associated with potential new products and performance-based compensation resulting from the Company's performance versus its beginning of the year goals. The timing of the expenditures and their magnitudes depends primarily on the progress and success of research and development and the timing of potential product launches.

        License and Patent Disputes.    Expenses associated with license and patent disputes incurred during the three and six months ended June 30, 2002 totaled $1.5 million and $2.8 million, respectively, compared to $473,000 for the same periods of 2001. No expenses associated with the XOMA litigation were incurred prior to May 2001. The expenses consisted primarily of legal costs related to our litigation with XOMA. We intend to vigorously defend ourselves in these disputes and expect that the total costs associated with executing our defense in the XOMA litigation may continue to be significant in 2002 and 2003. Additionally, license and patent disputes during the second quarter of 2002 included $223,000 of costs associated with a European patent opposition proceedings concerning one of our patents. In June 2002, the European Patent Office upheld our patent in oral proceedings.

        Interest and Other Income, net.    Interest and other income for the three and six months ended June 30, 2002 decreased $52,000 and $3,000, respectively, from the same periods of 2001. The decreases resulted primarily from lower returns on our cash equivalents and marketable securities due to overall decline in interest rates, offset by the higher average balance of cash and marketable securities during the second quarter and first half of 2002 compared to the same periods of 2001.

        Benefit (Provision) for Income Taxes.    As a result of the pre-tax income and the estimated tax credits to be generated in 2002, we recorded a provision for income taxes of $3.0 million for the first half of 2002. For the same period in 2001, we recorded a provision for income taxes of $2.2 million. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

        We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income. As of June 30, 2002, we had cash, cash equivalents and marketable securities of approximately $62.9 million compared to $55.5 million as of December 31, 2001.

        The increase in cash, cash equivalents and marketable securities during the first half of 2002 was largely attributable to cash generated from operating activities of $8.8 million. The cash generated from operating activities included increases in income taxes payable, account payable and accrued liabilities totaling approximately $3.6 million and non-cash expenses such as depreciation and amortization of $2.1 million offset by increases in inventory of $1.7 million. Other sources of cash included the receipt of $2.8 million in proceeds from equipment financing and proceeds from the issuance of stock under our employee stock plans of $1.3 million. Significant uses of cash during the first half of 2002 included expenditures for leasehold improvements and capital equipment of $3.3 million and principal payments under equipment financing debt arrangements of $1.2 million.

        The increase in cash, cash equivalents and marketable securities during the first half of 2001 was largely attributable to cash generated from operating activities that totaled $15.1 million. The cash generated from operating activities resulted primarily from the reduction of accounts receivable of $5.2 million, tax benefit of disqualifying dispositions of $4.4 million and a refund of income taxes paid of $1.6 million. Other significant sources of cash included proceeds from the issuance of common stock under employee stock plans totaling $4.9 million. Significant uses of cash for the first half of 2001 included the purchase of leasehold improvements and capital equipment of approximately $3.9 million.

        Our primary short-term needs for capital, which are subject to change, are for the support of our commercialization efforts related to our products, including expansion of our direct sales force and field support resources, improvements of our manufacturing capacity and efficiency, facility expansion, new product development, license and patent disputes, clinical trials, and the continued advancement of research and development efforts. We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies. We may enter into additional licensing agreements that may include up-front and annual cash payments, milestone payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

        We are also addressing our future facilities expansion needs. We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs. The estimated purchase price of the land is $28.1 million. As of July 31, 2002 we had deposited $1.0 million in escrow. There are various contingencies that remain before the close of escrow, including the construction of an access road that must be complete by January 31, 2003, subject to allowable delays. Upon the close of escrow, expected to occur by the end of April 2003, we intend to pursue financing a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing. The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed. The first phase will provide us with approximately 200,000 square feet of space. The total land and construction cost of the first phase is estimated to be $70.0 million. We expect the first phase of construction to be completed in 2004. We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004. Expanding into a new facility would be expected to result in both cash expenditures, for the purchase of the land and construction costs, that would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

        We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except for the potential funding requirement of a portion of the cost of our facility expansion plan. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. We intend to pursue additional credit facilities to finance a portion of the land purchase price and the subsequent buildings construction costs. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

  •
  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

  •
  the costs and timing of further expansion of sales, marketing and manufacturing activities, expansion of our manufacturing capacity and Biosite Discovery activities and our facilities expansion needs

  •
  the enforcement, defense and resolution of license and patent disputes

  •
  the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues

  •
  the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products

  •
  changes in third-party reimbursement policies, and

  •
  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

        Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities. Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes. We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee. As of June 30, 2002, we had variable-rate debt totaling approximately $88,000. A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

        Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH, LRE, are denominated in Euros and sales of some products to some international customers are denominated in the local currency of customers. We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes. As of June 30, 2002, we had no outstanding forward exchange contracts. Total receivables and payables denominated in foreign currencies as of June 30, 2002 were not material.

FACTORS THAT MAY AFFECT RESULTS

        This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001. The factors discussed below should be read in conjunction with the risk factors discussed in our Annual Report on Form 10-K, which are incorporated by reference.

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

        Sales of the Triage Drugs of Abuse Panel products accounted for approximately 42% of our product sales in the first half of 2002 and 59% of our product sales during the full year 2001. We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future. A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us. We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated. Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products. Our continued growth will depend on our ability to

  •
  successfully commercialize our newer products, including the Triage TOX Panel

  •
  develop and commercialize other products, and

  •
  gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

        We may not be able to successfully commercialize, maintain or increase the market acceptance of our newer products, including the Triage Cardiac Panel and Triage BNP Test, which represented 19% and 30%, respectively, of our product sales in the first half of 2002, as compared to 27% and 6%, respectively, of our product sales for the year 2001. We may not be able to maintain or expand our share of the drug-testing and cardiovascular markets. Technological change, competition or the development of new or improved diagnostic technologies could result in our products becoming obsolete or noncompetitive.

The Triage BNP Test May Encounter Significant Competition From Products To Be Developed and Commercialized By Companies with Greater Financial Capital and Resources

        Net sales of our Triage BNP Test represented 30% of our product sales during the first half of 2002. The Triage BNP Test is currently the only FDA cleared test for use as an aid in the diagnosis of congestive heart failure. Abbott Laboratories, Bayer Diagnostics and Shionogi & Co., Ltd. have certain diagnostic rights to the protein and we anticipate competition from these companies in the future. In addition, Roche Diagnostics has another product under development that may compete against the Triage BNP Test. These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future.

We Are Dependent on Key Distributors and Have Limited Direct Sales Experience. If Our Distributors Terminate Their Relationship With Us or Fail to Adequately Perform, Our Product Sales Will Suffer.

        We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 85% of product sales in the first half of 2002 and 85% in the full year 2001) and internationally by country-specific and regional distributors. The loss or termination of one or more of these distributors could have a material adverse effect on our sales.

        If any of our distribution or marketing agreements are terminated and we are unable to enter into alternative agreements or if we elect to distribute new products directly, we would have to invest in additional sales and marketing resources, including additional field account executives and field support resources, which would significantly increase future selling, general and administrative expenses. Changes in the distribution of our products may also result in contract termination fees. We have limited experience in direct sales, marketing and distribution of our products. Our direct sales, marketing and distribution efforts may not be successful. Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. A failure to enter into acceptable distribution agreements or our failure to successfully market our products would have a material and adverse effect on us.

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

Our Limited Manufacturing Experience and Our Potential Inability to Scale-Up Manufacturing May Adversely Affect Our Ability to Produce Products.

        We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Significant additional resources, implementation of additional automated manufacturing equipment or changes in our manufacturing processes may be required for the scaling-up of each new product prior to commercialization or in order to meet increasing customer demand once commercialization begins, and this work may not be completed successfully.

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

        We rely upon LRE for production of the fluorescent meter used in connection with our Triage Meter System platform products, including the Triage Cardiac System, Triage BNP System and Triage TOX Drug Screen and others currently under development. If LRE is unable to manufacture sufficient quantities or quality of meters, this may adversely affect

  •
  our sales and profit margins

  •
  our ability to develop and manufacture products on a timely and competitive basis, or

  •
  the timing of market introductions and subsequent sales of products incorporating the Triage meter.

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

Long-lived and Intangible Assets May Become Impaired and Result in An Impairment Charge

        At June 30, 2002, we had approximately $15.5 million of property, plant and equipment and $8.6 million of capitalized patents and license rights. The carrying amounts of these long-lived and intangibles assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation such as our dispute with XOMA or other items. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

        As of June 30, 2002, we have approximately $4.2 million of long-term deferred tax assets, consisting primarily of research and development credits. No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets. Examples of future events that may occur which would make the realization of such assets not likely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

        On May 10, 2001, we received notice from XOMA Ltd. and its affiliates, XOMA, alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite that are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court, the XOMA action. In September, 2001, the Court denied Biosite's request for a preliminary injunction, dismissed XOMA's action in part with leave to amend, and dismissed Biosite's action without prejudice to Biosite's right to plead its claims in defense and counterclaims in the XOMA action. XOMA's complaint, which has now been amended, alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages. On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference. Biosite intends to contest XOMA's claims vigorously. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. As of June 30, 2002, we have approximately $1.0 million of capitalized license rights related to the patent licenses from XOMA. The carrying amounts of the XOMA license rights are affected whenever events or changes in circumstances indicate that the carrying amount of the license rights may not be recoverable. Such events or circumstances might include judgments against us or settlements. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners and potential partners, with a resulting reduction of our contract revenues. In the third quarter, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the situation between Biosite and XOMA. During the fourth quarter of 2001, we established a $267,000 reserve for doubtful accounts related to our collaboration with Large Scale Biology Corporation as a result of the impact of the XOMA dispute on our collaboration with them. On January 29, 2002, Large Scale Biology Corporation notified us that it would not perform under the terms of its agreement with us and that it considered itself excused from any duties and obligations under the agreement. We do not agree with Large Scale Biology Corporation's position and are attempting to find a mutually acceptable solution.

        In February 2002, we announced that we had designed our own novel antibody expression technology that is fundamentally different than that at the center of our dispute with XOMA. Our Biosite Discovery group has already implemented our new technology for the development of new antibodies and we expect that prior to December 31, 2002, all recombinant antibodies used in our diagnostics products except the Triage Parasite Panel will be produced using our new technology. Manufacturing priorities and capacity demands may result in a delay in conversion of the recombinant antibodies used in the Triage Parasite Panel until 2003. As a result, we believe we are now protected both by the current licenses, which we believe were not validly terminated by XOMA, and our new processes. XOMA has asserted that this new technology also infringes XOMA patents, and has added such allegations to the pending litigation. We responded by denying infringement and by asserting our defenses.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On May 10, 2001, we received notice from XOMA Ltd. and its affiliates, XOMA, alleging that we have breached our obligations under three license agreements with XOMA. The license agreements relate to the bacterial expression of antibodies. On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA's threat to terminate the agreements. We believe that XOMA's conduct threatens to cause damages to Biosite which are not easily calculable or easily compensable by money damages. On July 5, 2001, XOMA filed a complaint in the same court (the "XOMA action"). In September, 2001, the Court denied Biosite's request for a preliminary injunction, dismissed XOMA's action in part with leave to amend, and dismissed Biosite's action without prejudice to Biosite's right to plead its claims in defense and counterclaims in the XOMA action. XOMA's complaint, which has now been amended, alleges fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite. XOMA seeks injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages. On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference. Biosite intends to contest XOMA's claims vigorously. We believe that there has been no misrepresentation or breach of the agreements, that our rights under the agreements have not been terminated and, accordingly, no misappropriation or unfair business practice has occurred, and that our activities do not infringe XOMA's patents. The range of possible outcomes from these proceedings could include judgments in our favor, judgments against us or settlements that might or might not have a material adverse impact on our business. As of June 30, 2002, we have approximately $1.0 million of capitalized license rights related to the patent licenses from XOMA. The carrying amounts of the XOMA license rights are affected whenever events or changes in circumstances indicate that the carrying amount of the license rights may not be recoverable. Such events or circumstances might include judgments against us or settlements. Although we continue to conduct business with existing and potential partners, our dispute with XOMA has interfered with certain activities with existing partners and potential partners, with a resulting reduction of our contract revenues. In the third quarter of 2001, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the situation between Biosite and XOMA. On January 29, 2002, Large Scale Biology Corporation notified us that it would not perform under the terms of its agreement with us and that it considered itself excused from any duties and obligations under the agreement. We do not agree with Large Scale Biology Corporation's position and are attempting to find a mutually acceptable solution. In February 2002, we announced that we had designed our own novel antibody expression technology that is fundamentally different than that at the center of our dispute with XOMA. Our Biosite Discovery group has already implemented our new technology for the development of new antibodies and we expect that prior to December 31, 2002, all recombinant antibodies used in our diagnostics products except the Triage Parasite Panel will be produced using our new technology. Manufacturing priorities and capacity demands may result in a delay in conversion of the recombinant antibodies used in the Triage Parasite Panel until 2003. As a result, we believe we are now protected both by the current licenses, which we believe were not validly terminated by XOMA, and our new processes. XOMA has asserted that this new technology also infringes XOMA patents, and has added such allegations to the pending litigation. We responded by denying infringement and by asserting our defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 14, 2002, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of April 19, 2002, the record date, 14,691,468 shares were entitled to vote at the Annual Meeting. Of these 14,691,468 shares, 2,294,443 were not voted.

1.
The following Class II Directors were elected:

a.
Anthony DeMaria. 12,790,655 shares voted in favor of the nominee, 1,093,377 shares withheld their vote;

b.
Howard E. Greene Jr. 13,373,232 shares voted in favor of the nominee, 510,800 shares withheld their vote;

c.
The following directors continue in office for their existing terms:

    Kim D. Blickenstaff
    Gunars E. Valkirs
    Lonnie M. Smith
    Timothy J. Wollaeger

2.
A proposal to amend and restate the 1996 Stock Incentive Plan of Biosite Incorporated to, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 700,000 shares was approved. 9,269,011 shares were voted in favor of the proposal, 3,762,076 shares were voted against the proposal, 852,945 shares abstained and 807,436 shares were not voted (includes broker non-votes);

3.
The selection of Ernst & Young LLP as the Company's independent auditor was ratified. 13,515,428 shares were voted in favor of the proposal, 175,271 shares were voted against the proposal, 192,833 shares abstained and 807,436 shares were not voted (includes broker non-votes).

ITEM 5. OTHER INFORMATION

        The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        3(ii)    Amended and Restated Bylaws of Biosite Incorporated

  (b)
  Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	BIOSITE INCORPORATED
	By:	/s/ CHRISTOPHER J. TWOMEY Christopher J. Twomey Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES