Form 10-Q
period 2002-09-30
BIOSITE DIAGNOSTICS INC
filed 2002-11-15
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 000-21873

BIOSITE INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	33-0288606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11030 Roselle Street San Diego, California, 92121
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 455-4808

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒         No  ☐

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at November 8, 2002 was 14,824,632.

BIOSITE INCORPORATED

FORM 10-Q

Biosite®, Triage® and Omniclonal® are registered trademarks of Biosite Incorporated.  New Dimensions in Diagnosis (TM) and the Company’s logo are trademarks of Biosite Incorporated.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOSITE INCORPORATED

Condensed Balance Sheets

(in thousands, except par value)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$14,909	$13,011
Marketable securities, available-for-sale	53,360	42,486
Accounts receivable, net	10,028	8,254
Inventories, net	10,009	7,117
Income taxes receivable	—	155
Other current assets	2,674	2,779
Total current assets	90,980	73,802
Property, equipment and leasehold improvements, net	17,274	13,840
Patents and license rights, net	8,245	9,208
Other assets	7,282	5,890
	$123,781	$102,740

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,367	$2,326
Accrued employee expenses and other	8,848	3,953
Income taxes payable	2,695	—
Current portion of long-term obligations	2,102	2,008
Total current liabilities	18,012	8,287
Long-term obligations	4,557	3,542

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,783 and 14,639 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	148	146
Additional paid-in capital	77,717	75,891
Unrealized net gain on marketable securities, net of related tax effect	452	405
Retained earnings	22,895	14,469
Total stockholders’ equity	101,212	90,911
	$123,781	$102,740

Note:  The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales	$28,103	$15,941	$69,014	$45,477
Contract revenue	823	1,066	3,515	2,897
Total revenues	28,926	17,007	72,529	48,374

Operating expenses:
Cost of product sales	8,794	4,144	21,661	12,831
Selling, general and administrative	8,983	5,333	22,898	16,507
Research and development	4,636	3,573	12,089	10,189
License and patent disputes	1,228	1,185	4,043	1,658
Total operating expenses	23,641	14,235	60,691	41,185

Operating income	5,285	2,772	11,838	7,189

Interest and other income	572	677	1,813	1,921

Income before provision for income taxes	5,857	3,449	13,651	9,110
Provision for income taxes	(2,189)	(1,319)	(5,225)	(3,534)

Net income	$3,668	$2,130	$8,426	$5,576

Net income per share:
- Basic	$0.25	$0.15	$0.57	$0.39
- Diluted	$0.24	$0.14	$0.55	$0.36

Shares used in calculating per share amounts:
- Basic	14,769	14,538	14,713	14,355
- Diluted	15,464	15,463	15,427	15,525

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES
Net income	$8,426	$5,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,692	2,977
Amortization of deferred compensation and non-cash equity compensation	11	30
Deferred income taxes	—	(460)
Changes in operating assets and liabilities:
Accounts receivable	(1,774)	3,680
Inventory	(2,891)	(1,446)
Income taxes	3,085	5,631
Other current assets	(195)	291
Accounts payable	2,042	617
Accrued liabilities	4,894	413
Net cash provided by operating activities	$17,290	$17,309

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	17,642	37,956
Purchase of marketable securities	(28,440)	(47,861)
Purchase of property, equipment and leasehold improvements	(6,287)	(5,035)
Patents, license rights, deposits and other assets	(999)	(2,471)
Net cash used in investing activities	(18,084)	(17,411)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	2,824	1,541
Principal payments under financing obligations	(1,715)	(1,575)
Proceeds from issuance of common stock, net	1,584	5,086
Net cash provided by financing activities	2,692	5,052

Increase in cash and cash equivalents	1,898	4,950

Cash and cash equivalents at beginning of period	13,011	1,800
Cash and cash equivalents at end of period	$14,909	$6,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$338	$323
Income taxes paid (refund)	$2,140	$(1,637)
Income tax benefit of disqualifying dispositions of stock	$234	$4,548

See accompanying notes.

BIOSITE INCORPORATED

Notes to Condensed Financial Statements (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles in the United States for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  We have experienced significant quarterly fluctuations in our operating results and we expect that these fluctuations in sales, expenses and operating results may continue.

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

2.       EARNINGS PER SHARE

At September 30, 2002, we had 14,782,862 common shares and 4,228,547 common stock options outstanding.  Earnings per share, EPS, is computed in accordance with the Financial Accounting Standards Board’s Statement No. 128, Earnings per share, FAS 128.  FAS 128 requires dual presentation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options.  Common stock equivalents are not considered in loss years as the effect is antidilutive.

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Weighted average common shares outstanding – Shares used in calculating per share amounts – Basic	14,769	14,538	14,714	14,355
Net effect of dilutive common share equivalents using the treasury stock method	695	925	713	1,170
Shares used in calculating per share amounts – Diluted	15,464	15,463	15,427	15,525

3.       BALANCE SHEET INFORMATION

Net inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$3,464	$2,007
Work-in-process	5,144	3,809
Finished goods	1,401	1,301
	$10,009	$7,117

4.       COMPREHENSIVE INCOME

Financial Accounting Standards Board’s Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components.  FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income.  As adjusted, our comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net income	$3,668	$2,130	$8,426	$5,576
Change in unrealized net gain on marketable securities, net of tax	130	339	47	595
Comprehensive income	$3,798	$2,469	$8,873	$6,171

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

In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, FAS 144, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. FAS 144 supercedes the Financial Accounting Standards Board’s Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. FAS 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of FAS 144 had no impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the timely development, introduction and acceptance of new products, dependence on others, the impact of competitive products, the enforcement, defense and resolution of license and patent disputes, changing market conditions and the other risks detailed under “Factors that May Affect Results” and throughout our Annual Report on Form 10–K for the year ended December 31, 2001.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Form 10–Q and our Form 10-K, respectively.  We disclaim any intent or obligation to update these forward-looking statements.

Overview

We were established in 1988. We are a research-based diagnostics company dedicated to the discovery and development of novel protein-based tests that improve a physician’s ability to diagnose debilitating and life-threatening diseases and conditions. We combine integrated discovery and diagnostics businesses to access proteomics research, identify proteins with high diagnostic utility, develop and commercialize products and educate the medical community on new diagnostic approaches that improve health care outcomes.

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

In March 1999, we launched Biosite Discovery, a collaborative research program dedicated to the identification of new protein markers for acute diseases.  Through Biosite Discovery, we conduct analyses on both known disease markers and potential markers accessed from internal research, the public domain, pharmaceutical and biotechnology companies in order to discover single-analyte markers or multiple-analyte markers (protein arrays) with diagnostic utility.  We refer to this process as marker mining.  If the diagnostic utility of a marker is established, it is then assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to novel proteins, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology companies with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed agreements with different clinical and collaborative partners, including Amgen Inc., the TIMI Group of Brigham and Woman’s Hospital, Duke University, Eli Lilly and Company, Eos Biotechnology Inc., Johns Hopkins Hospital, Large Scale Biology Corporation, Medarex, Inc., MedImmune, Inc. and the San Diego VA Medical Center in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.  Among the payments we might receive under the agreements are: up-front technology access fees, research funding, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development by our partners, milestone fees on drug targets that reach certain development milestones and royalties should products successfully be commercialized as a result of the collaboration.  Also under Biosite Discovery, we’ve executed several license or cross-license agreements with companies such as BioInvent International, Morphosys AG, Dyax Corp. and others.

A significant portion of our product sales to date have resulted from sales of the Triage Drugs of Abuse Panel product line.  Sales of Triage Drugs of Abuse Panel products represented approximately 39% of our product sales in the first nine months of 2002 and 59% of our product sales during the full year 2001.  We believe that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.  Our cardiovascular products, consisting of the Triage Cardiac Panel, Triage BNP Test and Triage Meters, are becoming a greater proportion of our product sales as a result primarily of their own sales growth.  Sales of our Triage BNP Test represented 32% of our products sales in the first nine months of 2002, compared to only 6% of our product sales during the full year 2001.

All of our products are marketed by Fisher, pursuant to a distribution agreement, in the U.S. hospital market segment.  The term of the distribution agreement expires on December 31, 2003 and automatically renews for an additional two years unless a notice of non-renewal is delivered by either company.  Product sales to Fisher represented 85% of our product sales in the first nine months of 2002 and 85% of our product sales during the full year 2001.  Fisher reported to us that end-user sales of our products by Fisher were $70.4 million during the first nine months of 2002, and $62.1 million during the full year 2001.  Fisher’s end-user sales are not directly comparable to our product sales because the timing of shipments from Biosite to Fisher may not match the timing of shipments from Fisher to the end-user hospitals and due to changes in the quantities of our products Fisher purchases and stocks in its inventory.  Internationally, our products are distributed by country-specific and regional distributors.

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

•             changes in the mix of products sold

•             the timing and variability of significant orders

•             seasonal or unanticipated changes in customer demand

•             manufacturing capacity constraints, delays or inefficiencies

•             competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

•             competitive pressures on average selling prices of our products

•             changes in reimbursement policies

•             costs, timing and effectiveness of further expansion of our sales force and field support resources

•             whether and when new products are successfully developed and introduced by us

•             research and development efforts, including clinical trials and new product scale-up activities

•             ability to execute, enforce and maintain license and collaborative agreements necessary to earn contract revenues

•             attainment of milestones under collaborative agreements necessary to earn contract revenues

•             regulatory uncertainties or delays

•             product recalls

•             shipment problems

•             enforcement, defense and resolution of license and patent disputes; and

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

Recent Developments

License and patent disputes

In September 2002, we announced that we resolved all outstanding disputes regarding patent and licensing issues with XOMA so as to permit each the freedom to operate its business.  The parties have dismissed the pending legal proceedings between XOMA Ltd. and affiliates and Biosite.  See Part II, Item 1, Legal Proceedings, for more information.

FDA cleared Triage BNP Test for additional use

In the third quarter, we received FDA clearance for the Triage BNP Test to be used for the risk stratification of patients with acute coronary syndromes.  The data were produced in collaboration with the Thrombolysis In Myocardial Infarction (TIMI) Study Group, a research team that has been at the forefront of clinical research in acute coronary syndromes over the past two decades.

Triage BNP Test clinical study

We completed clinical studies pertaining to the potential waived status of the Triage BNP Test and submitted data to the FDA.  The clinical study evaluated the ability of non-professional users to perform the Triage BNP Test and obtain results that are comparable to professional users.  Waived status of the Triage BNP Test would enable us to market the test for prescription home use, as well as to physician office laboratories, outpatient clinics and other non-acute care hospital health care facilities that are not currently not able to run tests classified as moderately complex.  We currently do not have distribution arrangements or experience for the commercialization of the Triage BNP Test in those settings.

2002 Nonqualified Stock Incentive Plan

On November 7, 2002 the Board of Directors adopted the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan (2002 Stock Plan).  The Board of Directors reserved 550,000 shares for issuance under the plan.  Directors and officers are not eligible to participate in the plan.  The Board of Directors adopted the plan to accommodate Biosite’s growth strategy, which includes hiring a significant number of employees over the next nine months.  Stockholder approval is not required for implementation of the 2002 Stock Plan.

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

The Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition, SAB No. 101, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Inventories and Related Allowance for Obsolete and Excess Inventory.   Net inventories are valued at the lower of the first-in, first-out (FIFO) cost or market value and have been reduced by an allowance for excess and obsolete inventories.  We utilize a standard cost system to track our inventories on a part-by-part, full absorption cost basis.   Adjustments are made to the standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a FIFO cost basis.  The estimated allowance for excess and obsolete inventories is based on management’s review of inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of obsolescence.

Intangible and Other Long-Lived Assets.  At September 30, 2002, we had approximately $32.8 million of long-lived assets, including $17.3 million of property, plant and equipment and $8.1 million of capitalized license rights.  Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights only includes estimated sales for products we are currently selling and does not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred Income Taxes.  As of September 30, 2002, we have approximately $5.5 million of deferred tax assets, consisting primarily of research and development credits.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets not likely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2002	2001	2002	2001

Triage BNP Test products	$9,787	$900	$22,053	$1,587
Triage Cardiac Panel products	5,923	4,036	13,543	12,757
Triage Meter products	1,174	198	2,638	552

Triage Drugs of Abuse and TOX Drug Screen products	10,061	9,583	27,356	27,336
Triage Microbiology products	1,158	1,224	3,424	3,245
Total Product Sales	$28,103	$15,941	$69,014	$45,477

Product sales for the three and nine months ended September 30, 2002 increased of 76% and 52%, respectively, as compared to the same periods of 2001.   The increases in total product sales were primarily attributable to the growth in net sales of our Triage BNP Test, one of our cardiovascular diagnostic products, of  $8.9 million and $20.5 million, respectively.

Due to the continued acceleration in customer demand for the Triage BNP Test, distributor inventory levels of some of our products were below targeted stocking levels at September 30, 2002.  We are expanding our manufacturing capacity through added production shifts and through the implementation of additional automated manufacturing equipment.  Product sales in future quarters will be impacted as we and our distributors attempt to adjust distributor inventories to targeted stocking levels.

Net sales of our cardiovascular products, consisting of our Triage Cardiac Panel, Triage BNP Test and the Triage Meters, totaled $16.9 million and $38.2 million, respectively, for the three and nine months ended September 30, 2002, as compared to $5.1 million and $14.9 million, respectively, for the same periods of 2001.  The net sales growth of our cardiovascular products of 329% and 257%, respectively, for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, was primarily due to growth in sales volume of our Triage BNP Test and the Triage Meters. The Triage BNP Test was launched in the U.S. in December 2000.

The Triage BNP Test is currently the only FDA cleared test for use as an aid in the diagnosis of congestive heart failure.  Other companies have certain diagnostic rights to the protein or have another product under development that may compete against our Triage BNP Test, and we anticipate competition from these companies in the future.   These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future.

Net sales of our qualitative products, consisting of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were approximately $11.2 million and $30.8 million, respectively, for the three and nine months ended September 30, 2002, as compared to $10.8 million and $30.6 million, respectively, for the same periods of 2001.  The net sales growth of our qualitative products for the three months ended September 30, 2002, as compared to the same period in 2001, was primarily due to growth in sales volume of our Triage Drugs of Abuse Panel and the Triage TOX Drug Screen.  The net sales growth of our qualitative products for the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to growth in sales volume of our Triage Drugs of Abuse Panel sold internationally, Triage C. difficile Panel, Triage Parasite Panel and the Triage TOX Drug Screen.  The net sales impact of sales volume increases of these products was partially offset by a decrease in our average selling price of our domestic sales of the Triage Drugs of Abuse

Panel.  We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.  The Triage TOX Drug Screen was launched in the U.S. in February 2002.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three and nine months ended September 30, 2002 were $823,000 and $3.5 million, respectively, compared to $1.1 million and $2.9 million, respectively, for the same periods of 2001.  Contract revenues recognized during the three and nine months ended September 30, 2002 consisted primarily of license fees, research funding and antibody fees.  In June 2000, we entered into an alliance with Medarex Inc.  Under the terms of the agreement, we receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. We recognized $750,000 during each quarter of 2002 and 2001 of research funding from the alliance with Medarex.  Other contract revenues recognized during the three and nine months ended September 30, 2002 and 2001 included license fees, antibody fees, and amortization of up-front technology access fees.  The increase in contract revenues during the first nine months of 2002 resulted primarily from the grant of a non-exclusive license from us to a company for certain proprietary technology.

Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.3 million and $3.9 million for the three and nine months ended September 30, 2002, respectively, as compared to approximately $1.1 million and $3.2 million for the three and nine months ended September 30, 2001, respectively.   These costs are included in research and development expenses.

Cost of Sales and Gross Profit From Product Sales. Gross profit from product sales for the three and nine months ended September 30, 2002 were $19.3 million and $47.4 million, respectively, representing increases of 64% and 45%, compared to $11.8 million and $32.6 million, respectively, for the same periods of 2001.  Gross profits increased primarily due to an overall increase in product sales.  The overall gross margin for the three and nine months ended September 30, 2002 was 69%, compared to 74% and 72%, respectively, for the same periods of 2001.  The decrease in the overall gross margin was primarily as a result of the changing mix of net sales of our products that have different gross margins and manufacturing inefficiencies experienced as we attempt to increase our manufacturing capacity by adding production shifts and implementing semi-automated and automated manufacturing   equipment into the manufacturing processes.  Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel.  Sales of our cardiovascular products represented 60% and 55% of our product sales for the three and nine months ended September 30, 2002, respectively, compared to 32% and 33%, respectively, for the same periods in 2001.

Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel during the early stages of their commercialization as manufacturing capacity and production efficiency issues are addressed.  We also expect that although our gross profits may continue to grow, our overall gross margins may continue to decrease as a result of competitive pricing pressures related to the maturing Triage Drugs of Abuse product line and the changing mix of net sales of products with different gross margins.

Selling, General and Administrative Expenses (SG&A expenses). SG&A expenses for the three and nine months ended September 30, 2002 were $9.0 million and $22.9 million, respectively, representing increases of 68% and 39%, respectively, compared to $5.3 million and $16.5 million, respectively, for the same periods of 2001.  The increases in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, expanded sales activities related to our broader product lines, additional marketing activities relating to new products, increased administrative costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on the Company’s financial performance.

Selling, general and administrative costs in 2002 are, and will continue to be, higher than in 2001, as we continue to expand our overall operations, including sales and marketing activities for our new products.  We expect greater utilization of expanded sales, clinical education and technical service resources, and continued business development activities and administrative support functions.  We also expect our sales commissions and other performance-based compensation to be higher in 2002 than in 2001.  We also expect our SG&A expenses to be higher in 2003 than 2002 for many of these same reasons.  The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our new products and the progress of business development activities.

Research and Development Expenses. Research and development expenses for the three and nine months ended September 30, 2002 were $4.6 million and $12.1 million, respectively, compared to $3.6 million and $10.2 million, respectively, for the same periods of 2001.  During the third quarter and first nine months of 2002, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products and manufacturing processes, and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery.  We expect our research and development expenses for 2002 to be higher than in 2001.  The increased expenditures will relate primarily to product development efforts, including the potential development of diagnostic products for stroke and acute coronary syndromes, clinical studies, Biosite Discovery, new product scale-up activities associated with potential new products and performance-based compensation resulting from the Company’s performance versus its beginning of the year goals.  The timing of the expenditures and their magnitudes depends primarily on the progress and success of research and development and the timing of potential product launches.

License and Patent Disputes. Expenses associated with license and patent disputes incurred during the three and nine months ended September 30, 2002 totaled $1.2 million and $4.0 million, respectively, compared to $1.2 million and $1.7 million, respectively, for the same periods of 2001.  No expenses associated with the XOMA litigation were incurred prior to May 2001.  The expenses consisted primarily of legal costs related to our litigation with XOMA.  In September 2002, we announced that we have resolved all outstanding disputes regarding patent and licensing issues with XOMA so as to permit each the freedom to operate its business.  We do not expect any remaining legal expenses related to the XOMA matter to be significant. The parties have agreed to dismiss the pending legal proceedings between XOMA Ltd. and affiliates and Biosite.  License and patent disputes during the nine months ended September 30, 2002 included $223,000 of costs associated with a European patent opposition proceedings concerning one of our patents.  In June 2002, the European Patent Office upheld our patent in oral proceedings.

Interest and Other Income, net. Interest and other income for the three and nine months ended September 30, 2002 decreased $105,000 and $108,000, respectively, from the same periods of 2001.  The decreases resulted primarily from lower returns on our cash equivalents and marketable securities due to overall decline in interest rates, offset by the higher average balance of cash and marketable securities during the third quarter and first nine months of 2002 compared to the same periods of 2001.

Benefit (Provision) for Income Taxes. As a result of the pre-tax income and the estimated tax credits to be generated in 2002, we recorded a provision for income taxes of $5.2 million for the first nine months of 2002.  For the same period in 2001, we recorded a provision for income taxes of $3.5 million. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income.  As of September 30, 2002, we had cash, cash equivalents and marketable securities of approximately $68.3 million compared to $55.5 million as of December 31, 2001.

The increase in cash, cash equivalents and marketable securities during the first nine months of 2002 was largely attributable to cash generated from operating activities of $17.3 million.  The cash generated from operating activities included increases in income taxes payable, account payable and accrued liabilities totaling approximately

$10.0 million and non-cash expenses such as depreciation and amortization of $3.7 million offset by increases in accounts receivable of $1.8 million and inventory of $2.9 million.   Other sources of cash included the receipt of $2.8 million in proceeds from equipment financing and proceeds from the issuance of stock under our employee stock plans of $1.6 million.  Significant uses of cash during the first nine months of 2002 included expenditures for leasehold improvements and capital equipment of $6.3 million and principal payments under equipment financing debt arrangements of $1.7 million.

The increase in cash, cash equivalents and marketable securities during the first nine months of 2001 was largely attributable to cash generated from operating activities that totaled $17.3 million.  The cash generated from operating activities resulted primarily from the reduction of accounts receivable of $3.6 million, tax benefit of disqualifying dispositions of $4.5 million and a refund of income taxes paid of $1.6 million.  Other significant sources of cash included proceeds from the issuance of common stock under employee stock plans totaling $5.1 million. Significant uses of cash for the first nine months of 2001 included the purchase of leasehold improvements and capital equipment of approximately $5.0 million.

Our primary short-term needs for capital, which are subject to change, are for the support of our commercialization efforts related to our products, including expansion of our direct sales force and field support resources, improvements in our manufacturing capacity and efficiency, facility expansion, new product development,  clinical trials, and the continued advancement of research and development efforts.  We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies.  We may enter into additional licensing agreements that may include up-front and annual cash payments, milestone payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

We are also addressing our future facilities expansion needs. We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs.  The estimated purchase price of the land is $28.1 million.  As of October 31, 2002 we had deposited $1.0 million in escrow.  There are various contingencies that remain before the close of escrow, including the construction of an access road that must be complete by January 31, 2003, subject to allowable delays.  Upon the close of escrow, expected to occur by the end of April 2003, we intend to pursue financing for a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing.  The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 200,000 to 350,000 square feet of space.  The total land and construction cost of the first phase is estimated to range between $70 million and $83 million.  We expect the first phase of construction to be completed in 2004.  We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004.  Expanding into a new facility would be expected to result in both cash expenditures, for the purchase of the land and construction costs, that would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except for the potential funding requirement of a portion of the cost of our facility expansion plan.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  We intend to pursue additional credit facilities to finance a portion of the land purchase price and the subsequent buildings construction costs.   Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•             the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

•             the timing and variability of significant orders

•             seasonal or unanticipated changes in customer demand

•             the costs, timing and effectiveness of further expansion of sales, marketing and manufacturing activities and resources, expansion of our manufacturing capacity and Biosite Discovery activities and our facilities expansion needs

•             the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues

•             the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products

•             changes in third-party reimbursement policies, and

•             the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates, primarily from our variable-rate long-term debt arrangements and, to a lesser extent, our investments in available-for-sale marketable securities.  Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes.  We do have the option to convert our variable-rate long-term debt arrangements to fixed-rate debt arrangements for a nominal transaction fee.  As of September 30, 2002, we had variable-rate debt totaling approximately $31,000.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Additionally, our purchases of Triage Meters from LRE Technology Partner GmbH, LRE, are denominated in Euros and sales of some products to some international customers are denominated in the local currency of customers.  We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of September 30, 2002, we had no outstanding forward exchange contracts.  Total receivables and payables denominated in foreign currencies as of September 30, 2002 were not material.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation was performed of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this quarterly report.  Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our periodic SEC filings.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the Evaluation Date.

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

•             changes in the mix of products sold

•             the timing and variability of significant orders

•             seasonal or unanticipated changes in customer demand

•             manufacturing capacity constraints, delays or inefficiencies

•             competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

•             competitive pressures on average selling prices of our products

•             changes in reimbursement policies

•             costs, timing and effectiveness of further expansion of our sales force and field support resources

•             whether and when new products are successfully developed and introduced by us

•             research and development efforts, including clinical trials and new product scale-up activities

•             ability to execute, enforce and maintain license and collaborative agreements necessary to earn contract revenues

•             attainment of milestones under collaborative agreements necessary to earn contract revenues

•             regulatory uncertainties or delays

•             product recalls

•             shipment problems

•             enforcement, defense and resolution of license and patent disputes; and

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

If we fail to establish and maintain:

•             reliable, cost-efficient, high volume manufacturing capacity

•             a cost-effective sales force, implementation and customer support resources and administrative infrastructure; or

•             an effective product distribution system for our products

we may not be able to successfully commercialize our current or new products or maintain or increase the market acceptance of these products.  Unanticipated acceleration of customer demand for our products have and may continue to result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure.  Such constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.

We are Dependent on a Key Distributor and have Limited Direct Distribution Experience.  If Our Distributor’s Relationship Is Terminated, or Our Distributor Fails to Adequately Perform, Our Product Sales Will Suffer.

We rely upon a key distributor alliance with Fisher to distribute our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 85% of product sales in the first nine months of 2002 and 85% in the full year 2001) and internationally by country-specific and regional distributors.  The loss or termination of one or more of these distributors could have a material adverse effect on our sales.   The term of our distribution agreement with Fisher expires on December 31, 2003 and automatically renews for an additional two years unless a notice of non-renewal is delivered by either company.  Over the next few years, we anticipate transitioning the distribution of our products in some European countries to a direct sales and distribution basis.

If any of our distribution or marketing agreements are terminated and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we would have to invest in additional sales and marketing resources, including additional field account executives and field support resources, which would significantly increase future selling, general and administrative expenses.  Changes in the distribution of our products may also result in contract termination fees, disruption of our business, increased competition and decline in product sales and operating profits.  We have limited experience in direct sales, marketing and distribution of our products.  Our direct sales, marketing and distribution efforts may not be successful.  Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all.  A failure to enter into acceptable distribution agreements or our failure to successfully market our products would have a material and adverse effect on us.

A significant portion of our product sales is made to Fisher domestically and other distributors internationally.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of the end-user customers, Fisher and our other distributors, as well as the changes in inventory levels of our product held by these distributors.  We are unable to verify the inventory levels of our international distributors.  We only have limited visibility over the inventory levels of our products at Fisher.  While we attempt to assist Fisher in maintaining targeted stocking level of our products, we may not consistently be accurate or successful.  This process involves the exercise of judgment and use of assumptions as to future uncertainties including end-user customer demand and, as a result, actual results could differ from our estimates.  Inventory levels of our products held by distributors may exceed or fall below the levels we consider desirable on a going-forward basis.

The Triage BNP Test May Encounter Significant Competition From Products To Be Developed and Commercialized By Companies with Greater Financial Capital and Resources

Net sales of our Triage BNP Test represented 32% of our product sales during the first nine months of 2002.  The Triage BNP Test is currently the only FDA cleared test for use as an aid in the diagnosis of congestive heart failure.  Abbott Laboratories, Bayer Diagnostics and Shionogi  & Co., Ltd. have certain diagnostic rights to the protein and we anticipate competition from these companies in the future.   In addition, Roche Diagnostics has submitted a 510(k) pre-market notification for another product that may compete against the Triage BNP Test.  These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future.

Competition and Technological Change May Make Our Products Less Attractive or Obsolete.

Diagnostics

The market in which we compete is intensely competitive.  Our competitors include:

•             companies making laboratory-based tests and analyzers

•             clinical reference laboratories; and

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

Our Limited Manufacturing Experience and Our Potential Inability to Scale-Up Manufacturing May Adversely Affect Our Ability to Produce Products.

We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment or changes in our manufacturing processes has, and may continue to be, required for the scaling-up of each new product prior to commercialization or in order to meet increasing customer demand once commercialization begins, and this work may not be completed successfully or efficiently.

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

Manufacturing and quality problems have arisen and may arise as we attempt to scale-up our manufacturing and such scale-up may not be achieved in a timely manner or at a commercially reasonable cost, or at all.  Unanticipated acceleration or deceleration in customer demand for our products has and may continue to result in manufacturing constraints or production inefficiencies.  Our manufacturing facilities and those of our contract manufacturers are, or will be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are subject to Quality System Regulations requirements of the FDA.  We, or our contractors, may not satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on us.

We Are Dependent in the Near Term on Sales of the Triage Drugs of Abuse Panel.  A Significant Reduction in Sales of the Triage Drugs of Abuse Panel Would Harm Us.

Sales of the Triage Drugs of Abuse Panel products accounted for approximately 39% of our product sales in the first nine months of 2002 and 59% of our product sales during the full year 2001.  Additionally, the Triage Drugs of Abuse Panel provides the highest gross margins of our different product lines.  We expect our revenue and profitability to substantially depend on the sale of the Triage Drugs of Abuse Panel products for the foreseeable future.  A significant reduction in demand for the Triage Drugs of Abuse Panel products would have a material adverse effect on us.  We believe that domestic net sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated.  Competitive pressures could also erode our profit margins for the Triage Drugs of Abuse Panel products.  Our continued growth will depend on our ability to

•             successfully commercialize our newer products, including the Triage TOX Panel

•             develop and commercialize other products; and

•             gain additional acceptance of the Triage Drugs of Abuse Panel products in new market segments, such as international markets.

We may not be able to successfully commercialize, maintain or increase the market acceptance of our newer products, including the Triage Cardiac Panel and Triage BNP Test, which represented 20% and 32%, respectively, of our product sales in the first nine months of 2002, as compared to 27% and 6%, respectively, of our product sales for the same periods of 2001. We may not be able to maintain or expand our share of the drug-testing and cardiovascular markets. Technological change, competition or the development of new or improved diagnostic technologies could result in our products becoming obsolete or noncompetitive.

We Are Dependent on Sole-Source Suppliers For Our Products.  A Supply Interruption Would Harm Us.

Key components and raw materials used in the manufacture of our products are provided by single-source vendors.  Any supply interruption in a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented and, as a result, would have a material adverse effect on us.  In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with our manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products.  We have under development products that, if developed, may require us to enter into additional supplier arrangements or implement alternative manufacturing processes.  We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all.  We also may not be able to implement alternative manufacturing processes that are effective and cost efficient, or at all.  Failure to obtain a supplier or the implementation of alternative processes for the manufacture of our future products, if any, would have a material adverse effect on us.

We rely upon LRE for production of the fluorescent meter used in connection with our Triage Meter System platform products, including the Triage Cardiac System, Triage BNP System and Triage TOX Drug Screen and others currently under development.  If LRE is unable to manufacture sufficient quantities or quality of meters, this may adversely affect

• our sales and profit margins

• our ability to develop and manufacture products on a timely and competitive basis; or

• the timing of market introductions and subsequent sales of products incorporating the Triage Meters.

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

Third-party payors are increasingly scrutinizing and challenging the prices charged for medical products and services. Decreases in reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect our ability to sell our products on a profitable basis.  Failure by physicians and other users to obtain reimbursement from third-party payors, or changes in government and private third-party payors’ policies toward reimbursement of tests utilizing our products could have a material adverse effect on us.  Given the efforts to control and reduce health care costs in the United States in recent years, there can be no assurance that currently available levels of reimbursement will continue to be available in the future for our existing products or products under development.

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

Our Patent and Proprietary Technology May Not Provide Us With Any Benefit and the Patents of Others May Prevent Us From Commercializing Our Products.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others or to obtain licenses to such proprietary rights.  Our patent applications may not result in the issuance of any patents.  Additionally, our patent applications may not have priority over others’ applications, or, if issued, our patents may not offer protection against competitors with similar technology.  Any patents issued to us may be challenged, invalidated or circumvented in the future and the rights created thereunder may not provide a competitive advantage.

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

Long-lived and Intangible Assets May Become Impaired and Result in An Impairment Charge

At September 30, 2002, we had approximately $17.3 million of property, plant and equipment and $8.1 million of capitalized license rights.  The carrying amounts of these long-lived and intangibles assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of September 30, 2002, we have approximately $4.2 million of long-term deferred tax assets, consisting primarily of research and development credits.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets not likely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

Our commercial success depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of several third-party patents that may relate to our technology.  We may infringe these patents, or other patents or proprietary rights of third parties. In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes.  We or our collaborative partners may not prevail in any such action and any license (including licenses proposed by third parties) required under any such patent may not be made available on commercially acceptable terms, or at all. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there is significant litigation in the industry regarding patent and other intellectual property rights.  Litigation concerning patent and other intellectual property rights could consume a substantial portion of our managerial and financial resources, which would have a material adverse effect on us.

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

Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•             the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive

•             the timing and variability of significant orders

•             seasonal or unanticipated changes in customer demand

•             the costs, timing and effectiveness of further expansion of sales, marketing and manufacturing activities and resources, expansion of our manufacturing capacity and Biosite Discovery activities and our facilities expansion needs

•             the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues

•             the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products

•             changes in third-party reimbursement policies; and

•             the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

The failure by us to raise capital on acceptable terms when needed would cause us to have to scale back our operations, reduce our work force and license to others products we would otherwise seek to develop or commercialize ourselves.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Ownership of a New Corporate Headquarters May Negatively Impact Operating Results

We are currently in escrow to purchase 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs.  The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 200,000 to 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to range between $70 million and $83 million.  We expect the first phase of construction to be completed in 2004.   We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

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

Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is complete, the FDA will accept the application for filing. Once the submission is accepted, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the application is accepted, but may take significantly longer. The review time is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. During the review period, it is likely that an advisory committee, typically a panel of clinicians, will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendation of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with applicable QSR requirements. If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a non-approvable letter. The FDA may determine that additional clinical investigations must be performed, in which case the PMA may be delayed for one or more years while additional clinical investigations are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to an approved PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a pre-amendment Class III medical device for which the FDA has not called for PMAs. The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data and other performance data. It generally takes from four to twelve months from submission to obtain 510(k) pre-market clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

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

Before the manufacturer of a device can submit the device for FDA approval or clearance, it generally must conduct a clinical investigation of the device. Although clinical investigations of most devices are subject to the investigational device exemption, IDE, requirements, clinical investigations of in vitro diagnostic, IVD, tests, such as all of our products and products under development, are exempt from the IDE requirements, including the need to obtain the FDA’s prior clearance or approval, provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not intentionally introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure. In addition, the IVD must be labeled for research use only, RUO, or investigational use only, IUO, and distribution controls must be established to assure that IVDs distributed for research or clinical investigation are used only for those purposes.

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

The use of our products is also affected by the Clinical Laboratory Improvement Amendments of 1988, CLIA, and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as “waived,” “moderately complex” or “highly complex,” on the basis of specific criteria. There can be no assurance that any future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing will not have a material adverse effect on our ability to market our products or on our business, financial condition or results of operations.

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

Our strategy for the research, development, commercialization and distribution of some of our products entails entering into various arrangements with third parties.  We are or will be dependent upon the success of these parties in performing their responsibilities. These parties may not perform their obligations as expected and no revenue may be derived from these arrangements.  Under our Biosite Discovery collaborations, we rely and are dependent upon other parties to perform their responsibilities.  In the third quarter of 2001, Large Scale Biology Corporation suspended the delivery of future protein targets pending further evaluation of the then existing dispute between Biosite and XOMA.  During the fourth quarter of 2001, we established a $267,000 reserve for doubtful accounts related to our collaboration with Large Scale Biology Corporation as a result of the impact of the then existing XOMA dispute on our collaboration with them.  On January 29, 2002, Large Scale Biology Corporation notified us that it would not perform under the terms of its agreement with us and that it considered itself excused from any duties and obligations under the agreement.  We do not agree with Large Scale Biology Corporation’s position and are attempting to find a mutually acceptable solution.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 10, 2001, we received notice from XOMA Ltd. and its affiliates, XOMA, alleging that we have breached our obligations under three license agreements with XOMA.  The license agreements relate to the bacterial expression of antibodies.  On June 8, 2001, we filed an action in the U.S. District Court for the Northern District of California, seeking declaratory relief that XOMA has no right to terminate the agreements and that Biosite is not infringing any XOMA patents, and injunctive relief related to XOMA’s threat to terminate the agreements.  On July 5, 2001, XOMA filed a complaint in the same court (the “XOMA action”).  In September, 2001, the Court denied Biosite’s request for a preliminary injunction, dismissed XOMA’s action in part with leave to amend, and dismissed Biosite’s action without prejudice to Biosite’s right to plead its claims in defense and counterclaims in the XOMA action.  XOMA’s complaint was to allege fraud, breach of contract, patent infringement, misappropriation and unfair business practices on the part of Biosite.  XOMA sought injunctive relief, unspecified damages, a trebling of damages under the patent laws and punitive damages.  On November 7, 2001, Biosite filed its answer denying the material allegations of the XOMA amended complaint, and counterclaims against XOMA including claims for breach of contract and tortious interference.  In September 2002, we announced that we have resolved all outstanding disputes regarding patent and licensing issues with XOMA so as to permit each the freedom to operate its business.  The parties have dismissed the pending legal proceedings between XOMA Ltd. and affiliates and Biosite.

Agreements reached between the two companies include the following:

•             XOMA will receive a royalty-free, irrevocable and perpetual license to practice Biosite’s “Dower” patents (that are related to the practice of multi-chain antibody phage display) with regard to certain activities, as well as an assignment of Biosite’s antibody expression technology that was announced earlier this year.  Biosite will receive a non-exclusive license to the assigned patent rights.

•             Biosite will receive a royalty-free, irrevocable and perpetual license to utilize XOMA’s bacterial cell expression technology for production of antibodies as well as for the development of new antibody products.  This license also will allow Biosite to transfer antibodies to its Biosite Discovery partners.

•             XOMA will have the right to present an agreed number of targets to Biosite and receive expression libraries including screened high-affinity antibodies for each target.

•             XOMA’s license to Biosite for the LBP diagnostic assay is terminated by mutual agreement.  Those rights were obtained by Biosite in 1996 but were never commercialized.

•             The settlement includes entry of a consent judgment dismissing the pending legal proceedings with prejudice.

ITEM 5.  OTHER INFORMATION

The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1         Biosite Incorporated 2002 Nonqualified Stock Incentive Plan

(b)     Reports on Form 8-K

On August 14, 2002, we filed a current report on Form 8-K, for purposes of voluntarily complying with Order No. 4-460 and Section 21(a)(1) of the Securities Exchange Act of 1934, by voluntarily filing as exhibits separate statements under oath by the Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to Exchange Act of 1934 Filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002		BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY
Christopher J. Twomey
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Kim D. Blickenstaff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Biosite Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer, Secretary and Treasurer

I, Christopher J. Twomey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Biosite Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ CHRISTOPHER J. TWOMEY
Christopher J. Twomey
Vice President, Finance and Chief Financial Officer