Form 10-K
period 2002-12-31
BIOSITE DIAGNOSTICS INC
filed 2003-03-31
CIK 834306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (858) 455-4808

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.01 par value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☒     No ☐

The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on June 28, 2002 as reported on the Nasdaq National Market, was approximately $309,000,000.  Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on SEC Schedule 13G filings as of June 28, 2002.

As of March 1, 2003, there were 14,936,985 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2003 Annual Meeting of Stockholders is incorporated by reference in Part III, Item 10 (as to directors), 11, 12 and 13 of this Form 10-K.

BIOSITE INCORPORATED

FORM 10-K

Biosite®, Triage® and Omniclonal® are registered trademarks of Biosite Incorporated.  New Dimensions in Diagnosis ™ and the Company’s logo are trademarks of Biosite Incorporated.  Cardio ProfilER and ProfilER are the subject of pending trademark applications by Biosite Incorporated.

i

PART I

Item 1.                 Business

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including the extent to which our products and products under development are successfully developed and gain market acceptance; the impact of competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater capital and resources; manufacturing capacity constraints, backlog, delays or inefficiencies; regulatory changes, uncertainties or delays; changing market conditions and the other risk and uncertainties under “Risk Factors” and throughout this Annual Report on Form 10-K.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Form 10-K.  We disclaim any intent or obligation to update these forward-looking statements.

BACKGROUND

Founded in 1988, Biosite® Incorporated is a leading provider of novel, rapid medical diagnostics that improve a physician’s ability to diagnose critical diseases and health conditions.  We believe that improvements in diagnosis of high-acuity diseases and conditions can positively impact medical decisions, improve the quality of patient care and contribute to cost-effective medical treatment.   We focus on disease categories that are in need of improved diagnosis and monitoring.

Striving for sustained growth, we have adopted a strategy that encompasses the diagnostic continuum from protein  validation to point of care diagnostics.  Through combined expertise in diagnostic discovery and commercialization we are able to select large market opportunities, access potential markers of disease, identify proteins with high diagnostic utility, apply validated disease markers to advanced testing platforms, bring products to market, and educate physicians and other clinicians on new approaches to diagnosis, thereby benefiting patients.  Underlying strengths that enable us to carry out this strategy include:

•                  Expertise in rapid, high-capacity antibody development, enabling high throughput screening of potential diagnostic markers and cost-efficient development of high affinity antibodies for use in commercialized products

•                  Extensive knowledge of analyte cloning and synthesis, signaling chemistry and microcapillary fluidics, which has contributed to the successful invention of proprietary testing platforms

•                  Track record for successfully moving novel diagnostic tests through the development pipeline and obtaining United States Food & Drug Administration, or FDA, clearance or approval

•                  Extensive professional interaction and collaboration with customers, clinical researchers and the medical community; and

•                  Positive cash flow position and a proven financial record.

With products in more than 50% of U.S. hospitals, Biosite is a profitable, growing company.  In 2002, net revenues exceeded $100 million, representing growth of 60% over the previous year.  This growth resulted largely from sales of our Triage® BNP Test, which aids in the diagnosis of congestive heart failure, or CHF, and impacts nearly five million people in the United States.  The test, launched domestically in 2001, was the first blood test available to aid in the detection of CHF and has benefited from a semi-exclusive position in the market.  We believe that the combination of innovation, medical importance and semi-exclusivity has contributed to the success of the Triage BNP Test and we seek to replicate this model for future products we hope to commercialize.

Through 2001, we focused on developing advanced, rapid testing platforms designed to accelerate diagnosis by providing accurate results in minutes.  With several of these tests commercialized, our focus has recently expanded to the search for proprietary disease markers that can be applied to our testing platforms.  To that end, we are pursuing a new approach to the discovery and validation of protein markers such as BNP, which could serve as the basis for a pipeline of proprietary diagnostic products.

In 1999, we launched Biosite Discovery, a program dedicated to the validation of targets with novel therapeutic and/or diagnostic applications.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via internal research, licensing or collaborations with clinical institutions or commercial companies.  Once protein targets are selected, we develop immunoassays for these targets and then conduct high throughput screening using patient samples procured from clinical collaborators, often leading medical institutions.  This process, which we refer to as marker mining, enables us to determine diagnostic utility and explore interrelations among multiple markers.  If the diagnostic utility of a marker or panel of markers is established, the marker or panel is then assessed for commercialization potential, with high-value markers or panels added to our product development pipeline.

We believe Biosite Discovery is a unique program within the diagnostics industry.  It is enabled largely by our expertise in antibody development, which has provided us with the ability to develop high volumes of high-affinity antibodies that can be used to validate large numbers of marker candidates.  Additionally, we have the capacity to offer antibody development services to pharmaceutical and biotechnology companies seeking high-affinity antibodies for use in their drug research.  In return, we seek diagnostic licenses to their targets.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.

Though relatively new, Biosite Discovery has already yielded results.  To date, we have validated a novel panel of markers that can potentially be used to diagnose stroke.  We identified more than 50 markers that appeared to be related to stroke.  Through our marker mining process, we found five markers within those 50 markers that are highly correlated with stroke and we initiated product development in the second half of 2001.  That product is currently in development and we intend to conduct clinical studies in 2003 with the intention of submitting data to the FDA.  Through Biosite Discovery, we also validated the utility of using BNP for the assessment of risk in acute coronary syndromes.  In 2002, we secured FDA clearance for this application.  Currently, we are evaluating many protein targets in various disease categories including, stroke, cardiovascular disease, pulmonary disease and sepsis.

In selecting market opportunities, we primarily target large categories of disease that lack accurate or timely diagnostic methods, or protein markers.  Currently, we offer tests for drug screening, heart attack, congestive heart failure, acute coronary syndromes, and certain bacterial and parasitic infections.  Our tests are sold worldwide, primarily for use in hospitals, the principal market for our products.   The discovery of new disease markers and the extension of applications for existing products could lead us to expand into other health care market segments, such as physicians office laboratories, in the future.

In selling our products, we work with individuals from a variety of areas within the hospital, including laboratory administrators, who are generally the primary purchasers, emergency room physicians, specialists and administrative personnel.   To market our products, we utilize a clinically astute direct sales team that focuses its efforts primarily on larger centers with more than 200 beds.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  A field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we utilize a network of country-specific and regional distributors, as well as a small direct sales force.

The term of our Fisher distribution agreement expires on December 31, 2003 and automatically renews for an additional two years unless a notice of non-renewal is delivered by either company.  We are in discussions with Fisher regarding options for a continued relationship.  Sales to Fisher represented 87% of our product sales in 2002.  Fisher reported to us that end-user sales of our products by Fisher were $103.6 million in 2002.  Fisher’s end-user sales are not directly comparable to our product sales because of the timing of shipments from Biosite to Fisher may not match the timing of shipments from Fisher to the end-user hospitals and due to the change in quantities of our products that Fisher purchases and stocks in its inventory.

INDUSTRY BACKGROUND

Testing Platforms

Testing platforms have historically been the basis for commercial success in the in vitro diagnostics industry, and competition centers on improved cost-effectiveness, higher throughput and superior ability to precisely measure disease markers.  Testing platform development usually involves relatively low technical risk and platforms are typically marketed to clinical laboratories that run tests, rather than to the physicians who order diagnostics.  Because there are a variety of testing platforms for clinical laboratories to choose from and menus are typically not proprietary, competition is intense and the industry suffers from low margins compared to other medical devices.  Industry leaders tend to be those companies with low cost positions and the marketing mass to succeed with commodity product lines.

Within hospitals, diagnosis is typically accomplished through a battery of testing methods, including immunoassays.  Historically, the majority of immunoassay testing has been accomplished through a centralized process using large automated analyzers housed in the central laboratory.  These immunoassay analyzers utilize automated liquid handling mechanisms and pipetting systems for reagent addition. Modern immunoassay analyzers are capable of storing and selecting multiple reagents for a variety of analytes, including drugs, hormones and cancer antigens. They also provide accurate and highly sensitive test results and help to simplify the performance of immunoassays.  However, centralized testing using immunoassay analyzers may lead to lengthy turnaround times to accommodate transport of the sample to the testing laboratory, time consuming sample preparation to obtain serum or plasma and delivery of results to the physician.   Additionally, immunoassay analyzers require high volumes of sample throughput to justify the investment in equipment, training, staffing and other costs required to operate and support the systems.

In recent years, there has been a movement from the use of conventional analyzer systems to more technologically advanced rapid testing methods that can be performed in minutes by less skilled personnel. Simple, rapid immunoassays are capable of detecting a single analyte marker with a color change that can be visually interpreted. Formats such as dipsticks, test tubes and membrane test cartridges have been used to provide fast, non-instrument read results for conditions where a single analyte marker is present in high concentrations and where a simple yes/no non-numeric answer is clinically relevant. Rapid color change test formats are widely available for drugs of abuse, pregnancy, strep throat and ovulation prediction. Until recently, simple test formats have remained incapable of precise, multi-analyte detection or highly sensitive, quantitative measurements. As a result, medical conditions where the detection of one or more analytes is required or where the precise measurement of the analyte marker is required have remained the domain of immunoassay analyzers.

We believe that significant market potential exists for rapid diagnostic products with novel applications that are capable of precise quantitative measurement of single or multiple analytes. Rapid testing, including point-of-care testing, may help to reduce overall health care delivery costs and can improve patient outcomes by providing diagnosis in a reduced period of time, thereby minimizing the time to medical intervention. Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both of which enhance correct decision-making, which could limit unnecessary use of costly inpatient care. Quicker diagnosis of infectious agents can also permit earlier prescription of appropriate medications, potentially shortening the duration of illness.  Furthermore, the development of new tests for diseases that lack accurate diagnostics could improve treatment and provide better outcomes.

Disease Markers

Human blood contains thousands of analytes, which are molecules that can be measured by testing platforms.  A blood analyte target becomes a disease marker when its concentration can be interpreted to provide useful information about the presence or progress of a disease.  Most markers in clinical use signal disease when their concentrations rise above normal.  For example, above-normal concentrations of the following markers result in a positive disease diagnosis:

•                        Glucose: diabetes

•                        Prostate specific antigen: prostate cancer

•                        Hepatitis surface antigen: hepatitis B; and

•                        B-type natriuretic peptide: congestive heart failure.

On rare occasions, a single diagnostic company has enjoyed a period of market exclusivity for an important disease marker.  These proprietary disease markers have been among the most profitable products in the medical device industry, with sales revenues and gross margins comparable to modest-sized drugs.  In spite of these few successes, many marker discovery programs have not been productive for a variety of reasons including the lack of robust discovery platforms, narrow focus on single analyte panels, lack of commercial infrastructure and dependence on equity capital.

Given the low returns to date, marker discovery has historically been viewed as an expensive, time consuming and risky undertaking for commercial enterprises.  As a result, large diagnostic companies generally look to academic researchers for new marker validation or rely on clinically proven markers in developing their testing menus.

We believe that our “discovery to diagnostics” model is significantly different from discovery methods employed by other companies.  Some of our differentiating qualities include:

Rapid Antibody Development:  Generally, development of antibodies for use in research, diagnostics or therapeutics may take nine months or more.  Use of our proprietary process and expertise in rapid, high capacity antibody development can result in development of high affinity antibodies within three months.

High Throughput Capacity:  Because we utilize a highly efficient antibody technology and have automated the most significant liquid handling steps, we currently have the capacity to develop high affinity antibodies for up to 1,400 targets per year.  With this high throughput capacity, we are able to generate antibodies to a substantial number of targets in a cost efficient manner.  This permits us to take on significant discovery endeavors, such as the stroke program, to identify, validate and develop novel diagnostic panels.

Broad Disease Management Approach:  We focus on serious health problems that are in need of improved diagnosis and monitoring.  We collaborate with commercial companies and clinical institutions to gain access to large numbers of protein targets and clinically documented samples that can be studied for association with selected diseases.

Proven ability to rapidly bring novel products to market:  We have a track record of successfully moving novel diagnostic tests through the development pipeline, including the Triage BNP Test and Triage Cardiac Panel.  We commercialized the first portable quantitative immunoassay platform and were the first to receive FDA clearance for a diagnostic test for the measurement of BNP as an aid in the diagnosis of CHF.

Self-funded Program: We leverage development efficiencies to contain costs, and our discovery efforts are subsidized by revenues generated from collaborations.

Technology

Historically, we have invested significantly in research and development, exceeding traditional industry standards.  This investment has yielded several proprietary advances in the biological and physical sciences that make practical the development and manufacture of rapid, accurate and cost-effective diagnostics that form the basis of our diagnostic marker discovery platform and rapid testing technology.  Our products integrate our expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, signaling chemistry and microcapillary fluidics, each of which is described below. Our research and development program is supported by 84 employees, including 21 Ph.D.s with expertise in our core technologies. By combining research capabilities in each of these areas, we create novel single and multi-analyte diagnostics that overcome the limitations of traditional diagnostic technologies and seek to address the significant unmet need for effective, real-time diagnostic information.

Antibody Development

Traditionally, antibodies have been recognized as valuable tools for the characterization of protein targets because they can be used to localize the protein in tissues, to quantify the protein in body fluids and to modulate the biological activity of the protein by, for example, binding to the protein and blocking its natural function. Antibodies have traditionally been derived from immunization of animals and either the harvest of antiserum containing antibodies or the development of monoclonal antibodies using hybridoma technology.  Antisera were generally of limited utility and monoclonal antibody technology is labor intensive and not cost-effective for the validation of large numbers of protein targets.  In 1990, the phage display of antibodies was invented and over the past decade it has enabled the development of antibodies with much greater efficiency than the previous methods.

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

We developed a proprietary process utilizing phage display of antibodies that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology.  The technology enables the high throughput generation of custom Omniclonal® antibody libraries containing genes encoding antibodies specific to the target analyte.  Omniclonal antibodies produced from such libraries can contain thousands of different antibodies that bind to a target analyte with high affinity.  High affinity refers to an antibody’s ability to bind tightly to targets, and is a highly desired attribute.  Monoclonal antibody candidates can be rapidly selected from an Omniclonal antibody library and produced in quantities sufficient for product development.  During the course of product development, unexpected antibody cross reactivities often require additional selection of antibodies to improve the assay specificity.  Unlike hybridoma technology, Omniclonal antibody libraries can rapidly provide additional antibody candidates in these circumstances.

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

Highly Sensitive Fluorescence Energy Transfer Dyes

Immunoassays require the attachment of a detectable label to an antibody or target analyte.  We developed a variety of labels for use in our products. For our qualitative tests, a visual label that produces color is attached to antibodies or analytes through either non-covalent or covalent chemical methods to provide yes/no results. For our meter platform products, we developed novel fluorescent dyes that are attached to antibodies or analytes using both noncovalent and covalent chemical means. Although fluorescence is a potentially powerful label for use in immunoassays, its potential has been limited by the lack of available dyes that are stable and have no sample interference, and by the requirement of a complex instrument for detection.  We have invented our own proprietary dyes which satisfy three criteria:  (1) they are usable with complex biological samples such as serum, plasma, and whole blood; (2) they are stable for the dating period of the product;  (3) they utilize fluorescence energy transfer, which results in a substantial phase shift away from background fluorescence in samples; and (4) they are excited at near infrared wavelengths chosen to be compatible with inexpensive solid state components.

Microcapillary/Protein Array Technology

We developed proprietary technology to design, develop and manufacture protein arrays containing microcapillaries to control the flow of fluids in immunoassay processes. The qualitative device format uses microcapillaries to draw fluids through a membrane that contains immobilized antibody zones for the detection of specific substances. The protein array format uses several different microcapillary designs to control the contact of sample with reagents and to control the flow of fluid throughout the protein array. When a sample is added to the protein array, a filter contained within the array separates blood cells from plasma, which capillary forces then direct into a chamber that contains dried immunoassay reagents.  After an incubation time that is determined by another microcapillary element of the array, the volume of sample that contacted the reagents flows down a capillary path that brings it into contact with an antibody array. The binding of fluorescent reagents at the protein array is detected by an instrument and is related to the concentration of the substance being tested for in the sample. We also developed the engineering capability to design unique microcapillary structures in plastic parts and to fabricate them in commercial scale quantities using injection molding processes.

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

Commercialized Products

Our products are principally sold to hospitals, which number approximately 5,000 in the United States.  To market our products we utilize a clinically astute direct sales team that focuses its efforts on larger centers with more than 200 beds.  Fisher distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  A field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we utilize a network of country-specific and regional distributors, as well as a small direct sales force.

Triage Drugs of Abuse Product Line

Drug abuse plays a significant role in emergency medicine cases, either as a primary cause or as a contributing factor.  A diagnostic dilemma confronts physicians when patients present with symptoms that could be either drug related or non-drug related.  For instance, a patient brought into hospital emergency department in a coma may be under the influence of narcotics or sedatives, thus requiring a certain type of treatment or intervention.  Conversely, the same patient may have had a stroke or suffered some form of trauma requiring a completely different type of care.  The ability to obtain a differential diagnosis in a timely manner greatly aids the course of treatment.

We introduced the Triage Drugs of Abuse Panel in 1992.  In January 2002, we launched the Triage TOX Drug Screen, a second-generation drug test.  The Triage Drugs of Abuse Panel and Triage TOX Drug Screen are rapid, qualitative urine screens that analyze a single test sample for up to eight different illicit and prescription drugs or drug classes, and provide results in approximately 10 to 15 minutes. The Triage Drugs of Abuse Panel and Triage TOX Drug Screen contain built-in controls for accuracy and are capable of a high degree of specificity.

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

Illicit drugs detected by the Triage Drugs of Abuse Panel and Triage TOX Drug Screen include:

•        amphetamines/methamphetamines (ecstasy, speed, crystal)

•        cocaine (crack)

•        opiates (heroin)

•        phencyclidine (angel dust), and

•        tetrahydrocannabinol (pot, marijuana).

Prescription drugs tested by the Triage Drugs of Abuse Panel include:

•        barbiturates (Phenobarbital)

•        benzodiazepines (Valium, Librium, Halcion)

•        tricyclic antidepressants (Elavil, Tofranil), and

•        methadone.

The Triage Drugs of Abuse Panel is configured to test for various combinations of the above drugs and provides a visual result. The Triage TOX Drug Screen can screen for all eight classes using a single test panel and produces a yes/no result.

Triage BNP Test

Congestive Heart Failure, or CHF, also known as heart failure, is a chronic inability of the heart to maintain an adequate output of blood from one or both ventricles of the heart, resulting in congestion or swelling of certain veins or organs, and an inadequate blood supply to the body.  According to the American Heart Association, nearly 5 million people in the United States live with CHF. With approximately 550,000 new cases diagnosed annually, CHF imposes a growing toll, in terms of disability and mortality.  In 2002, CHF contributed to 262,000 deaths and hospital discharges for CHF rose from 377,000 in 1979 to 999,000 in 2000, an increase of 165%.  The direct and indirect costs of CHF in the United States in 2002 are estimated to total $24.3 billion.

Each year, approximately 5 million individuals visit emergency departments with complaints of breathing difficulties.  Because many of these patients are among the elderly, a patient population subject to multiple overlapping diseases, physician must consider several possible causes.  Standard clinical guidelines include the evaluation of patient history and symptoms and typically an x-ray is also administered along with an exam.  These subjective methods may detect CHF in patients at the most advanced stages, but are not always effective in patients who are not severely ill.  Patients who are suspected of having CHF might receive an echocardiogram, which is used to detect left ventricular dysfunction.  Although echocardiogram is the “gold standard” for diagnosis of CHF, the accuracy of the procedure is highly dependent on the expertise of the person administering the test.  Additionally, echocardiograms typically cost between $400-800 per procedure and are not always readily available in all hospitals.  We believe traditional clinical diagnostic techniques for CHF can result in delayed treatment, misdiagnosis and emergency department inefficiency.

BNP is a hormone elevated in circulating blood plasma in response to ventricular volume expansion and pressure overload associated with CHF in both symptomatic and asymptomatic patients.  We obtained a semi-exclusive license (worldwide, except Japan) to technology and patents developed by Scios, Inc. for use in developing a test that would provide measurements of  B-type Natriuretic Peptide, or BNP, a hormone made primarily in the ventricles of the heart. Scios, Inc. is in the process of being acquired by Johnson & Johnson, subject to certain conditions.  In December 2000, we launched the Triage BNP Test to provide physicians with a cost-effective tool to easily, rapidly and accurately measure BNP levels to aid in the diagnosis of CHF.   Clinical studies have demonstrated that BNP is a highly reliable indicator of CHF and that the protein marker is found in increasingly higher levels as disease progression occurs.  Currently, the Triage BNP Test is most applicable for differentiating CHF from other diseases that cause similar symptoms, especially breathing difficulty and fatigue.  The test provides physicians with an objective tool for differentiating CHF from the host of other possible diseases that mimic the condition.  The test may also be used in assessing the severity of disease in CHF patients.

Prior to the introduction of the Triage BNP Test, there was no blood test available in the United States to aid in the diagnosis of CHF.  For patients suffering from CHF, timely diagnosis is critical to relieving stress on the heart, which can occur as a result of severe congestion, and to initiating treatment that would impact the progression of the disease.  Misdiagnosis, or failure to diagnose, could result in improper treatment and/or recurring visits to the emergency department.  This, in turn, could contribute to emergency department traffic and to the costs of patient treatment, since treatment alternatives become more expensive as CHF progresses.  We believe that the Triage BNP Test can accurately aid in the diagnosis of CHF and, if used at the point-of-care, reduce time to treatment and enhance emergency department efficiency.

Subsequent to the November 2000 FDA clearance of the Triage BNP Test as an aid in the diagnosis of CHF, Biosite received FDA clearance for an additional application of the Triage BNP Test.  In July 2002, the test was cleared for the risk stratification of patients with acute coronary syndromes, another cardiovascular condition.  We believe that the Triage BNP Test may also be applicable for the management or monitoring of heart failure therapy.  We are currently supporting clinical trials intended to explore this possible application.  A decision to pursue this or other new applications would most likely require that we seek additional clearances for our test from the FDA.

We are also exploring the possibility of marketing the Triage BNP Test for use in physician offices or physician office labs.  We are currently in negotiations with potential distribution partners for this market segment and plan to focus our initial efforts on the estimated 20,000 physician office laboratories that are licensed to perform non-waived tests, which is the existing classification for the Triage BNP Test.  We are also preparing to submit a pre-market approval (PMA) application to the FDA for Prescription Home Use of the Triage BNP Test.  Should we receive approval, the available market for the Triage BNP Test would be significantly expanded.

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

The Triage BNP Test is currently only one of two FDA approved tests used to aid in the diagnosis of congestive heart failure.  Roche Diagnostics, which offers a test that measures NT-proBNP, a marker associated with congestive heart failure, received FDA clearance to market its competitive product in November 2002.  Abbott Laboratories, Bayer Diagnostics and Shionogyi  & Co. Ltd have certain diagnostic rights to the BNP protein and we anticipate competition from these companies in the future.  These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

The Triage Cardiac Panel

Chest pain complaints represent the second leading reason for visits to U.S. emergency rooms.   Information from the National Hospital Ambulatory Medical Care Survey suggests that in 1998, there were over 5 million emergency department, ED, visits made by adults suffering from chest pain.  That number is believed to have since increased to at least 6 million visits.  Among chest pain patients, the highest acuity is associated with those suffering a heart attack.  For these patients, time is a significant factor in the race to save their heart muscle and their lives.  We believe that frequent, quantitative, serial measurements of multiple cardiac protein markers may improve a physician’s ability to manage, diagnose and treat patients suffering from chest pain.

It is estimated that in the United States, hospitalization of over 3 million chest pain patients costs between $3-4 billion yearly for those found to be disease free or suffering from lower acuity conditions. Of the patients presenting to EDs with chest pain, approximately 40% will be admitted to hospitals.  Ultimately, only a minor number of these individuals will be diagnosed with a heart attack. The incidence of chest pain visits to hospital EDs may also contribute to overcrowding which, in dire situations, can result in hospitals diverting patients to other hospitals.  This results in additional healthcare costs.

A variety of cardiac disease markers can be used in detecting and diagnosing heart attack, which is generally caused by blocking or “occlusion” of an artery providing oxygen-enriched blood. Without oxygen, the heart muscle is destroyed, with prolonged occlusion resulting in additional muscle damage. The destruction of cells in the heart muscle results in the release of several proteins into the bloodstream, including CK-MB, troponin I and myoglobin. Studies have shown that concentrations of myoglobin are elevated most quickly post-heart attack, therefore, myoglobin is recognized as a good early marker of an event.  However, since myoglobin is not cardiac specific, the use of CK-MB and troponin I are necessary to accurately diagnosis a heart attack.  In patients with a heart attack, CK-MB and troponin I are detectable several hours after myoglobin elevation.  Since troponin I is cardiac specific, an elevated level of this marker is a strong indication of a heart attack.

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

We believe that frequent, serial, quantitative measurement of multiple cardiac markers can have a positive impact on an emergency physician’s ability to make medical decisions relative to chest pain patients.  Accordingly, our Triage Cardiac Panel is designed to quantitatively measure the levels of CK-MB, troponin I and myoglobin within 20 minutes using a single test panel and whole-blood sample. We designed the Triage Cardiac Panel to provide results of these measurements in the central laboratoryor optimally at the point-of-care to aid in the detection of heart attack.  Providing easy access to measurements of cardiac markers enables physicians to make timely treatment decisions.

The adoption of new protocols for evaluating chest pain patients in the ED is not yet widespread and we believe that education of the medical community will be a key factor in penetrating the market. Associations such as the American Heart Association and American College of Cardiology, AHA/ACC, have issued guidelines recommending greater use of cardiac markers in evaluating chest pain in the ED.  The AHA/ACC has recommended the use of at least two markers (an early marker and a specific marker) and has stated that if results cannot be obtained from a laboratory within 60 minutes then testing should be performed at the point-of-care.  Guidelines such as these have caused more hospitals to explore new protocols incorporating rapid, serial testing of all three markers.  We are investing in clinical studies and in a significant physician education effort in order to help the medical community better understand the need for, and benefits associated with, frequent, serial testing of cardiac markers.

Several diagnostic tests have been developed to quantitatively measure the blood levels of cardiac markers. These are most commonly available on large, automated immunoassay platforms marketed by companies such at Abbott Laboratories, Dade-Behring, Roche Diagnostics, Beckman Coulter, Bayer Diagnostics and others.  These systems cannot directly analyze whole-blood and are not always available on a rapid basis. Since turnaround time is critical to enabling frequent, serial testing of cardiac markers, current immunoassay systems may not satisfy physician needs. Nevertheless, these systems are predominant in the market today.  Smaller automated systems have recently been developed, however these are not portable, have low throughput and often cannot provide results for all three markers in less than 20 minutes.

Products Under Development

Our strategy for potential future products, including our current products under development, is to focus our attention on large market opportunities where we could potentially achieve market leadership and/or a proprietary patent position related to protein targets with novel therapeutic and/or diagnostic applications.  Our development efforts focus on new marker mining as well as on the investigation of new applications for existing markers and/or combinations of existing markers.  To support our efforts we utilize a variety of means, such as internal research, licensing and collaborations, to gain access to potential markers.  We are currently researching many potential disease marker candidates.  Additionally, we have established clinical collaborations with at least seven leading medical institutions that provide samples for use in our research efforts.  Among the diagnostic assays with novel therapeutic and/or diagnostic applications we are attempting to develop are assays for diagnosing stroke and acute coronary syndromes.

Stroke

Among the nation’s costliest diseases, stroke affects the vessels supplying blood to the brain, which requires a constant flow of blood in order to function properly.  A stroke occurs when the blood supply to the brain is disrupted due to a blood clot blocking a blood vessel (ischemic stroke), or when a blood vessel breaks, interrupting blood flow to an area of the brain (hemorrhagic stroke).  Approximately 80% of stroke patients have ischemic stroke and 20% hemorrhagic.

Approximately 4.7 million stroke survivors are currently living in the United States and approximately 700,000 people suffer a new or recurrent stroke each year.  Stroke is currently the leading cause of serious, long-term disability in the United States.  During 1988-1997, total hospitalizations for stroke increased nearly 37%. The direct and indirect costs associated with stroke were estimated to total  $51.2 billion in 2003.

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

Through independent research we identified more than 50 markers that appeared to be related to stroke.  Using hundreds of samples provided by Duke University, we validated five markers that are highly correlated with stroke and initiated product development in the second half of 2001.  Preliminary data from a retrospective study, comprising of 36 ischemic stroke patients, suggest that our panel of five markers is more accurate than a CT scan in detecting ischemic stroke in the early hours after onset.  We intend to initiate clinical studies in the second half of 2003 and, if successful, we will file a pre-market approval application, or PMA, with the FDA.

We are continuing to gain access to, and researching, additional stroke markers that could potentially be added to our stroke panel in the future.

Cardiovascular Disease

Cardiovascular disease is a primary focus area of our research and development efforts and product development is underway in a number of different areas.  In addition to developing diagnostics that can be used to detect a specific disease, we are also concentrating our efforts on the development of symptom panels that can be used with patients exhibiting symptoms that could be associated with a variety of diseases.  These panels are intended to help physicians quickly and accurately distinguish between causes of symptoms using only a single test panel.

Acute coronary syndromes, or ACS, encompasses the many permutations of ischemic heart disease.  Each year over 5 million people present to emergency departments with chest pain, however studies report that up to 50% of these individuals do not receive a definitive diagnosis.  Because ACS is not easily detectable, we believe that many of these individuals could possibly suffer from ACS and therefore could be at risk for heart attacks. We believe there is a need for a diagnostic test that can detect acute coronary syndromes ensuring that patients receive appropriate therapies in a timely manner.

We have developed the Triage Cardio ProfilER as an initial screening tool for chest pain patients, who may be suffering from acute coronary syndromes, heart attack or congestive heart failure.  The Triage Cardio ProfilER includes BNP, CK-MB, myoglobin and an improved troponin I assay.  Studies suggest that low levels of troponin I, a cardiac marker, present in a patient’s bloodstream could be indicative of ACS.  Additionally, BNP has received FDA clearance to be used as a risk stratification tool for patients with ACS.  The product is intended to serve as an enhancement to our existing Triage Cardiac Panel and as a complement to the Triage BNP Test.  We received FDA clearance for the Triage Cardio ProfilER in February 2003 and intend to commence marketing of the product in the second quarter of 2003.

We are continuing to analyze other protein targets believed to be associated with ACS and other cardiovascular diseases.  In conducting this analysis we are working with clinical collaborators, including the TIMI Group, an organization that has been at the forefront of clinical research in acute coronary syndromes over the past two decades.

Sepsis

Sepsis, or endotoemia, occurs when gram-negative bacteria infect the bloodstream.  An inflammatory reaction initiated by these bacteria and their associated endotoxin can cause widespread damage to the blood vessels leading to circulatory shock, organ failure, gangrene of extremities and death.  The complications associated with sepsis can advance quickly.  We are currently collecting patient samples for use in evaluating potential disease markers of sepsis.

Competition

The market in which we compete is intensely competitive.  Our competitors include:

•        manufacturers of laboratory-based tests and analyzers

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

In addition, companies with a significant presence in the diagnostic market, such as:

•        Abbott Laboratories

•        Roche Diagnostics

•        Dade Behring

•        Bayer Diagnostics, and

•        Beckman Coulter

have developed or are developing diagnostic products that do or will compete with our products.  These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us.  Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic.  In addition, several smaller companies are currently making or developing products that compete with or will compete with our products.  The Triage BNP Test is currently only one of two FDA approved tests used to aid in the diagnosis of congestive heart failure.  Roche Diagnostics, which offers a test that measures NT-proBNP, a marker associated with congestive heart failure, received FDA clearance to market its competitive product in November 2002.  Abbott Laboratories, Bayer Diagnostics and Shionogyi  & Co. Ltd have certain diagnostic rights to the BNP protein and we anticipate competition from these companies in the future.

We obtained a semi-exclusive license (worldwide, except Japan) to technology and patents developed by Scios, Inc. for use in developing a test that would provide measurements of  B-type Natriuretic Peptide, or BNP, a hormone made primarily in the ventricles of the heart.  Scios, Inc. is in the process of being acquired by Johnson & Johnson, subject to certain conditions.

Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.  In addition, competitors, many of which have made substantial investments in competing technologies, may be more effective than us or may prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.  See “Technology” and “Commercialized Products”.

Employees

As of December 31, 2002, we employed 513 individuals. Of these, 28 hold Ph.D.s and 41 hold other advanced degrees. None of our employees are covered by a collective bargaining agreement.  We believe that we maintain good relations with our employees.

Research and Development

Our research and development expenses were $16.3 million, $13.9 million and $13.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.  As of December 31, 2002, we employed 84 employees in research and development, of which 21 that have Ph.D.s. Our research and development organization is dedicated to the discovery and development of new markers and technologies that can be applied to future products and to the development of new products compatible with our existing platform technologies.

We have a research staff dedicated to the development and production of antibodies through a variety of techniques. Recombinant techniques are used to express proteins for use as diagnostic markers. Our staff of chemists and biochemists synthesize drug targets and compounds for diagnostic use and seek to perfect techniques for coupling these compounds to biological reagents such as antibodies or labels.  We developed a proprietary process utilizing phage display antibodies that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology.  Our development engineering staff is involved in the design and development of new diagnostic device technologies as well as the processes for their fabrication and interaction with biological and chemical reagents. Our product development group completes final optimization of assays and our regulatory affairs group controls all in-house clinical studies and coordinates external clinical studies of our products and prepares applications to the FDA for pre-market clearance or approval.

Manufacturing

As of December 31, 2002, we had 233 employees, and approximately 120 temporary employees, in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

We maintain worldwide manufacturing rights to all current and future products, except for the Triage MeterPlus for which LRE Relais + Elektronik GmbH, or LRE, maintains the manufacturing rights.  We seek to provide high quality analytical results in an efficient manner. To this end, we invest in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment.  We have developed and continue to improve our novel and sophisticated processes and equipment for the manufacturing of our meter platform products, the Triage Cardiac Panel, Triage TOX Drug Screen and Triage BNP Test.  Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment or changes in our manufacturing processes was, and may continue to be, required for the scaling-up of each new product prior to commercialization, or in order to meet increasing customer demand once commercialization begins, and this work may not be completed successfully or efficiently.

Except for the Triage MeterPlus, all of our products are manufactured at our facility in San Diego, California.  The Triage MeterPlus is purchased from LRE, which is located in Germany.  Most of the antibodies used in the manufacture of our products were developed by us and the cell lines are owned or licensed by us.  In addition, we maintain our own in-house antibody production capability.  All other raw materials required to manufacture our products are obtained from outside suppliers.  See “Risk Factors.”

Our San Diego facility received its registration as a diagnostic product manufacturer from the FDA and from the California State Department of Health & Services in 1991.  We have also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency.  We may not continue to comply with all government requirements and regulations that may lead to the suspension or revocation of our right to manufacture.  See “Government Regulation.”

Sales and Marketing

As of December 31, 2002, we had 101 employees in various sales and marketing functions.  We distribute our products to hospital facilities in the United States primarily through Fisher, and internationally through country-specific and regional distributors, as well as a small sales force.

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

Strategic and Distribution Arrangements

Our strategy for the research, development, commercialization and distribution of some of our products entails entering into various arrangements with clinical and commercial collaborators, licensors, licensees and others, and is dependent upon the success of these parties in performing their responsibilities.  These parties may not perform their obligations as expected or we may not derive any revenue from these arrangements. Under our existing arrangements, we are not obligated to make any material capital expenditures.  If products are successfully developed under some of our existing arrangements, royalties will be payable by us on sales of products which incorporate licensed technology.

Fisher HealthCare Division of Fisher Scientific Company

In January 2001, we entered into a new distribution agreement with Fisher which extended Fisher’s role in the distribution of certain of our new products and some potential new products currently under development.  Under the agreement, we granted to Fisher a right to distribute certain of our products to hospitals within the United States.   The term of our distribution agreement with Fisher expires on December 31, 2003 and automatically renews for an additional two years unless a notice of non-renewal is delivered by either company.  We are in discussions with Fisher regarding options for a continued relationship.  Fisher purchases our products on a monthly basis through firm purchase orders.  Sales to Fisher represented 87%, 85% and 84% of our product sales in 2002, 2001 and 2000, respectively.

LRE Relais + Elektronik GmbH

In March 2002, we amended  an agreement with LRE, the LRE Agreement, for the manufacturing and supply of a Triage MeterPlus, which is used with the Triage Cardiac Panel, the Triage BNP Test, and the Triage TOX Drug Screen. Under the terms of the LRE Agreement, LRE manufactures the Triage MeterPlus according to specifications provided by us. LRE is our exclusive supplier of the Triage MeterPlus during the term of the LRE Agreement.  We purchase the Triage MeterPlus from LRE in Euros through firm purchase orders on a per meter price basis.

Biosite Discovery

In March 1999, we launched Biosite Discovery, a collaborative research program dedicated to the identification of new protein targets for acute diseases.  Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and proteins accessed from clinical and commercial collaborators in order to determine diagnostic utility.  We refer to this process as marker mining.  If the diagnostic utility of a marker is established, it will then be assessed for commercialization potential, with high value markers being added to our product development pipeline. To gain access to proteins that may have novel therapeutic and/or diagnostic applications, we primarily leverage our expertise in phage display antibody development, providing pharmaceutical and biotechnology collaborators with high throughput development of high affinity antibodies for research use and seeking, in exchange, licenses to their protein targets in addition to fees. Under Biosite Discovery, we have executed agreements with different clinical and commercial collaborators, including Amgen Inc., the TIMI Group of Brigham and Woman’s Hospital, Cleveland Clinic Foundation, Ciphergen Biosystems, Inc., CardioPep Pharma GmbH, Duke University, Eli Lilly and Company, Johns Hopkins Hospital, Medarex, Inc., MedImmune, Inc., Neurocrine Biosciences, Phase 2 Discovery, Inc., Proteome Sciences PLC, University of California at Los Angeles and the San Diego VA Medical Center in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.  Also under Biosite Discovery, we have executed several license or cross-license agreements with companies such as BioInvent International,

MorphoSys AG, Dyax Corp. and others.

Proprietary Technology and Patents

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing on the proprietary rights of others or to obtain licenses to such proprietary rights.  We have U.S. and foreign issued patents and are currently prosecuting patent applications in the United States and with certain foreign patent offices.  Certain of our issued patents covering significant aspects of our core technologies have legal lives expiring between July 2007 and January 2018.  There can be no assurance that any of our pending patent applications will result in the issuance of any patents, our patent applications will have priority over others’ applications, or, if issued, any of our patents will offer protection against competitors with similar technology. There can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented in the future or that the rights created thereunder will provide a competitive advantage.  See “Risk Factors.”

Government Regulation

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.  We are not able to commence marketing or commercial sales in the United States of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process.  Clearance or approval to commercially distribute new medical devices is generally received from the FDA through clearance of a 510(k) notification or approval of a pre-market approval, PMA, application.

The 510(k) clearance process requires us to demonstrate that our new product is substantially equivalent to a medical device first marketed prior to May 1976.  We must submit data that supports our claim of substantial equivalence.  For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

A PMA application must be filed if a proposed device is a new device not substantially equivalent to a medical device first marketed prior to May 1976.  A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval of a PMA application have been sought by other companies have never been approved for marketing.

Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other agencies.  Noncompliance with applicable laws and the requirements of the FDA and other agencies can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.  The FDA also administers certain controls over the export of medical devices from the United States.

The use of our products is affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.

Under CLIA quality control rules in effect from 1992 through 2002, laboratories using “unitized” test systems were in compliance with CLIA if they followed the manufacturers’ instructions for daily quality control (QC) by relying on the internal controls built into unitized test systems, including our Triage products.

On January 24, 2003, the Centers for Medicare and Medicaid Services, or CMS, publicly issued a final QC rule under CLIA, which is scheduled to go into effect April 24, 2003.  The text of the final rules for daily QC is substantially the same as the rule previously in effect.  However, the guidelines for CMS surveyors (inspectors) have not yet been updated, so there is some uncertainty about whether users of unitized test systems can continue to rely on internal controls for CLIA compliance.

CMS has stated that it  intends  to continue the practice of allowing  internal controls to satisfy some daily QC requirements. Before finalizing its guidelines, CMS plans to publish the relevant QC section in draft form for comment from interested parties, and we intend to play an active role in assuring that the final guidelines are appropriate for our technology.  In this regard, we believe that our internal controls can continue to satisfy CLIA requirements, and we expect CMS to continue to agree, as have other laboratory accrediting organizations, including the College of American Pathologists (CAP), the Commission on Office Laboratory Accreditation (COLA) and the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

Nevertheless, while we believe the weight of scientific data and professional acceptance support the appropriateness of our internal controls, there can be no assurance that the final CMS guidelines will be favorable to our products.  Moreover, future amendment of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

We are also subject to the regulatory approval and compliance requirements for each foreign country that we export our products to.  In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark.

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

WHERE YOU CAN FIND MORE INFORMATION

Our Internet address is www.biosite.com. We make available, free of charge, on www.biosite.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC.  The information found on the Company’s website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the information found on the Company’s website by reference, and shall not otherwise be deemed filed under such Acts.

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

•                        manufacturing capacity constraints, backlog, delays or inefficiencies

•                        competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

•                        competitive pressures on average selling prices of our products

•                        regulatory changes, uncertainties or delays

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

We Are Dependent on the Market Acceptance of our Products for Revenue Growth and Profitability.

We believe that our revenue growth and profitability will substantially depend upon our ability to continue to achieve a growing level of market acceptance of our newer products such as the Triage Cardiac Panel and the Triage BNP Test, as well as our ability to appropriately manage our operating expenses  and our capital expenditures to optimize our profitability.  We have made and continue to make significant additions in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue  growth.

If we fail to plan, establish and maintain:

•        reliable, cost-efficient, high volume manufacturing capacity

•        a cost-effective sales force, implementation and customer support resources and administrative infrastructure

•        an effective product distribution system for our products; or

•        appropriate strategies or tactics to address competitors of our products,

market acceptance of our products may not meet our expectations and our profitability may suffer.  Unanticipated acceleration of customer demand for our products has and may continue to result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure.  Such constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.

The Triage BNP Test May Encounter Significant Competition From Products To Be Developed and Commercialized By Companies with Greater Financial Capital and Resources

Net sales of our Triage BNP Test represented 38% of our product sales during 2002.  The Triage BNP Test is currently only one of two FDA cleared tests for use as an aid in the diagnosis of congestive heart failure.  Roche Diagnostics received its FDA clearance to market its competitive product in November 2002.  Abbott Laboratories, Bayer Diagnostics and Shionogi  & Co., Ltd. have certain diagnostic rights to the BNP protein and we anticipate competition from these companies in the future.   These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future.  Scios, Inc., the licensor of the BNP technology and patents is in the process of being acquired by Johnson & Johnson, subject to certain conditions.

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

•        Bayer Diagnostics; and

•        Beckman Coulter,

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

Our Limited Manufacturing Experience and Our Potential Inability to Scale-Up Manufacturing May Adversely Affect Our Ability to Produce Products.

We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs. Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment or changes in our manufacturing processes was, and may continue to be, required for the scaling-up of each new product prior to commercialization or in order to meet increasing customer demand once commercialization begins, and this work may not be completed successfully or efficiently.

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

Manufacturing and quality problems have arisen and may arise as we attempt to scale-up our manufacturing capacity and such scale-up may not be achieved in a timely manner or at a commercially reasonable cost, or at all.  Unanticipated acceleration or deceleration in customer demand for our products has and may continue to result in manufacturing constraints or production inefficiencies.  Our manufacturing facilities and those of our contract manufacturers are, or will be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are also subject to Quality System Regulations requirements of the FDA.  We, or our contractors, may not satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on us.

We are Dependent on a Key Distributor and have Limited Direct Distribution Experience.  If Our Distributor’s Relationship Is Terminated, or Our Distributor Fails to Adequately Perform, Our Product Sales Will Suffer.

We rely upon a key distributor alliance with Fisher for distribution of our products in the United States and may rely upon distributors to distribute products under development. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 87% of product sales in 2002 and 85% in 2001) and internationally by country-specific and regional distributors, as well as our sales force.  The loss or termination of one or more of these distributors could have a material adverse effect on our sales.   The term of our distribution agreement with Fisher expires on December 31, 2003 and automatically renews for an additional two years unless a notice of non-renewal is delivered by either company.  We are in discussions with Fisher regarding options for a continued relationship.  Over the next few years, we anticipate transitioning the distribution of our products in some European countries to a direct sales and distribution basis.

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

A significant portion of our product sales is made to Fisher domestically and other distributors internationally.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of end-user customers, Fisher and our other distributors, and by the changes in inventory levels of our product held by these distributors.  We are unable to verify the inventory levels of our international distributors.  We only have limited visibility over the inventory levels of our products at Fisher.  While we attempt to assist Fisher in maintaining targeted stocking level of our products, we may not consistently be accurate or successful.  This process involves the exercise of judgment and use of assumptions as to future uncertainties including end-user customer demand and, as a result, actual results could differ from our estimates.  Inventory levels of our products held by distributors may exceed or fall below the levels we consider desirable on a going-forward basis.

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

We rely upon LRE for production of the fluorometer used in connection with our Triage MeterPlus platform products, which is used with the Triage Cardiac Panel, Triage BNP Test and Triage TOX Drug Screen and others currently under development.  If LRE is unable to manufacture sufficient quantities or quality of the Triage MeterPlus, this may adversely affect

• our sales and profit margins

• our ability to develop and manufacture products on a timely and competitive basis; or

• the timing of market introductions and subsequent sales of products incorporating the Triage MeterPlus.

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

We rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology.  We may not be able to meaningfully protect our trade secrets, or  be capable of protecting our rights to our trade secrets.

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

Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products.  We are aware of several third-party patents that may relate to our technology.  There can be no assurance that we do not or will not infringe these patents, or other patents or proprietary rights of third parties.  In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes.  There can be no assurance that we or our collaborators would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all.  There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights.  If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business, financial condition and results of operations.

Long-lived and Intangible Assets May Become Impaired and Result in An Impairment Charge

At December 31, 2002, we had approximately $19.9 million of property, plant and equipment and $7.9 million of capitalized license rights.  The carrying amounts of these long-lived and intangibles assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of December 31, 2002, we have approximately $3.9 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets not likely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

Our commercial success depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of several third-party patents that may relate to our technology.  We may infringe these patents, or other patents or proprietary rights of third parties. In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes.  We or our collaborators may not prevail in any such action and any license (including licenses proposed by third parties) required under any such patent may not be made available on commercially acceptable terms, or at all. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there is significant litigation in the industry regarding patent and other intellectual property rights.  Litigation concerning patent and other intellectual property rights could consume a substantial portion of our managerial and financial resources, which would have a material adverse effect on us.

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

•                       regulatory changes, uncertainties or delays

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

The failure by us to raise capital on acceptable terms when needed would cause us to have to scale back our operations, reduce our work force and license to others products we would otherwise seek to develop or commercialize ourselves.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.”

Changing Facilities Costs May Negatively Impact Operating Results

We are currently in escrow to purchase approximately 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs.  The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $95 million.  We expect the first phase of construction to be completed in 2004.   We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

Additionally, in order to meet the increasing customer demand for our products, short-term investments in additional facility space and related leasehold improvements have been, and continue to be, made in order to increase our manufacturing capacity prior to our relocation to the new corporate headquarters.  These investments in additional facility space and related leasehold improvements may not be done in the most efficient or cost effective manner.

Changes in Laboratory Regulations For Our Customers May Adversely Affect Us.

The use of our products is affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.

Under CLIA’s quality control rules in effect from 1992 through 2002, laboratories using “unitized” test systems were in compliance with CLIA if they followed the manufacturers’ instructions for daily quality control (QC) by relying on the internal controls built into unitized test systems, including our Triage products.

On January 24, 2003, the Centers for Medicare and Medicaid Services, or CMS, publicly issued a final QC rule under CLIA, which is scheduled to go into effect April 24, 2003.  The text of the final rule for daily QC is substantially the same as the rule previously in effect.  However, the guidelines for CMS surveyors (inspectors) have not yet been updated, so there is some uncertainty about whether users of unitized test systems can continue to rely on internal controls for CLIA compliance.

CMS has stated that it  intends  to continue the practice of allowing  internal controls to satisfy some daily QC requirements. Before finalizing its guidelines, CMS plans to publish the relevant QC section in draft form for comment from interested parties, and we intend to play an active role in assuring that the final guidelines are appropriate for our technology.  In this regard, we believe that our internal controls can continue to satisfy CLIA requirements, and we expect CMS to continue to agree, as have other laboratory accrediting organizations, including the College of American Pathologists (CAP), the Commission on Office Laboratory Accreditation (COLA) and the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

Nevertheless, while we believe the weight of scientific data and professional acceptance support the appropriateness of our internal controls, there can be no assurance that the final CMS guidelines will be favorable to our products.  Moreover, future amendment of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

The Regulatory Approval and Compliance Process is Expensive, Time Consuming and Uncertain.  As a Result, We May Not Obtain Required Approvals or Previously Acquired Approvals for the Commercialization of Our Products May Be Rescinded.

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.  We are not able to commence marketing or commercial sales in the United States of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process.  Clearance or approval to commercially distribute new medical devices would generally be received in one of two ways.  We must obtain the FDA’s authorization through clearance of a 510(k) notification or approval of a pre-market approval, PMA, application.

The 510(k) clearance process requires us to demonstrate that our new product is substantially equivalent to a medical device first marketed prior to May 1976.  We must submit data that supports our claim of substantial equivalence.  The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data and other performance data. It generally takes from four to twelve months from submission to obtain 510(k) pre-market clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made.  A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. The FDA may determine we must adhere to the more costly, lengthy and uncertain PMA approval process.

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

A PMA application must be filed if a proposed device is a new device not substantially equivalent to a medical device first marketed prior to May 1976.  A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval of a PMA application has been sought by other companies have never been approved for marketing.

We are also subject to the regulatory approval and compliance requirements for each foreign country to which we export our products.  In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark.

Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other agencies.  Noncompliance with applicable laws and the requirements of the FDA and other agencies can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.  The FDA also administers certain controls over the export of medical devices from the United States.

We are subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement, or QSR, Medical Device Reporting, or MDR, requirements and other applicable regulations. The QSR requirements include the addition of design controls that will likely increase the cost of compliance.  Changes in existing requirements or adoption of new laws or requirements could have a material adverse effect on our business, financial condition and results of operation. We may incur significant costs to comply with laws and regulations.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with laws and regulations or such laws or regulations in the future may have a material adverse effect upon our business, financial condition and results of operations.

The use of our products is also affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections. CLIA categorizes tests as “waived” or “non-waived,” on the basis of specific criteria.  Future amendment of CLIA or the promulgation of additional regulations impacting laboratory testing may have a material adverse effect on our ability to market our products or on our business, financial condition or results of operations.

The Food and Drug Administration Modernization Act of 1997 makes changes to the device provisions of the FD&C Act or the Act and other provisions in the Act affecting the regulation of devices.  Among other things, the changes will affect the Investigational Device Exemption, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third-party review, and the dissemination of off-label information.  We cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of our products.  Any new legislation may impose additional costs or lengthen review times of our products.

We are uncertain of the regulatory approval path that the FDA will ultimately apply to our products currently in development.  We may not be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all.  Delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

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

We entered into agreements with clinical and commercial collaborators for the development and marketing of products. The agreements are subject to rights of termination and may be terminated.  Our collaborators may not abide by their contractual obligations and may discontinue or sell their current lines of business.  The research for which we receive or provide funding may not lead to the development of products.  We intend to enter into additional development and marketing agreements.  We may not be able to enter into agreements on acceptable terms, or at all.

We May Not Be Able to Manage Our Growth.

We have experienced growth and anticipate continued growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations if market acceptance of our products increases and potential new products are developed and commercialized.  This growth will result in an increase in responsibilities for both existing and new management personnel. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems and to train, motivate and manage our employees.  We may not be able to manage our expansion, and a failure to do so could have a material adverse effect on us.

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

We May Have Significant Product Liability Exposure.

The testing, manufacturing and marketing of medical diagnostic devices entails an inherent risk of product liability claims.  Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy.  Our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all.  In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, our liabilities could exceed our total assets.

Item 2.                 Properties

We lease approximately 187,000 square feet of space in nine buildings in the Sorrento Valley area of San Diego under leases that expire between September 2004 through December 2005.  We believe these facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed. Our current facilities are used for our administrative offices, research and development facilities and manufacturing operations.

We are currently in escrow to purchase approximately 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs.  The estimated purchase price of the land is $28.1 million.  As of February 28, 2003 we have deposited $1.0 million in escrow.  Upon the close of escrow, expected to occur during second quarter of 2003, we intend to pursue financing a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing.  The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase are estimated to be approximately $95 million.  We expect that the first phase of construction to be completed in 2004.  We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004.  Expanding into a new facility would be expected to result in cash expenditures prior to occupancy for the purchase of land and construction costs, which would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

Item 3.                 Legal Proceedings

Not applicable.

Item 4.                 Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                 Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded in the over-the-counter market on the Nasdaq National Market, or the NNM, under the symbol BSTE.  The following tables set forth the high and low sale prices, for our common stock as reported on the NNM for the periods indicated.

2002	High	Low

First Quarter	$26.740	$12.940
Second Quarter	$33.500	$22.300
Third Quarter	$31.150	$17.350
Fourth Quarter	$36.500	$24.290

2001	High	Low

First Quarter	$40.500	$25.625
Second Quarter	$58.480	$31.688
Third Quarter	$46.700	$20.040
Fourth Quarter	$27.440	$12.430

There were approximately 85 holders of record of common stock as of March 1, 2003.  We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6.                 Selected Financial Data

(in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenues:
Product sales	$100,830	$62,155	$51,667	$43,011	$34,424
Contract revenue	4,396	3,485	3,319	703	2,630
Total revenues	105,226	65,640	54,986	43,714	37,054

Operating expenses:
Cost of product sales	31,549	17,644	15,616	13,636	10,513
Selling, general and administrative	34,235	22,864	18,471	17,581	15,470
Research and development	16,348	13,946	13,303	13,347	11,167
License and patent disputes	4,043	3,204	—	—	4,861
Total operating expenses	86,175	57,658	47,390	44,564	42,011

Operating income (loss)	19,051	7,982	7,596	(850)	(4,957)
Interest and other income, net	2,423	2,577	1,906	1,788	2,396
Income (loss) before benefit (provision) for income taxes	21,474	10,559	9,502	938	(2,561)
Benefit (provision) for income taxes	(8,080)	(3,833)	(3,339)	166	1,448
Net income (loss)	$13,394	$6,726	$6,163	$1,104	$(1,113)
Basic net income (loss) per share	$0.91	$0.47	$0.45	$0.08	$(0.09)
Diluted net income (loss) per share	$0.86	$0.44	$0.41	$0.08	$(0.09)
Common and common equivalent shares used in computing per share amounts(1)
• Basic	14,742	14,413	13,722	13,032	12,939
• Diluted	15,512	15,430	15,207	13,728	12,939

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$70,896	$55,497	$36,200	$32,272	$34,229
Working capital	80,701	65,515	53,667	39,978	41,214
Total assets	131,254	102,740	83,014	68,148	65,809
Long-term obligations, less current portion	5,253	3,542	3,708	4,069	4,038
Stockholders’ equity	107,941	90,911	72,886	56,885	54,683

(1)           Computed on the basis described in Note 1 of Notes to Financial Statements.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, including the extent to which our products and products under development are successfully developed and gain market acceptance; the impact of competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater capital and resources; manufacturing capacity constraints, backlog, delays or inefficiencies; regulatory changes, uncertainties or delays; changing market conditions and the other risk and uncertainties under “Risk Factors” and throughout this Annual Report on Form 10-K.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Form 10-K.  We disclaim any intent or obligation to update these forward-looking statements.

Overview

Founded in 1988, Biosite Incorporated is a leading provider of novel, rapid medical diagnostics that improve a physician’s ability to diagnose critical diseases and conditions.  We believe that improvements in diagnosis of high-acuity diseases and conditions can positively impact medical decisions, improve the quality of patient care and contribute to cost-effective medical treatment.   We focus on large, poorly met medical needs for clinical tests that diagnose acute symptoms associated with serious health problems.

Our products are principally sold to hospitals, which number approximately 5,000 in the United States.  To market our products we utilize a clinically astute direct sales team that focuses its efforts on larger centers with more than 200 beds.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  The term of the Fisher distribution agreement expires on December 31, 2003 and automatically renews for an additional two years unless a notice of non-renewal is delivered by either company.  We are in discussion with Fisher regarding options for a continued relationship.  Sales to Fisher represented 87% and 85% of our product sales in 2002 and 2001, respectively.  Fisher reported to us that end-user sales of our products by Fisher were $103.6 million and $62.1 million in 2002, and 2001, respectively.  Fisher’s end-user sales are not directly comparable to our product sales because the timing of shipments from Biosite to Fisher may not match the timing of shipments from Fisher to the end-user hospitals and due to changes in the quantities of our products Fisher purchases and stocks in its inventory.  A field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we utilize a network of country-specific and regional distributors, as well as a small direct sales force.

In 2002, net revenues eclipsed $100 million, representing growth of 60% over the previous year.  This growth resulted largely from sales of our Triage BNP Test, which aids in the diagnosis of congestive heart failure, or CHF.  Sales of our Triage BNP Test represented 38% and 6% of our product sales in 2002 and 2001, respectively.  The test, which was launched domestically in 2001, was the first blood test available to aid in the detection of CHF and has benefited from a semi-exclusive position in the market.  We believe that the combination of innovation, medical relevance and semi-exclusivity has contributed to the success of the Triage BNP test and we seek to replicate this model for future products we hope to commercialize.

In 1999, we launched Biosite Discovery, a program dedicated to the validation of targets with novel therapeutic and/or diagnostic applications.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via internal research, licensing or collaborations with clinical institutions or commercial companies.  Once promising targets are selected, we develop immunoassays for these targets and then conduct high throughput screening using patient samples procured from clinical collaborators, often leading medical institutions.  This process, which we refer to as marker mining, enables us to determine diagnostic utility and explore interrelations among multiple markers.  If the diagnostic utility of a marker or panel of markers is established, the marker or panel is then assessed for commercialization potential, with high-value markers or panels added to our product development pipeline.

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

•                        regulatory changes, uncertainties or delays

•                        costs, timing and effectiveness of further expansion of our sales force and field support resources

•                        changes in reimbursement policies

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

Recent Developments

2002 Nonqualified Stock Incentive Plan

On November 7, 2002 the Board of Directors adopted the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan, or 2002 Stock Plan.  Our Board of Directors reserved 550,000 shares for issuance under the plan.  Directors and officers are not eligible to participate in the plan.  Our Board of Directors adopted the plan to accommodate our growth, which includes hiring a significant number of employees over the next nine months.

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

Our collaborative development agreements generally contain specific payments for specific activities or elements of the agreements.  Among the payments we might receive under the agreements are: up-front technology access fees, research funding, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development by our collaborators, milestone fees on drug targets that reach certain development milestones and royalties should products successfully be commercialized as a result of the collaboration.  Up-front technology access fees are recognized over the term of the agreement or ongoing research period, as applicable, unless the Company has no further continuing performance obligations related to the fees.  Research funding is recognized over the applicable research period on a straight-line basis, which approximates the underlying performance.  Milestone payments, such as antibody development fees and clinical milestones, are recognized when earned, as the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement.  Contract revenues that are based on the performance of and collection by our collaborators or their partners are deferred until such performance is complete and collection is probable.  We believe that each payment element of these agreements represents the fair value of the element at the date of the agreement.

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

Intangible and Other Long-Lived Assets.  At December 31, 2002, we had approximately $32.5 million of long-lived assets, including $19.9 million of property, plant and equipment and $7.9 million of capitalized license rights.  Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights only includes estimated sales for products we are currently selling and does not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred Income Taxes.  As of December 31, 2002, we have approximately $3.9 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets not likely are a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

Results of Operations

Years ended December 31, 2002 and 2001

Product Sales.   Product sales by product family were as follows (in thousands):

	Year ended December 31,
Product Family	2002	2001

Cardiovascular products:
Triage BNP Test products	$38,127	$3,417
Triage Cardiac Panel products	18,514	16,968
Triage MeterPlus products	3,662	819

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	36,082	36,670
Triage Microbiology products	4,445	4,281
Total Product Sales	$100,830	$62,155

Product sales for 2002 increased 62% to $100.8 million from $62.2 in 2001.   The increase in total product sales was primarily attributable to the $34.7 million growth in net sales of our Triage BNP Test, one of our cardiovascular diagnostic products.

Due to the continued acceleration in customer demand for the Triage BNP Test, distributor inventory levels of some of our products were below targeted stocking levels at December 31, 2002.  We are expanding our manufacturing capacity through added production shifts and through the implementation of additional automated manufacturing equipment.  Product sales in future quarters will be impacted as we and our distributors attempt to adjust distributor inventories to targeted stocking levels and our effectiveness and efficiency in expanding our manufacturing capacity.

Net sales of our cardiovascular products, consisting of our Triage Cardiac Panel, Triage BNP Test and the Triage MeterPlus, totaled $60.3 million for 2002, as compared to $21.2 million for 2001.  The net sales growth of our cardiovascular products of 184% was primarily due to growth in sales volume of our Triage BNP Test. The Triage BNP Test was launched in the U.S. in December 2000.

The Triage BNP Test is currently only one of two FDA approved tests used as an aid in the diagnosis of congestive heart failure.  Roche Diagnostics received its FDA clearance to market its competitive product in November 2002.  Abbott Laboratories, Bayer Diagnostics and Shionogyi  & Co. Ltd have certain diagnostic rights to the BNP protein and we anticipate competition from these companies in the future.   Scios, Inc., the licensor of the BNP technology and patents is in the process of being acquired by Johnson & Johnson, subject to certain conditions.  These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

Net sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were approximately $40.5 million for 2002, as compared to $41.0 million for 2001.  The net sales decrease of these products was primarily due to a decrease in our average net selling prices that was partially offset by an increase in sales volume of these products.  We believe that the domestic sales of the Triage Drugs of Abuse Panel products may continue to decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.  The Triage TOX Drug Screen was launched in the United States in February 2002.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.

Contract revenues for 2002 were $4.4 million, compared to $3.5 million for 2001.  Contract revenues recognized during 2002 consisted primarily of license fees, research funding and antibody fees.  In June 2000, we entered into an alliance with Medarex Inc.  Under the terms of the agreement, we receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. We recognized $750,000 during each quarter of 2002 and 2001 of research funding from the alliance with Medarex.  Other contract revenues recognized during, 2002 and 2001 included license fees, antibody fees, and amortization of up-front technology access fees.  The increase in contract revenues during 2002, as compared to 2001, resulted primarily from the grant of a non-exclusive license from us to a company for certain proprietary technology.

Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our collaborators, which generated our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $5.2 million for 2002, as compared to approximately $4.2 million for 2001.   These costs are included in research and development expenses.

Cost of Sales and Gross Profit From Product Sales. Gross profit from product sales increased 56% to $69.3 million in 2002 from $44.5 million in 2001.   Gross profits increased primarily due to an overall increase in product sales.  The overall gross margin for 2002 was 69%, compared to 72% for 2001.  The decrease in the overall gross margin primarily resulted from the changing mix of net sales of our products that have different gross margins and from manufacturing inefficiencies experienced as we attempt to increase our manufacturing capacity by adding production shifts and implementing semi-automated and automated manufacturing equipment into the manufacturing processes.  Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel.  Sales of our cardiovascular products represented 60% and 34% of our product sales for 2002 and 2001, respectively.

Our newer products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel as manufacturing capacity and production efficiency issues are addressed.  Although our gross profits may continue to grow, we expect that our overall gross margins may continue to decrease as a result of competitive pricing pressures and the changing mix of net sales of products with different gross margins.

Selling, General and Administrative Expenses (SG&A expenses). SG&A expenses increased 50% to $34.2 million in 2002 from $22.9 million in 2001.  The increases in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, expanded sales activities related to our broader product lines, additional marketing activities relating to new products, increased administrative costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on the Company’s financial performance.

We expect selling, general and administrative costs in 2003 to be higher than in 2002, as we continue to increase our sales, clinical education and technical service resources.  A significant portion of the 2002 increase in sales and field support resources occurred during the latter half of the year and are expected to contribute to the growth we anticipate in 2003.  We also expect to expand our overall operations, including sales and marketing program activities for our new products and administrative support functions and infrastructure.  The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.

Research and Development Expenses (R&D Expenses). R&D expenses increased 17% to $16.3 million in 2002 from $13.9 million in 2001.  During 2002 and 2001, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products and manufacturing processes, and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery.  The increase in R&D expenses during 2002 was primarily related to increased R&D activities as well as increased performance-based compensation resulting from the Company’s performance versus its beginning of the year goals.

We expect our research and development expenses for 2003 to be higher than in 2002.  The increased expenditures will relate primarily to product development efforts, including the potential development of diagnostic products for cardiovascular profiling, stroke and acute coronary syndromes, clinical studies, Biosite Discovery, and new product scale-up activities associated with potential new products.  The timing of the expenditures and their magnitudes depends primarily on the progress and success of research and development and the timing of potential product launches.

License and Patent Disputes. Expenses associated with license and patent disputes incurred during 2002 totaled $4.0 million, compared to $3.2 million for 2001.  No expenses associated with the XOMA litigation were incurred prior to May 2001.  The expenses consisted primarily of legal costs related to our litigation with XOMA.  In September 2002, we announced that we resolved all outstanding disputes regarding patent and licensing issues with XOMA so as to permit each the freedom to operate its business.

Interest and Other Income, net. Interest and other income was $2.4 million and $2.6 million in 2002 and 2001, respectively.  The decrease resulted primarily from lower interest income from our cash equivalents and marketable securities due to overall decline in interest rates, offset by the higher average balance of cash and marketable securities during 2002 compared to 2001.

Benefit (Provision) for Income Taxes. As a result of the pre-tax income and the estimated tax credits generated in 2002, we recorded a provision for income taxes of $8.1 million for 2002.  For 2001, we recorded a provision for income taxes of $3.8 million. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Years ended December 31, 2001 and 2000

Product Sales.  Product sales increased 20% to $62.2 million in 2001 from $51.7 million in 2000. The increase in product sales was primarily attributable to the growth in net sales of our cardiovascular diagnostic products, the Triage Cardiac Panel and Triage BNP Test. Net sales of our meter platform products, consisting of the Triage Cardiac Panel, Triage BNP Test and Triage MeterPlus, were approximately $21.2 million for 2001, as compared to $13.3 million for 2000.  The Triage Cardiac Panel’s net sales growth was primarily due to growth in our customer base and to a lesser extent due to changes in the average net sales price. The Triage BNP Test was launched in the United States in December 2000.

Net sales of Triage Drugs of Abuse Panel and Triage Micro Panels (consisting of the Triage C. difficile Panel and Triage Parasite Panel), were approximately $41.0 million in 2001, compared to $38.4 million in 2000.  The net sales growth for our qualitative platform products was primarily related to an increase in the average net sales prices for our Triage Drugs of Abuse Panel.  The impact of the increase in the average net sales price for our Triage Drugs of Abuse Panel was estimated to be $1.5 million. Net sales of the Triage Drugs of Abuse Panel for 2001 were approximately $36.7 million, as compared to $35.2 million in 2000.

Contract Revenues. Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the year ended December 31, 2001 were $3.5 million, compared to $3.3 million for 2000.  Contract revenues recognized during 2001 consisted primarily of research funding and antibody fees.  During 2001 and 2000, we recognized $3.0 million and $1.8 million, respectively, of research funding from the alliance with Medarex.  Other contract revenues recognized during 2001 and 2000 included antibody fees, milestone payments and license fees.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $5.2 million, $4.2 million and $3.5 million in 2002, 2001 and 2000, respectively, and are included in research and development expenses.

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

Interest and Other Income, net.  Interest and other income increased $671,000 to $2.6 million in 2001 from $1.9 million in 2000. The increases resulted primarily from the higher average balance of cash and marketable securities during 2001 compared to 2000.  Additionally, in December 2000, we decided to sell one of our marketable debt securities that had fallen below our investment guidelines. The security was sold in January 2001 and resulted in a $300,000 realized loss, which was accrued at December 31, 2000 as a permanent decline in value of the security.

Benefit (Provision) for Income Taxes. As a result of the pre-tax income and the estimated tax credits generated in each year, we recorded a provision for income taxes of $3.8 million for 2001 and $3.3 million for 2000.  At December 31, 2001, we had net deferred tax assets of $5.5 million.

Liquidity and Capital Resources

We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income.  As of December 31, 2002, we had cash, cash equivalents and marketable securities of approximately $70.9 million compared to $55.5 million as of December 31, 2001.

The increase in cash, cash equivalents and marketable securities during 2002 was largely attributable to cash generated from operating activities of $22.9 million.  The primarily contributor to cash generated from operating activities was our net income for 2002 of $13.4 million.  Cash generated from operating activities also included increases in income taxes payable, accounts payable and accrued liabilities totaling approximately $10.3 million and non-cash expenses such as depreciation and amortization of $6.0 million, offset by increases in accounts receivable of $2.7 million and inventory of $5.2 million.   Other sources of cash included the receipt of $4.0 million in proceeds from equipment financing and proceeds from the issuance of stock under our employee stock plans of $3.0 million.  Significant uses of cash during 2002 included expenditures for leasehold improvements and capital equipment of $10.7 million, principal payments under equipment financing debt arrangements of $2.0 million and additional escrow deposits totaling $750,000, related to the purchase of land for our future corporate headquarters.

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

We are also addressing our future facilities expansion needs. We are currently in escrow to purchase approximately 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs.  The estimated purchase price of the land is $28.1 million.  As of February 28, 2003 we had deposited $1.0 million in escrow.  Upon the close of escrow, expected to occur in the second quarter of 2003, we intend to pursue financing for a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing.  The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total land and construction cost of the first phase is estimated to be approximately $95 million.  We expect the first phase of construction to be completed in 2004.  We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004.  Expanding into a new facility would be expected to result in both cash expenditures, for the purchase of the land and construction costs, that would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

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

•                        regulatory changes, uncertainties or delays

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

Item 7a.               Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates, primarily from our investments in available-for-sale marketable securities.  Under our current policies, we do not use interest rate derivatives instruments to manage this exposure to interest rate changes.  A hypothetical 1% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our financial instruments that are exposed to changes in interest rates.

Additionally, our purchases of Triage MeterPlus from LRE Technology Partner GmbH, or LRE, are denominated in Euros and sales of some products to some international customers are denominated in the local currency of customers.  We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of December 31, 2002, we had no outstanding forward exchange contracts.  Total receivables and payables denominated in foreign currencies as of December 31, 2002 were not material.

Item 8.                 Financial Statements and Supplementary Data

Refer to the Index on Page F-l of the Financial Report included herein.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Some information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.              Directors and Executive Officers of the Registrant

The information required by this section with respect to Directors is incorporated by reference from the information in the section entitled “Election of Directors” in the Proxy Statement.  Our executive officers, their positions, and ages as of January 31, 2003 are as follows:

Name	Age	Position
Timothy J. Wollaeger	59	Director and Chairman of the Board
Anthony DeMaria, M.D	60	Director
Howard E. Greene, Jr.	60	Director
Lonnie M. Smith	58	Director
Kim D. Blickenstaff	50	Director, President, Chief Executive Officer, Treasurer, and Secretary
Gunars E. Valkirs, Ph.D.	51	Director, Vice President, Biosite Discovery, and Chief Technical Officer
Thomas M. Watlington	47	Senior Vice President, Commercial Operations
Kenneth F. Buechler, Ph.D.	49	Vice President, Research & Development
Christopher R. Hibberd	37	Vice President, Strategic Planning and Business Development
Gary King	47	Vice President, Worldwide Sales & Marketing
Nadine E. Padilla	42	Vice President, Corporate and Investor Relations
Christopher J. Twomey	43	Vice President, Finance and Chief Financial Officer
Peter Witerzens, Ph.D.	61	Vice President, Operations

Timothy J. Wollaeger has served as our Chairman of the Board of Directors since the Company’s inception.  Mr. Wollaeger is the general partner of Kingsbury Associates, L.P., and a Managing Director of Sanderling, both venture capital firms.  He founded Kingsbury in December 1993 and joined Sanderling in April 2002.  From May 1990 until December 1993, he was Senior Vice President and a director of Columbia Hospital Corporation (now HCA Healthcare Corporation).  From October 1986 until July 1993, he was a general partner of the general partner of Biovest Partners, a seed venture capital firm (“Biovest”).  He is a director of several privately held medical products companies.  Mr. Wollaeger received a B.A. in Economics from Yale University and an M.B.A. from Stanford University.

Anthony DeMaria joined our Board of Directors in June 1998.  Dr. DeMaria is Professor of Medicine and Chief, division of cardiology at University of California, San Diego, School of Medicine.  Prior to joining the University of California in 1992, Dr. DeMaria was Director of the Kentucky Heart Institute.  Prior to joining the Kentucky Heart Institute, he held key management positions at the University of Kentucky College of Medicine and the University of California, Davis, School of Medicine.  In 1988, Dr. DeMaria served as president of the American College of Cardiology and he is past president of the American Society of Echocardiography.  Dr. DeMaria received a B.S. from College of the Holy Cross, and his M.D. from New Jersey College of Medicine.

Howard E. Greene, Jr. joined our Board of Directors in June 1989.  Mr. Greene is an entrepreneur who founded, managed and financed a series of medical technology companies during the past 20 years.  From September 1987 to July 1996, Mr. Greene was the founding Chief Executive Officer of Amylin Pharmaceuticals, Inc., a biotechnology company developing drug candidates for treating diabetes (“Amylin”).  From October 1986 until July 1993, Mr. Greene was a founding general partner of Biovest.  He was Chief Executive Officer of Hybritech Incorporated (“Hybritech”) from March 1979 until its acquisition by Eli Lilly & Co. in March 1986, and was co-inventor of

Hybritech’s patented monoclonal antibody assay technology.  Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979, and a consultant with McKinsey & Company from 1967 to 1974.  He is Chairman of the Board of Epimmune Inc. and a director of Amylin.  Mr. Greene received an M.B.A. from Harvard University.

Lonnie M. Smith joined the Board of Directors in October 1997.  Mr. Smith is Chief Executive Officer of Intuitive Surgical Inc., a surgical device company.  From 1982 to February 1997, he served as Senior Executive Vice President in charge of healthcare for Hillenbrand Industries, Inc., a diversified public holding company (“Hillenbrand”).  Mr. Smith was a director of Hillenbrand from 1981 to February 1997.  He had been employed by Hillenbrand or its subsidiaries in various offices since 1976.  Mr. Smith received a B.S. in Electrical Engineering from Utah State University and an M.B.A. from Harvard Business School.

Kim D. Blickenstaff, a founder of the Company, has been President and Chief Executive Officer and Treasurer since April 1988 and Secretary from April 1988 to June 2002.  Mr. Blickenstaff also is a director of Micro Therapeutics Incorporated  SenoRx Inc., Dexcom Incorporated and Medi Spectra Inc.  Prior to joining Biosite, he held various positions in finance, operations, research management, sales management, strategic planning, and marketing with Baxter Travenol, National Health Laboratories, and Hybritech.   Mr. Blickenstaff holds an M.B.A. from the Graduate School of Business, Loyola University, Chicago.

Gunars E. Valkirs, Ph.D., a founder of Biosite and a co-inventor of certain of our proprietary technology, has been a director, Vice President and Chief Technical Officer since 1988.  Dr. Valkirs has been Vice President, Biosite Discovery since April 2001.  Prior to April 2001, he was our Vice President, Research and Development.  Before forming Biosite, he was a Scientific Investigator with the Diagnostics Research & Development Group at Hybritech, where he was the primary inventor of Hybritech’s patented ICON technology.  Dr. Valkirs is also a director of Nautilus Biotech, a privately held company.  Dr. Valkirs holds a Ph.D. in Physics from the University of California at San Diego.

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

Kenneth F. Buechler, Ph.D., a founder of Biosite and a co-inventor of certain of our proprietary technology, has been Vice President, Research and Development since April 2001. From January 1994 to April 2001, he was Vice President, Research and from April 1988 to January 1994, he was Director of Chemistry.  Before forming Biosite, he was a Senior Scientist in the Diagnostics Research and Development Group at Hybritech.  Dr. Buechler holds a Ph.D. in Biochemistry from Indiana University.

Christopher R. Hibberd joined us in June 1997 to head our business development activities after spending five years with the Boston Consulting Group (“BCG”).  At BCG, Mr. Hibberd was a Manager, leading client case teams in developing and implementing value-creating strategies for businesses in a variety of industry sectors.  Prior to that, he held consulting positions at various companies and also was a Development Engineer for Albright & Wilson Americas from 1987 to 1990.  Mr. Hibberd received an Engineering degree from the University of Toronto, Canada and his M.B.A. from the University of Western Ontario, Canada.

Gary A. King joined us in July 2002 as Vice President, Worldwide Marketing.  Mr. King was promoted in November 2002 to Vice President, Worldwide Sales and Marketing.  He was formerly National Director of Sales for Advanced Respiratory Incorporated.  From 1987 to 2001, he held various positions in operations, sales, marketing, business development and general management for Hybritech, Eli Lilly and Guidant Corporation.   Mr. King holds an M.B.A. from the Stanford Graduate School of Business.

Nadine E. Padilla joined us as Director of Investor Relations and Corporate Communications in 1997 and was promoted to Vice President of Corporate and Investor Relations in October 2000.   Prior to joining Biosite, Ms. Padilla was the Investor Relations Manager at Pyxis Corporation from its IPO in 1992 until its acquisition by Cardinal Health, Inc. in 1995.  From 1995 to 1997, she was the Product Director for Pyxis’ Access Medical Systems product line.  Ms. Padilla also held various investor relations and financial reporting positions at HomeFed Bank and

Great American Bank between 1985 and 1992.  Ms. Padilla holds a bachelor’s degree from the University of California, San Diego and an M.B.A. from the University of California, Los Angeles.

Christopher J. Twomey joined us as Director of Finance in March 1990 and was promoted to Vice President of Finance and Chief Financial Officer in 1993.  Mr. Twomey has also served as Secretary since June 2002.  From 1981 to March 1990, Mr. Twomey was employed at Ernst & Young LLP, where from October 1985 to March 1990, he served as an Audit Manager.  Mr. Twomey holds a B.A. in Business Economics from the University of California at Santa Barbara.

Peter Witerzens, Ph.D., joined us as Vice President of Operations in February 2000.  From 1998 to the end of 1999, Dr. Witerzens was the Senior Director, Lab Systems Operations at Roche Diagnostics Indianapolis where he was responsible for the manufacturing activities of Roche’s Laboratory Systems products, including the consolidation and relocation of two Roche production sites.  From 1989 to 1998 he was Senior Director, Production Immunological Test and Control Sera for Roche Diagnostics in Penzberg Germany.  Dr. Witerzens received his Diploma in Chemistry and his Ph.D. in Pharmaceutical Chemistry from the University of Karlsruhe, Germany.

Section 16(a) Required by Section 16 of the Exchange Act

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act.  This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.              Executive Compensation

The information required by this item is incorporated by reference from the information in the section entitled “Compensation of Executive Officers and Directors” in the Proxy Statement.

Item 12.              Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 31, 2003, regarding beneficial ownership of the Company’s Common Stock by (i) each director and nominee for director, (ii) each of the Company’s officers named in the Summary Compensation Table in the Company’s Proxy Statement to be filed with the Security and Exchange Commission for the 2003 Annual Meeting of Stockholders, (iii) all directors and executive officers of the Company as a group and (iv) each person who is known by the Company to beneficially own more than 5% of the Company’s Common Stock.  Except as otherwise indicated and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown.  Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.

	Shares Beneficially Owned	Percent Beneficially Owned
FMR CORP.(1) 82 DEVONSHIRE STREET Boston, MA 02109	1,540,063	10.3%

LEROY C. KOPP(2) 7701 FRANCE AVENUE SOUTH SUITE 500 EDINA, MN 55435	1,279,946	8.6%

Citigroup Inc.(3) 399 Park Avenue New York, NY 10043	1,097,928	7.4%

JANUS CAPITAL MANAGEMENT LLC(4) 100 FILLMORE STREET DENVER, CO 80206	1,075,752	7.2%

KIM D. BLICKENSTAFF(5)	502,619	3.3%

GUNARS E. VALKIRS, PH.D.(5)(6)	490,547	3.2%

KENNETH F. BUECHLER, PH.D.(5)(7)	466,466	3.1%

HOWARD E. GREENE, JR.(5)(8)	290,673	1.9%

THOMAS M. WATLINGTON(5)(9)	248,622	1.6%

CHRISTOPHER J. TWOMEY(5)(10)	248,877	1.7%

TIMOTHY J. WOLLAEGER(5)(11)	26,363	*

LONNIE SMITH(5)	19,854	*

ANTHONY DEMARIA, M.D.(5)	12,354	*

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (13 PERSONS)(12)	2,556,149	15.8%

*                               Less than 1%

(1)                                  Based on the Schedule 13G of FMR Corp. (“FMR”), dated February 10, 2003, and reporting holdings as of January 31, 2003, filed jointly with Edward C. Johnson 3d, Abigail P. Johnson and Fidelity Management & Research Company (“Fidelity Management”).  According to the Schedule 13G, (i) Fidelity Management is a wholly-owned subsidiary of FMR, (ii) Edward C. Johnson 3d owns 12% of the voting stock and is Chairman of FMR, (iii) Abigail P. Johnson owns 24.5% of the voting stock and is a Director of FMR and (iv) members of the Edward P. Johnson 3d family, through their ownership of 49% of the voting stock of FMR and execution of a shareholders’ voting agreement, may be deemed to be a controlling group with respect to FMR under the Investment Company Act of 1940.  In the Schedule 13G, Fidelity Management reported beneficial ownership of 1,347,000 shares, or 9.086% of Company Common Stock, as a registered investment adviser to various investment companies (the “Funds”).  Edward C. Johnson 3d, FMR and the Funds each has sole dispositive power over such shares, and Fidelity Management has sole power to vote such shares.  In addition, the Schedule 13G reports that Fidelity Management Trust Company, a wholly-owned subsidiary of FMR, beneficially owns 151,591 shares, or 1.023%, of Company Common Stock.  Edward C. Johnson 3d and FMR each has sole dispositive and voting power over such shares.  In addition, according to the Schedule 13G, (A) Goede Capital Management, LLC (“Goede”), the managers of which are shareholders and employees of FMR, beneficially owns 72 shares of Company Common Stock and (B) Fidelity International Limited (“FIL”), a partnership controlled by, and the Chairman of which is, Edward C. Johnson 3d, beneficially owns 41,400 shares of Company Common Stock.

(2)                                  Pursuant to the Schedule 13G/A of Kopp Investment Advisors, Inc. (“KIA”), dated January 14, 2003 and reporting holdings as of that date, filed jointly with LeRoy C. Kopp and Kopp Holding Company (“KHC”).  According to the Schedule 13G/A, KIA is a wholly-owned subsidiary of KHC, which is wholly-owned by LeRoy C. Kopp.  KIA reported the beneficial ownership of 1,273,946 shares of Company Common Stock and stated that such shares are held in a fiduciary or representative capacity by KIA.  KIA reports that it has sole voting power as to 375,400 shares, sole dispositive power as to 250,000 shares and shared dispositive power as to 1,023,946 shares.  LeRoy C. Kopp reported beneficial ownership of 1,279,946 shares of Company Common Stock, sole voting power with respect to 6,000 shares and sold dispositive power over 6,000 shares.

(3)                                  Based on a Schedule 13G dated February 6, 2003 that reported its holdings as of December 31, 2002, filed jointly by Smith Barney Fund Management LLC (“SB Fund”), Salomon Smith Barney Holdings Inc. (“SSB Holdings”) and Citigroup Inc. (“Citigroup”).  According to this Schedule 13G, Citigroup is the sole stockholder of SSB Holdings and SSB Holdings is the sole stockholder of SB Fund.  In the Schedule 13G, SB Fund reported beneficial ownership of 1,052,900 shares of the Company Common Stock, shared voting power as to 1,052,900 shares and shared dispositive power as to 1,052,900 shares; SSB Holdings reported beneficial ownership of 1,097,911 shares of the Company Common Stock, shared voting power as to 1,097,911 shares and shared dispositive power as to 1,097,911 shares; and Citigroup reported beneficial ownership of 1,097,928 shares of the Company Common Stock, shared voting power as to 1,097,928 shares and shared dispositive power as to 1,097,928 shares.  Citigroup stated in this Schedule 13G that the numbers that it provided for beneficial ownership, shares as to which it has shared voting power and shares as to which it has shared dispositive power included shares held by other reporting persons.

(4)                                  Pursuant to its Schedule 13G dated February 14, 2003 that reported its holdings as of December 31, 2002, Janus Capital Management LLC (“Janus”) reported beneficial ownership of 1,075,752 shares on behalf of itself, its wholly-owned subsidiary, Bay Isle Financial LLC (“Bay Isle”), and Enhanced Investment Technologies LLC (“INTECH”) in which Janus holds a 50.1% ownership stake.  The Schedule 13G further states that each of Janus, Bay Isle and INTECH is a registered investment adviser, that Janus is filing the Schedule on behalf of these three holders in that capacity, and that the shares as to which Janus filed the Schedule are owned of record by clients of these three entities.

(5)                                  The amounts shown include shares which may be acquired currently or within 60 days after January 31, 2003, through the exercise of stock options as follows: Mr. Blickenstaff, 204,192 shares; Dr. Valkirs, 210,714  shares; Dr. Buechler, 177,516 shares; Mr. Greene, 12,354 shares; Mr. Watlington, 219,072 shares; Mr. Twomey, 175,287  shares; Mr. Wollaeger, 6,363  shares; Mr. Smith, 19,854  shares; and Dr. DeMaria, 12,354  shares.

(6)                                  Includes 279,048 shares held of record by the Valkirs Family Trust as to which Dr. Valkirs has shared voting and investment power and 785 shares held by a family member as to which Dr. Valkirs has shared voting and investment power.

(7)                                  Includes 288,950 shares held in a trust for the benefit of Dr. Buechler’s family as to which Dr. Buechler has shared voting and investment power.

(8)                                  Includes 278,319 shares held in trust for the benefit of Mr. Greene’s family as to which Mr. Greene has shared voting and investment power.

(9)                                  Includes 300 shares held in trust for the benefit of Mr. Watlington’s niece over which Mr. Watlington has voting and investment power.

(10)                            Includes 72,850 shares held in a trust for the benefit of Mr. Twomey’s family and 740 shares held by a family member as to which Mr. Twomey has shared voting and investment power.

(11)                            Includes 20,000 shares held in trust for the benefit of Mr. Wollaeger’s family as to which Mr. Wollaeger has shared voting and investment power.

(12)                            Includes as outstanding an aggregate of 1,261,943 shares which may be acquired currently or within 60 days after January 31, 2003 pursuant to the exercise of options.  Also includes 940,252 shares held by family trusts for the benefit of family members of directors and executive officers as to which such directors and executive officers have shared voting and investment power.

Item 13.              Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information in the section entitled “Certain Relationship and Related Transactions” in the Proxy Statement.

Item 14.              Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation was performed of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report.  Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our periodic SEC filings.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the Evaluation Date.

PART IV

Item 15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           (1)  Financial Statements

Our financial statements are included herein as required under Item 8 of this annual report on Form 10-K.  See Index on page F-l.

(2)  Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

The other financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)  Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.(i)(11)	Certificate of Amendment to the Restated Certificate of Incorporation, as amended.

3.(ii)(13)	Amended and Restated Bylaws of Biosite.

4.1(1)	Form of Common Stock Certificate with rights legend.

10.1(1)(A)	Amended and Restated 1989 Stock Plan of Biosite Incorporated.

10.2(4)(A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated (“1996 Stock Plan”).

10.3(1)(A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

10.4(1)(A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.

10.5(5)	Biosite Diagnostics Incorporated Employee Stock Purchase Plan.

10.6(1)(A)	Form of Indemnity Agreement between the Company and its officers and directors.

10.7(1)	Sublease Agreement between Biosite and General Atomics, dated February 17, 1992, as amended on August 10, 1992, January 21, 1993, October 29, 1993, March 1, 1995 and October 1, 1996.

10.8(1)(+)	Antibody License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995, as amended on July 26, 1996.

10.9(1)(+)	Easy Assay License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995.

10.11(1)(+)	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.

10.12(1)(+)	Development and Supply Agreement between Biosite and LRE Relais + Elektronik GmbH -- Medical Technology, dated September 23, 1994.

10.19(1)	Debenture Purchase Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated as of September 22, 1995.

10.20(1)(+)	Settlement and License Agreement & Agreement of Dismissal with Prejudice, between Biosite and Abbott Laboratories, dated as of September 6, 1996.

10.21(1)	Lease Agreement between Biosite and TCEP II Properties Limited Partnership dated July 26, 1996.

10.22(1)	Lease Agreement between Biosite and Sorrento West Limited dated September 21, 1994.

10.24(3)	Rights Agreement dated as of October 22, 1997 between Biosite (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.25(9)	Amendment No. 1 to Rights Agreement dated as of December 9, 1999 between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and BankBoston, N.A. as Rights Agent.

10.26(10)

Amendment No. 2 to Rights Agreement dated as of July 18, 2001 between Biosite Incorporated (formally Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) and American Stock Transfer and Trust as successor Rights Agent.

10.27(6)(+)	Letter Agreement between Biosite and Novartis Pharma AG, dated November 20, 1997.

10.28(7)(+)	Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. dated April 3, 1998.

10.29(8)(+)	Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. dated January 1, 2001.

10.30(12)	Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated December 7, 2001.

10.31(12)	First Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 12.2002.

10.32(12)	Second Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 14.2002.

10.33(14)	Biosite Incorporated 2002 Nonqualified Stock Incentive Plan

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, independent auditors.

99.1	Section 1350 Certification

99.2	Section 1350 Certification

(1)                                  Incorporated by reference to the exhibits of the same number to Biosite’s Registration Statement on Form S-1, No. 333-17657.

(2)                                  Incorporated by reference to Exhibit 16.23 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)                                  Incorporated by reference to Exhibit 4.1 to Biosite’s Registration Statement on Form 8-A, filed on October 28, 1997

(4)                                  Incorporated by reference to Exhibit A to Biosite’s Definitive Proxy Statement dated May 8, 2002 and filed with the Securities and Exchange Commission

(5)                                  Incorporated by reference to Exhibit C to Biosite’s Definitive Proxy Statement dated May 9, 2001 and filed with the Securities and Exchange Commission

(6)                                  Incorporated by reference to Exhibit 10.25 to Biosite’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)                                  Incorporated by reference to Exhibit 10.28 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(8)                                  Incorporated by reference to Exhibit 10.28 to Biosite’s  Annual Report on Form 10-K for the year ended December 31, 2000.

(9)                                  Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

(10)                            Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

(11)                            Incorporated by reference to Exhibit 3(i) to Biosite’s  Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(12)                            Incorporated by reference to exhibits of the same number to Biosite’s Annual Report of Form 10-K for the year ended December 31, 2001.

(13)                            Incorporated by reference to Exhibit 3 (ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14)                            Incorporated by reference to Exhibit 10.1 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(A)          Indicates management contract or compensatory plan or arrangement.

(+)           Confidential treatment has been granted for certain portions of these exhibits.

(*)           Confidential treatment has been requested for certain portions of this exhibit.

(b)  Reports on Form 8-K

We did not file any report on Form 8-K in the quarter ended December 31, 2002.

BIOSITE INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biosite has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

BIOSITE INCORPORATED

/s/ KIM D. BLICKENSTAFF	Date: March 31, 2003
Kim D. Blickenstaff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ KIM D. BLICKENSTAFF	President, Chief Executive Officer	March 31, 2003
Kim D. Blickenstaff	(Principal Executive Officer and
Director)

/s/ CHRISTOPHER J. TWOMEY	Vice President and Chief Financial	March 31, 2003
Christopher J. Twomey	Officer (Principal Financial Officer
and Accounting Officer)

/s/ TIMOTHY J. WOLLAEGER	Chairman of the Board	March 31, 2003
Timothy J. Wollaeger

/s/ ANTHONY DEMARIA	Director	March 31, 2003
Anthony DeMaria, M.D.

/s/ HOWARD E. GREENE, JR.	Director	March 31, 2003
Howard E. Greene, Jr.

/s/ LONNIE M. SMITH	Director	March 31, 2003
Lonnie M. Smith

/s/ GUNARS E. VALKIRS	Director	March 31, 2003
Gunars E. Valkirs, Ph.D.

BIOSITE INCORPORATED

CERTIFICATIONS

I, Kim D. Blickenstaff, certify that:

1. I have reviewed this annual report on Form 10-K of Biosite Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer,
Secretary and Treasurer

BIOSITE INCORPORATED

CERTIFICATIONS

I, Christopher J. Twomey, certify that:

1. I have reviewed this annual report on Form 10-K of Biosite Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Christopher J. Twomey
Christopher J. Twomey
Vice President, Finance and
Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Biosite Incorporated

We have audited the accompanying balance sheets of Biosite Incorporated as of December 31, 2002 and 2001, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosite Incorporated as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

San Diego, California
January 23, 2003

BIOSITE INCORPORATED

BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$19,113	$13,011
Marketable securities, available-for-sale	51,783	42,486
Accounts receivable	10,996	8,254
Inventories	12,295	7,117
Income taxes receivable	—	155
Deferred income taxes	2,753	1,329
Prepaid expenses and other current assets	1,821	1,450
Total current assets	98,761	73,802

Property, equipment and leasehold improvements, net	19,864	13,840
Deferred income taxes	1,125	4,207
Patents and license rights, net	7,899	9,208
Deposits and other assets	3,605	1,683
Total assets	$131,254	$102,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,789	$2,326
Accrued employee expenses	6,992	2,551
Current portion of long-term obligations	2,224	2,008
Income taxes payable	2,151	—
Accrued royalties and deferred revenue	1,747	612
Other current liabilities	1,157	790
Total current liabilities	18,060	8,287

Long-term obligations	5,253	3,542

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,895 and 14,639 shares issued and outstanding at December 31, 2002 and 2001, respectively	149	146
Additional paid-in capital	79,544	75,891
Unrealized net gain on marketable securities, net of related tax effect of $257 and $270 at December 31, 2002 and 2001, respectively	385	405
Retained earnings	27,863	14,469
Total stockholders’ equity	107,941	90,911
Total liabilities and stockholders’ equity	$131,254	$102,740

See accompanying notes.

BIOSITE INCORPORATED

STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$100,830	$62,155	$51,667
Contract revenues	4,396	3,485	3,319
Total revenues	105,226	65,640	54,986

Operating expenses:
Cost of product sales	31,549	17,644	15,616
Selling, general and administrative	34,235	22,864	18,471
Research and development	16,348	13,946	13,303
License and patent disputes	4,043	3,204	—
Total operating expenses	86,175	57,658	47,390

Operating income	19,051	7,982	7,596

Interest and other income, net	2,423	2,577	1,906

Income before provision for income taxes	21,474	10,559	9,502
Provision for income taxes	(8,080)	(3,833)	(3,339)

Net income	$13,394	$6,726	$6,163

Net income per share:
Basic	$0.91	$0.47	$0.45
Diluted	$0.86	$0.44	$0.41

Shares used in calculating per share amounts:
Basic	14,742	14,413	13,722
Diluted	15,512	15,430	15,207

See accompanying notes.

BIOSITE INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	—	—	13,141	131	55,398	(131)	(93)	1,580	56,885

Comprehensive income:
Net income	—	—	—	—	—	—	—	6,163	6,163
Other comprehensive income, net of tax Change in unrealized net gain (loss) on marketable securities	—	—	—	—	—	48	—	—	48
Comprehensive income	—	—	—	—	—	—	—	—	6,211
Issuance of common stock under stock plans, net	—	—	986	10	5,626	—	—	—	5,636
Amortization of deferred compensation	—	—	—	—	—	—	93	—	93
Compensation related to stock options granted to non-employees	—	—	—	—	76	—	—	—	76
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	3,985	—	—	—	3,985
Balance at December 31, 2000	—	—	14,127	141	65,085	(83)	—	7,743	72,886

Comprehensive income:
Net income	—	—	—	—	—	—	—	6,726	6,726
Other comprehensive income, net of tax Change in unrealized net gain (loss) on marketable securities	—	—	—	—	—	488	—	—	488
Comprehensive income	—	—	—	—	—	—	—	—	7,214
Issuance of common stock under stock plans, net	—	—	512	5	6,136	—	—	—	6,141
Compensation related to stock options granted to non-employees	—	—	—	—	50	—	—	—	50
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	4,620	—	—	—	4,620
Balance at December 31, 2001	—	$—	14,639	$146	$75,891	$405	$—	$14,469	$90,911

Comprehensive income:
Net income	—	—	—	—	—	—	—	13,394	13,394
Other comprehensive income, net of tax Change in unrealized net gain (loss) on marketable securities	—	—	—	—	—	(20)	—	—	(20)
Comprehensive income	—	—	—	—	—	—	—	—	13,374
Issuance of common stock under stock plans, net	—	—	256	3	3,029	—	—	—	3,032
Compensation related to stock options granted to non-employees	—	—	—	—	16	—	—	—	16
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	608	—	—	—	608
Balance at December 31, 2002	—	$—	14,895	$149	$79,544	$385	$—	$27,863	$107,941

See accompanying notes.

BIOSITE INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2002	2001	2000

Operating activities:
Net income	$13,394	$6,726	$6,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,029	4,173	4,108
Amortization of deferred compensation and non-cash equity compensation	16	50	214
Deferred income taxes	1,658	532	1,159
Changes in operating assets and liabilities:
Accounts receivable	(2,742)	3,540	(5,602)
Inventory	(5,178)	(672)	(386)
Income taxes and other current assets	2,289	5,450	(379)
Accounts payable	1,463	1,033	(538)
Accrued employee expenses	4,441	325	127
Accrued employee expenses, royalties and other current liabilities	1,502	525	(268)
Net cash provided by operating activities	22,872	21,682	4,598

Investing activities:
Proceeds from sales and maturities of marketable securities	31,408	44,865	27,220
Purchase of marketable securities	(40,739)	(52,136)	(33,863)
Purchase of property, equipment and leasehold improvements	(10,742)	(6,583)	(4,098)
Patents, license rights, deposits and other assets	(1,655)	(2,576)	(1,966)
Net cash used in investing activities	(21,728)	(16,430)	(12,707)

Financing activities:
Proceeds from issuance of equipment loans payable	3,952	1,951	1,841
Principal payments under long-term obligations	(2,025)	(2,133)	(2,117)
Proceeds from issuance of stock under stock plans, net	3,031	6,141	5,591
Net cash provided by financing activities	4,958	5,959	5,315

Increase (decrease) in cash and cash equivalents	6,102	11,211	(2,794)

Cash and cash equivalents at beginning of year	13,011	1,800	4,594
Cash and cash equivalents at end of year	$19,113	$13,011	$1,800

Supplemental disclosures of cash flow information:
Interest paid	$448	$432	$492
Income taxes paid (refund)	$3,507	$(1,693)	$1,779
Income tax benefit of disqualifying dispositions of stock	$608	$4,620	$3,985

See accompanying notes.

BIOSITE DIAGNOSTICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1.        Organization and Summary of Significant Policies

Organization and Business Activity

Founded in 1988, Biosite® Incorporated is a leading provider of novel, rapid medical diagnostics that improve a physician’s ability to diagnose critical diseases and health conditions.  We believe that improvements in diagnosis of high-acuity diseases and conditions can positively impact medical decisions, improve the quality of patient care and contribute to cost-effective medical treatment.   We focus on disease categories that are in need of improved diagnosis and monitoring.

Our products are principally sold to hospitals, which number approximately 5,000 in the United States.  To market our products we utilize a clinically astute direct sales team that focuses its efforts on larger centers with more than 200 beds.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  A field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we utilize a network of country-specific and regional distributors, as well as a small direct sales force.

In 1999, we launched Biosite Discovery, a program dedicated to the validation of targets with novel therapeutic and/or diagnostic applications.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via internal research, licensing or collaborations with clinical institutions or commercial companies.  Once protein targets are selected, we develop immunoassays for these targets and then conduct high throughput screening using patient samples procured from clinical collaborators, often leading medical institutions.  This process, which we refer to as marker mining, enables us to determine diagnostic utility and explore interrelations among multiple markers.  If the diagnostic utility of a marker or panel of markers is established, the marker or panel is then assessed for commercialization potential, with high-value markers or panels added to our product development pipeline.

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

Segment Information, Major Customers and Suppliers

Financial Accounting Standards Board’s Statement No. 131, Segment Information, FAS 131, amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments.  Operating segments, as defined in FAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by us in deciding how to allocate resources and in assessing performance. FAS 131 also requires disclosures about our products and services, geographic areas and major customers.

Management of Biosite has determined that we currently operate principally in one operating segment: the  discovery, development, manufacture and marketing of rapid, accurate and cost-effective diagnostic products that improve the quality of patient care and simplify the practice of laboratory medicine. Our chief operating decision-making group is the Management Group, which is comprised of the Chief Executive Officer, Senior Vice President and Vice Presidents.  The Management Group primarily decides how to allocate resources based on the overall operating results and the contribution of each functional area towards achieving our business and financial goals.  Our principal functional areas are:  1) Finance and Administration,  2) Sales and Marketing,  3) Research and Development and 4) Manufacturing.

Sales to our U.S. distributor represented 87%, 85% and 84% of our product sales in 2002, 2001 and 2000, respectively.  At December 31, 2002 and 2001, receivable amounts due from our U.S. distributor represented approximately 82% and 80%, respectively, of our accounts receivable.  Export sales to international customers amounted to $11.4 million  $7.7 million and $6.0 million in 2002, 2001 and 2000, respectively.

Certain components and raw materials used in the manufacture of our products are provided by single-source vendors.  Any supply interruption in a sole-sourced component or raw material would affect our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented or developed.  LRE Relais + Elektronik GmbH, or LRE , is the sole manufacturer of the fluorescent meters used with our Triage MeterPlus platform products, including the Triage Cardiac Panel, Triage BNP Test and Triage TOX Drug Screen and others currently under development.

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

Marketable Securities

Based on the nature of the assets held by us and management’s investment strategy, our investments have been classified as available-for-sale.  Management determines the appropriate classification of debt securities at the time of purchase.  Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of comprehensive income. At December 31, 2002, we had no investments that were classified as trading or held-to-maturity as defined by the Statement.  The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value and are included in interest income. The cost of securities sold is based on the specific identification method.  Interest on securities classified as available-for-sale is included in interest income.

Accounts Receivable

Accounts receivable consist of trade receivables due from customers for the sale of our products.  Payment terms  vary on a customer by customer basis, and range from cash on delivery to net, 90 days.  Receivables are considered past due when it has exceeded its payment terms.  We estimate our allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable.  Customer payment history, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectibility of the receivables.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market value and have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of obsolescence.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost.

Depreciation and Amortization

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

License Rights

License rights related to products for sale are stated at cost and amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license.

Long-lived and Intangible Assets

Our policy is to review the carrying amounts of long-lived and intangibles assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of intangible assets, management’s policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary. We do not believe the carrying amounts of intangible assets are impaired at December 31, 2002.

Stock Options

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, APB 25, and related interpretations in accounting for our stock options. Stock options issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF 96-18 and are periodically re-measured as the stock options vest.

Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement.  The weighted average fair value of options granted during 2002, 2001 and 2000 were $18.52, $25.89 and $23.37, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 2002, 2001 and 2001:

	2002	2001	2000
Risk-free interest rate	3.02%	4.46%	5.16%
Volatility	87%	90%	92%
Dividend yield	0%	0%	0%
Expected life of options	5.9 years	5.5 years	6 years

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Our adjusted pro forma information is as follows:

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share data)

Adjusted pro forma net income (loss)	$(3,798)	$(6,329)	$(888)
Adjusted pro forma basic net income (loss) per share	$(0.26)	$(0.44)	$(0.06)

The pro forma effects on net income for 2002, 2001 and 2000 are not likely to be representative of the effects on reported net income or loss in future years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

Research and Development

Research and development costs are expensed as incurred.  Such costs include personnel costs, supplies, clinical trials, allocated facilities, depreciation, amortization and other indirect costs.

Concentration of Credit Risk

We sell our products primarily to our U.S. distributor. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. Credit losses have been minimal and within management’s expectations.

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

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	14,742	14,413	13,722

Effect of common share equivalents:
Net effect of dilutive common stock options using the treasury stock method	770	1,017	1,485
Shares used in calculating per share amounts – Diluted	15,512	15,430	15,207

Comprehensive Income

Financial Accounting Standards Board’s Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components.  FAS 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income.  Net unrealized gains or losses on marketable securities are included in our Statements of Stockholders’ Equity as other comprehensive income.

Effect of New Accounting Standards

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Management is currently evaluating the effect that the adoption of EITF 00-21 will have on the Company’s results of operations and financial condition.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, or FAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”  FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS No. 148 are effective immediately. The interim disclosure requirements are effective for the first quarter of 2003. The adoption of FAS No. 148 did not have a material effect on our results of operations or financial condition.

Reclassification

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the presentation of the 2002 financial statements.

2.        Licensing Rights and Agreements

We have entered into licensing agreements to utilize certain antibodies and/or technologies in exchange for up-front, annual, milestone, or royalty payments or a combination thereof. Certain of the up-front and annual payments are creditable towards future royalties payable. Royalties may be payable at various rates for product sales derived from the licensed technologies.  At December 31, 2002 and 2001, total cost of license rights was $11.7 million and

$14.9 million, respectively and accumulated amortization of the license rights was approximately $3.9 million and $6.0 million, respectively.  Amortization expense of license rights totaled $1.1 million, $657,000 and $694,000 for the years ended December 31, 2002, 2001and 2000, respectively.  The estimated aggregate amortization expense related to license rights for the next five years is as follows:  2003 - $1.2 million, 2004 - $1.1 million, 2005 - $1.2 million, 2006 - $1.3 million, 2007- $1.4 million, thereafter - $1.6 million.

3.        Biosite Discovery and Significant Collaborative and Distribution Agreements

In March 1999, we launched Biosite Discovery, a collaborative research program  dedicated to the identification of new protein targets for acute diseases.  Through Biosite Discovery, we conduct  analyses on both known proteins that may be markers of disease and proteins  accessed from clinical and commercial collaborators in order to determine  diagnostic utility.  We refer to  this process as marker mining.  If  the diagnostic utility of a marker is established, it will then be assessed for  commercialization potential, with high value markers being added to our product  development pipeline. To gain access to proteins that may have novel therapeutic  and/or diagnostic applications, we primarily leverage our expertise in phage  display antibody development, providing pharmaceutical and biotechnology  collaborators with high throughput development of high affinity antibodies for  research use and seeking, in exchange, licenses to their protein targets in  addition to fees. Under Biosite Discovery, we have executed collaborative agreements with partners in the areas of cardiovascular, cerebrovascular, infectious disease and oncology.

In 2000 we entered into an agreement with Medarex, Inc. through which we are combining our proprietary phage display technology with Medarex’s proprietary transgenic mouse technology to offer a process for high throughput development of high affinity fully human antibodies.   This process is being provided as a service to biotechnology and pharmaceutical companies, which require high affinity, fully human antibodies for use in conducting drug target validation and, or, characterization experiments.  Under the terms of the eight-year agreement, Medarex provides Biosite with research funding of $3 million per year.

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

During 2002, 2001 and 2000, the Company recognized contract revenues of $4.4 million, $3.5 million and $3.3 million, respectively, related to activities performed or milestones achieved under the collaborative agreements.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $5.2 million, $4.2 million and $3.5 million in 2002, 2001 and 2000, respectively, and are included in research and development expenses.

4.        Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and available-for-sale marketable securities by balance sheet classification at December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,239	$—	$—	$10,239
Certificate of deposit	300	—	—	300
Money market fund	8,574	—	—	8,574
	19,113	—	—	19,113
Marketable securities:
U.S. Government debt securities	23,642	413	—	24,055
U.S. Municipalities debt securities	663	3	—	666
Corporate debt securities	20,653	213	—	20,866
Certificate of deposit	6,184	27	(15)	6,196
	51,142	656	(15)	51,783
Total cash, cash equivalents and available-for-sale marketable securities	$70,255	$656	$(15)	$70,896

The following is a summary of cash, cash equivalents and available-for-sale marketable securities by balance sheet classification at December 31, 2001 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$7,127	$—	$—	$7,127
Certificate of deposit	287	—	—	287
U.S. Municipalities debt securities	340	—	—	340
Money market fund	5,257	—	—	5,257
	13,011	—	—	13,011
Marketable securities:
U.S. Government debt securities	12,606	233	(21)	12,818
U.S. Municipalities debt securities	1,360	31	-	1,391
Corporate debt securities	25,516	442	(9)	25,949
Certificate of deposit	2,329	6	(7)	2,328
	41,811	712	(37)	42,486
Total cash, cash equivalents and available-for-sale marketable securities	$54,822	$712	$(37)	$55,497

The amortized cost and estimated fair value of available-for-sale marketable securities at December 31, 2002, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Marketable securities:
Due in one year or less	$18,277	$18,490
Due after one year through two years	25,416	25,794
Due after two years	7,449	7,499
	$51,142	$51,783

Gross realized gains from the sale of cash, cash equivalents, and marketable securities were approximately $174,000, $100,000, and $6,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  Gross realized losses from the sale of cash, cash equivalents, and marketable securities were approximately $14,000, $128,000 and $321,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.        Balance Sheet Information

Net inventories consist of the following (in thousands):

	December 31,
	2002	2001

Raw materials	$4,474	$2,007
Work in process	6,027	3,809
Finished goods	1,794	1,301
	$12,295	$7,117

Property, equipment and leasehold improvements consist of the following (in thousands):

	December 31,
	2002	2001
Machinery and equipment	$26,923	$21,934
Computer equipment	6,654	4,022
Furniture and fixtures	1,093	1,215
Leasehold improvements	7,002	5,352
	41,672	32,523
Less accumulated depreciation and amortization	(21,808)	(18,683)
	$19,864	$13,840

Depreciation expense was approximately $4.5 million, $3.4 million and $3.4 million for years ended December 31, 2002, 2001 and 2000, respectively.   Cost of equipment under equipment financing notes was approximately $12.1 million and $11.0 million at December 31, 2002, and 2001, respectively. Accumulated depreciation of equipment under equipment financing notes at December 31, 2002 and 2001 was approximately $5.5 million and $6.0 million, respectively.

6.        Debt and Commitments

Debt consisted of the following (in thousands):

	December 31,
	2002	2001
Equipment financing notes, payable $240,000 monthly including interest at 4.98% to 8.72% due January 2003 to December 2007; secured by equipment	$7,172	$5,550
Deferred compensation and rebates payable	305	—
Total	7,477	5,550
Less current portion	2,224	2,008
Total long-term obligations	$5,253	$3,542

As of December 31, 2002, approximate future principal payments of the equipment financing notes are due as follows: 2003 - $2.0 million; 2004 - $1.7 million; 2005 - $1.2 million; 2006 - $919,000; 2007 - $228,000 and thereafter - $0.

Interest charged to expense to arrive at operating income (loss) was approximately $448,000, $432,000, and $492,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

We lease our office, manufacturing and research facilities under operating leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases.  We record rent expense on a straight-line basis over the term of the leases.

Approximate annual future minimum operating lease payments as of December 31, 2002 are as follows (in thousands):

Year	Operating Leases
2003	$1,913
2004	1,601
2005	816
2006	—
2007	—
Thereafter	—
Total minimum lease payments	$4,330

Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1.6 million, $1.4 million and $1.3 million, respectively.

We are currently in escrow to purchase approximately 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs.  The estimated purchase price of the land is $28.1 million.  As of December 31, 2002, we had deposited $1.0 million in escrow.  Upon the close of escrow, expected to occur second quarter of 2003, we intend to pursue financing for a portion of the land purchase price and the subsequent buildings construction costs through construction and long term debt financing.  The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total land and construction cost of the first phase is estimated to be approximately $95 million.  We expect the first phase of construction to be completed in 2004.  We may decide to seek additional capital to fund this new facility. If a new corporate facility were to be constructed to meet our future facility needs, we would not anticipate expanding our operations to the new facility prior to 2004.  Expanding into a new facility would be expected to result in both cash expenditures, for the purchase of the land and construction costs, that would be reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.

7.        Stockholders’ Equity

Stock Plans

In December 1996, we adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”). The 1996 Stock Plan replaced our 1989 Stock Plan. Although all future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The Stock Plans provide for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. As of December 31, 2002, a pool of 5,100,000 shares has been reserved for issuance under the 1996 Stock Plan.  Additionally, any unpurchased shares of common stock pursuant to unissued, expired or cancelled options under the 1989 Stock Plan become available for awards under the 1996 Stock Plan.  During the year ended December 31, 2002, we issued no shares of common stock to outside consultants for services received by the Company.

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

Options granted under the stock plans are generally subject to four-year vesting and expire ten years from the date of grant. As of December 31, 2002, 144,476 shares have been sold directly under the 1989 Plan and no shares were available for future issuance under the 1989 Stock Plan, 1,272 shares were available for future issuance of common stock or grant of options to purchase common stock under the 1996 Stock Plan and 510,700 shares were available for future issuance under the 2002 Stock Plan.

Information with respect to our Stock Plans option activity is as follows:

	Shares	Weighted average exercise price
	(in thousands)
Balance at December 31, 1999	2,850	$8.97
Granted at fair value	1,110	$29.60
Exercised	(935)	$6.08
Cancelled	(173)	$13.50
Balance at December 31, 2000	2,852	$17.67
Granted at fair value	1,257	$34.57
Exercised	(422)	$11.51
Cancelled	(228)	$26.58
Balance at December 31, 2001	3,459	$23.91
Granted at fair value	1,246	$25.15
Exercised	(169)	$10.19
Cancelled	(136)	$27.98
Balance at December 31, 2002	4,400	$24.67

The following is a further breakdown of the options outstanding under the 1989 Stock Plan, 1996 Stock Plan and 2002 Stock Plan as of December 31, 2002:

Range of exercise price	Options outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price of options exercisable
	(in thousands)			(in thousands)
$ 1.00 - $ 13.88	1,115	5.67	$10.34	1,034	$10.36
$12.13 - $ 23.77	1,283	8.73	$20.97	378	$19.78
$24.21 - $ 38.00	1,109	8.45	$30.00	414	$30.84
$38.06 - $ 69.56	893	8.36	$41.25	367	$41.22
$ 1.00 - $ 69.56	4,400	7.81	$24.67	2,193	$21.02

Employee Stock Purchase Plan

In December 1996, we adopted an Employee Stock Purchase Plan (“ESPP”), which provides employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. A pool of 550,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions).  During the years ended December 31, 2002, 2001 and 2000, 91,027, 91,857 and 82,610 shares, respectively, were issued under the ESPP.  As of December 31, 2002, 97,675 shares of common stock were available for issuance under the ESPP.

At December 31, 2002, a total of 609,647 shares of the Company’s common stock were reserved for future issuances under the Company’s stock plans and employee stock purchase plan.

Stockholder Rights Plan

In October, 1997, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of Biosite held of record at the close of business on November 3, 1997.  Each Right represents a contingent right to purchase, under certain circumstances, one-one-thousandth of a share of a new series of Biosite preferred stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment.  The Rights would be traded independently from Biosite’s common stock and become exercisable under certain circumstances involving the acquisition or a tender or exchange offer by a person or group for 15% or more of Biosite’s common stock.  In December 1999, the agreement governing the Rights was amended to provide that Kopp Holding Company and related entities could acquire up to 20% of Biosite’s outstanding common stock without making the Rights exercisable.  The Rights expire on October 22, 2007, unless redeemed by the Company’s Board of Directors.  The Rights can be redeemed by the Board at a price of $0.01 per Right at any time before the Rights become exercisable, and in limited circumstances thereafter.

8.        Income Taxes

Significant components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$5,639	$—	$—
State	784	89	150
	6,423	89	150
Deferred:
Federal	1,553	3,422	2,815
State	104	322	374
	1,657	3,744	3,189
	$8,080	$3,833	$3,339

Significant components of our deferred tax assets as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Tax credits	$1,381	$3,755
Net operating loss carryforwards	—	524
Reserves and accruals	1,388	781
Book over tax depreciation	1,016	525
Other, net	93	25
Total deferred tax assets	3,878	5,610
Deferred tax liability:
Tax over book amortization	—	(74)
Net deferred tax assets	$3,878	$5,536

As of December 31, 2002, we had federal research and development, California research and development, and California manufacturers’ credit carryforwards of approximately $158,000, $547,000, and $871,000, respectively.  The federal research and development, California research and development, and California manufacturers’ credits will begin expiring in 2003, unless previously utilized.

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

The reconciliation of income tax computed at the federal statutory tax rate to the benefit (provision) for income taxes at the U.S. federal statutory tax rate to income tax expense is as follows:

	December 31,
	2002	2001	2000
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.8	5.9	5.9
Tax credits	(3.3)	(5.2)	(6.2)
Other	0.1	0.6	0.4
Effective rate	37.6%	36.3%	35.1%

9.        Employee Savings Plan

Employee 401(k) Plan

In 1991, we implemented a 401(k) program that allows all qualifying employees to contribute up to a maximum of 20% of their annual salary, subject to annual limits. The Board of Directors may, at its sole discretion, approve Company contributions. No such contributions have been approved or made.

Non-qualified Deferred Compensation Plan

In July 2002, we implemented a non-qualified deferred compensation plan that allows qualifying employees to defer up to 50% of their base salary, 100% of bonuses and 100% of commissions.  Participants may elect to receive all or a portion of his or her deferred compensation on a fixed payment date of his or her choosing.  The fixed payment date election must be made at least 24 months before the payment is to be paid or commence.  Payment dates may also be extended to later dates so long as the extension election is made at least 12 months prior to the original fixed payment date.  Early distributions are subject to a penalty.  The Board of Directors may, at its sole discretion, suspend or terminate the Plan.

10.  License and Patent Disputes

Expenses associated with license and patent disputes incurred during the years ended December 31, 2002 and 2001 totaled $4.0 million and $3.2 million, respectively.  The expenses consisted primarily of legal costs related to our litigation with XOMA Ltd. and its affiliates, or XOMA.  No expenses associated with the XOMA litigation were incurred prior to May 2001.

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

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Product sales	$17,794	$23,117	$28,103	$31,816
Contract revenues	854	1,838	823	881
Gross profit – product sales	12,092	15,952	19,309	21,928
Income before income taxes	2,612	5,182	5,857	7,823
Net income	1,634	3,124	3,668	4,968

Net income per share
• Basic	$0.11	$0.21	$0.25	$0.34
• Diluted	$0.11	$0.20	$0.24	$0.31

Shares used in calculating per share amounts
• Basic	14,671	14,701	14,769	14,825
• Diluted	15,223	15,570	15,464	15,814

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Product sales	$14,197	$15,339	$15,941	$16,678
Contract revenues	954	877	1,066	588
Gross profit – product sales	9,857	10,992	11,797	11,865
Income before income taxes	2,497	3,164	3,449	1,449
Net income	1,529	1,917	2,130	1,150

Net income per share
• Basic	$0.11	$0.13	$0.15	$0.08
• Diluted	$0.10	$0.12	$0.14	$0.08

Shares used in calculating per share amounts
• Basic	14,153	14,373	14,538	14,582
• Diluted	15,317	15,751	15,463	15,109

Schedule II

Biosite Incorporated

Valuation and Qualifying Accounts

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions – Describe		Balance at End of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$318,962	$199,303	$—		$39,795	(1)	$478,470
Reserve for obsolete or excess inventory	$437,925	$827,619	$—		$650,764	(2)	$614,780
Warranty reserve for Triage Meters	$118,528	$651,330	$—		$411,051	(3)	$358,807

Year ended December 31, 2001
Allowance for doubtful accounts	$5,302	$53,723	$266,500	(5)	$6,563	(1)	$318,962
Reserve for obsolete or excess inventory	$437,737	$249,949	$—		$249,761	(2)	$437,925
Warranty reserve for Triage Meters	$63,727	$54,801	$—		$—		$118,528

Year ended December 31, 2000
Allowance for doubtful accounts	$17,651	$16,572	$—		$28,921	(1)	$5,302
Reserve for obsolete or excess inventory	$630,651	$378,650	$—		$571,564	(2)	$437,737
Warranty reserve for Triage Meters	$170,373	$—	$—		$106,646	(4)	$63,727

(1)             Uncollectible accounts written off, net of recoveries

(2)             Write off of obsolete or excess inventory

(3)             Cost incurred associated with the replacement and repair of the Triage Meters

(4)             Adjustment of estimated warranty reserve based on ability to pass through warranty responsibilities to manufacturer

(5)             Allowance for uncollectible contract revenue. Expense charged against contract revenue.