Form 10-Q
period 2003-03-31
BIOSITE DIAGNOSTICS INC
filed 2003-05-15
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒          No  ☐

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at

May 1, 2003 was 14,992,057.

BIOSITE INCORPORATED

FORM 10-Q

Biosite®, Triage® and Omniclonal® are registered trademarks of Biosite Incorporated.  New Dimensions in Diagnosis ™ and the Company’s logo are trademarks of Biosite Incorporated.  Cardio ProfilER and ProfilER are the subject of pending trademark applications by Biosite Incorporated.

i

Part I.     Financial Information

ITEM 1.  FINANCIAL STATEMENTS

BIOSITE INCORPORATED

Condensed Balance Sheets

(in thousands, except par value)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$21,420	$19,113
Marketable securities, available-for-sale	50,200	51,783
Accounts receivable, net	15,133	10,996
Inventories, net	14,883	12,295
Other current assets	4,810	4,574
Total current assets	106,446	98,761
Equipment and leasehold improvements, net	24,714	19,864
Patents and license rights, net	7,561	7,899
Other assets	5,268	4,730
	$143,989	$131,254

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,076	$3,789
Accrued employee expenses	5,395	6,992
Income taxes and other current liabilities	7,609	5,055
Current portion of long-term obligations	2,626	2,224
Total current liabilities	21,706	18,060
Long-term obligations	7,262	5,253

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 25,000 shares authorized; 14,948 and 14,895 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	150	149
Additional paid-in capital	80,683	79,544
Unrealized net gain on marketable securities, net of related tax effect	359	385
Retained earnings	33,829	27,863
Total stockholders’ equity	115,021	107,941
	$143,989	$131,254

Note:                   The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Income (Unaudited)

 (in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002
Revenues:
Product sales	$39,095	$17,794
Contract revenues	846	854
Total revenues	39,941	18,648

Operating expenses:
Cost of product sales	13,834	5,647
Selling, general and administrative	11,440	6,059
Research and development	5,214	3,538
License and patent disputes	—	1,317
Total operating expenses	30,488	16,561

Operating income	9,453	2,087

Interest and other income, net	310	525

Income before provision for income taxes	9,763	2,612
Provision for income taxes	(3,797)	(978)

Net income	$5,966	$1,634

Net income per share:
- Basic	$0.40	$0.11
- Diluted	$0.37	$0.11

Shares used in calculating per share amounts:
- Basic	14,928	14,671
- Diluted	16,125	15,223

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$5,966	$1,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,162	1,164
Changes in operating assets and liabilities:
Accounts receivable	(4,137)	1,555
Inventory	(2,587)	(449)
Other current assets	(486)	(333)
Income taxes	2,507	978
Accounts payable	2,288	121
Other current liabilities	(1,130)	24
Net cash provided by operating activities	$4,583	$4,692

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	12,867	5,066
Purchase of marketable securities	(11,328)	(8,787)
Purchase of property, equipment and leasehold improvements	(6,669)	(1,308)
Patents, license rights, deposits and other assets	(270)	(778)
Net cash used in investing activities	(5,400)	(5,807)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	2,668	1,683
Principal payments under financing obligations	(257)	(560)
Proceeds from issuance of stock under stock plans, net	713	425
Net cash provided by financing activities	3,124	1,548

Increase in cash and cash equivalents	2,307	433

Cash and cash equivalents at beginning of period	19,113	13,011
Cash and cash equivalents at end of period	$21,420	$13,444

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$116	$99
Income taxes paid	$1,290	$—
Income tax benefit of disqualifying dispositions of stock	$422	$18

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the financial statements for the three months ended March 31, 2002 have been reclassified to conform to the presentation of the financial statements for the three months ended March 31, 2003.

2.         EARNINGS PER SHARE

Earnings per share, EPS, is computed in accordance with the Financial Accounting Standards Board’s Statement, or FAS, No. 128, Earnings Per Share.  FAS No. 128 requires dual presentation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options.

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended March 31,
	2003	2002
Weighted average common shares outstanding – Shares used in calculating per share amounts – Basic	14,928	14,671
Net effect of dilutive common share equivalents using the treasury stock method	1,197	552
Shares used in calculating per share amounts – Diluted	16,125	15,223

2.         STOCK OPTIONS

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for our stock options.  Stock options issued to non-employees are recorded at their fair value as determined in accordance with FAS No. 123, Accounting for Stock-based Compensation, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services, and are periodically re-measured as the stock options vest.

Adjusted pro forma information regarding net income is required by FAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement.  The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 were $36.22 and $16.52, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002
Risk-free interest rate	2.78%	3.02%
Volatility	86%	87%
Dividend yield	0%	0%
Expected life of options	5.9 years	5.9 years

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Our adjusted pro forma information is as follows:

	Three months ended March 31,
	2003	2002
	(in thousands, except per share data)

Net income, as reported	$5,966	$1,694
Pro forma FAS 123 compensation expense	(4,943)	(4,005)
Adjusted pro forma net income (loss)	$1,023	$(2,311)
Adjusted pro forma basic net income (loss) per share	$0.07	$(0.16)
Adjusted pro forma diluted net income (loss) per share	$0.06	$(0.16)

The pro forma effects on net income for the three months ended March 31, 2003 and 2002 are not likely to be representative of the effects on reported net income or loss in future quarters or years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

3.         BALANCE SHEET INFORMATION

Net inventories consist of the following:

	March 31, 2003	December 31, 2002
	(in thousands)

Raw materials	$5,868	$4,474
Work-in-process	6,091	6,027
Finished goods	2,924	1,794
	$14,883	$12,295

4.         COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires the change in net unrealized gains or losses on marketable securities be included in comprehensive income.  As adjusted, our comprehensive income is as follows:

	Three months ended March 31,
	2003	2002
	(in thousands)

Net income	$5,966	$1,634
Change in unrealized net gain (loss) on marketable securities, net of tax	(26)	(231)
Comprehensive income	$5,940	$1,403

5.         RECENT ACCOUNTING  PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Management is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on the Company’s results of operations and financial condition.

In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure.  FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS No. 148 are effective immediately. The interim disclosure requirements are currently effective. The adoption of FAS No. 148 did not have a material effect on our results of operations or financial condition.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”s contain forward-looking statements that involve risks and uncertainties, including the extent to which our products and products under development are successfully developed and gain market acceptance; the impact of competition, including the introduction of products competitive with our Triage® BNP Test, from diagnostic companies with greater capital and resources; manufacturing capacity constraints, backlog, delays or inefficiencies; regulatory changes, uncertainties or delays; changing market conditions and the other risks and uncertainties described in “Risk Factors” below and throughout our Annual Report on Form 10-K for the year ended December  31, 2002.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

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

Our products are principally sold to hospitals, which number approximately 5,000 in the United States.  To market our products we utilize a clinically astute direct sales team that focuses its efforts on larger centers with more than 200 beds.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  The term of the Fisher distribution agreement expires on December 31, 2003 and automatically renews for an additional two years unless a notice of non-renewal is delivered by either company.  We are in discussion with Fisher regarding options for a continued relationship.  Sales to Fisher represented 88% of our product sales in the first quarter of 2003 and 87% of our product sales for the full year 2002.  Fisher reported to us that end-user sales of our products by Fisher were $41.9 million in the first quarter of 2003 and $103.6 million for the full year 2002.  Fisher’s end-user sales are not directly comparable to our product sales because the timing of shipments from Biosite to Fisher may not match the timing of shipments from Fisher to the end-user hospitals and due to changes in the quantities of our products  that Fisher purchases and stocks in its inventory.  A field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we utilize a network of country-specific and regional distributors, as well as a small direct sales force.  Over the next few years, we anticipate transitioning the distribution of our products in some European countries to a direct sales and distribution basis.

Product sales for the first quarter of 2003 grew 120% over the same period of 2002.  This growth resulted largely from sales of our Triage BNP Test, which aids in the diagnosis of congestive heart failure, or CHF.  Sales of our Triage BNP Test represented 57% of our product sales in the first quarter of 2003, compared to 23% for the same period of 2002.  The test, which was launched domestically in 2001, was the first blood test available to aid in the detection of CHF and has benefited from a semi-exclusive position in the market.  We believe that the combination of innovation, medical relevance and semi-exclusivity has contributed to the success of the Triage BNP test and we seek to replicate this model for future products we hope to commercialize.

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

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts.   We may not be able to maintain profitability in the future.  Some of the risks and uncertainties associated with our business and future operating results are discussed in the section entitled “Risk Factors” below.

Recent Developments

New Product – Triage Cardio ProfilER

In March 2003, we received clearance from the U.S. Food and Drug Administration, or FDA, to market our Triage Cardio ProfilER as an aid in the diagnosis of myocardial infarction (also known as heart attack), an aid in the diagnosis and assessment of severity of congestive heart failure (also referred to as heart failure), and for the risk stratification of patients with acute coronary syndromes.

Physician Office Practices Distributor

In May 2003, we entered into a distribution relationship with PSS World Medical, Inc. to market our products to physician office practices.  Under the terms of the multi-year agreement, PSS World Medical's physician business, Physician Sales & Service, or PSS, will be a distributor of the Triage BNP Test and other Biosite products to physician office practices.  In marketing our products, PSS is expected to use its 700 sales representatives, who serve physician offices in all 50 states.

Critical Accounting Policies Involving Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Our senior management has discussed the development and selection of the critical accounting estimates, and related disclosures, with the Audit Committee of our Board of Directors.

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

Our collaborative development agreements generally contain specific payments for specific activities or elements of the agreements.  Among the payments we might receive under the agreements are: up-front technology access fees, research funding, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which we have produced antibodies for as long as the targets remain in development by our collaborators, milestone fees on drug targets that reach certain development milestones and royalties should products successfully be commercialized as a result of the collaboration.  Up-front technology access fees are recognized over the term of the agreement or ongoing research period, as applicable, unless we have no further continuing performance obligations related to the fees.  Research funding is recognized over the applicable research period on a straight-line basis, which approximates the underlying performance.  Milestone payments, such as antibody development fees and clinical milestones, are recognized when earned, as the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement.  Contract revenues that are based on the performance of and collection by our collaborators or their partners are deferred until such performance is complete and collection is probable.  We believe that each payment element of these agreements represents the fair value of the element at the date of the agreement.

The Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition,  provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Inventories and Related Allowance for Obsolete and Excess Inventory.   Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess and obsolete inventories.  We utilize a standard cost system to track our inventories on a part-by-part, full absorption cost basis.   Adjustments are made to the standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a FIFO cost basis.  The estimated allowance for excess and obsolete inventories is based on management’s review of inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of obsolescence.

Intangible and Other Long-Lived Assets.  At March 31, 2003, we had approximately $37.6 million of long-lived assets, including $24.7 million of leasehold improvements and equipment and $7.4 million of capitalized license rights.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized over the lesser of their useful lives or the remaining lease term.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights only includes estimated sales for products we are currently selling and does not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred Income Taxes.  As of March 31, 2003, we have approximately $3.9 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets not likely are a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

	Three months ended March 31,
Product Family	2003	2002

Cardiovascular products:
Triage BNP Test products	$22,182	$4,123
Triage Cardiac Panel products	5,371	3,427
Triage MeterPlus products	1,308	516

Other products:
Triage Drugs of Abuse Panel and TOX Drug Screen products	9,182	8,588
Triage Microbiology products	1,052	1,140
Total Product Sales	$39,095	$17,794

Product Sales. Product sales for the three months ended March 31, 2003 were $39.1 million, representing an increase of 120% compared to $17.8 million for the same period of 2002. The increase in total product sales was primarily attributable to the $18.1 million growth in sales of our Triage BNP Test, one of our cardiovascular diagnostic products.

Due to the continued acceleration in customer demand for the Triage BNP Test, distributor inventory levels of some of our products were below targeted stocking levels at March 31, 2003.  We are expanding our manufacturing capacity through added production shifts and through the implementation of additional automated manufacturing equipment.  Product sales in future quarters will increase or decrease as we and our distributors attempt to adjust distributor inventories to targeted stocking levels and will be dependent on our effectiveness and efficiency in expanding our manufacturing capacity.

Product sales of our cardiovascular products, consisting of our Triage Cardiac Panel, Triage BNP Test and Triage MeterPlus, totaled $28.9 million for the three months ended March 31, 2003, as compared to $8.1 million for same period of 2002.  The product sales growth of our cardiovascular products of 258% was primarily due to growth in sales volume of our Triage BNP Test.

The Triage BNP Test is currently one of only two FDA-approved tests used as an aid in the diagnosis of congestive heart failure.  Roche Diagnostics received FDA clearance to market its competitive product in November 2002.  Abbott Laboratories, Bayer Diagnostics and Shionogyi  & Co. Ltd have certain diagnostic rights to the BNP protein and we anticipate competition from these companies in the future.   These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.  Scios, Inc., the licensor of the BNP technology and patents was acquired by Johnson & Johnson in April 2003.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $10.2 million for the three months ended March 31, 2003, as compared to $9.7 million for same period of 2002.  The product sales increase of these products was primarily due to an increase in sales volume of our Triage Drugs of Abuse Panel and Triage TOX Drug Screen.  We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.  The Triage TOX Drug Screen was launched in the United States in February 2002.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three months ended March 31, 2003 were $846,000, as compared to $854,000 for the same period of 2002.  Contract revenues recognized during the first quarter of 2003 and 2002 consisted primarily of research funding.  In June 2000, we entered into an alliance with Medarex Inc.  Under the terms of the agreement, we receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. During each of the first quarters of 2003 and 2002, we recognized $750,000 of research funding from the alliance with Medarex.  Other contract revenues recognized during the first quarters of 2003 and 2002 included antibody fees, milestone payments and license fees.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.4 million and $1.2 million in the first quarters of 2003 and 2002, respectively, and are included in research and development expenses.

Cost of Sales and Gross Profit From Product Sales. Gross profit from product sales increased 109% to $25.3 million for the three months ended March 31, 2003 from $12.1 million for the same period of 2002.   Gross profits increased primarily due to an overall increase in product sales.  The overall gross margin for the three months ended March 31, 2003 was 65%, compared to 68% for the same period of 2002.  The decrease in the overall gross margin primarily resulted from the changing mix of our sales of products that have different gross margins and from inefficiencies experienced as we attempt to increase our manufacturing capacity by adding production shifts and implementing semi-automated and automated manufacturing equipment into the manufacturing processes.  Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel.  Sales of our cardiovascular products represented 74% and 45% of our product sales for the three months ended March 31, 2003 and 2002, respectively.

Our cardiovascular products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel as manufacturing capacity and production efficiency issues are addressed.  Although our gross profits may continue to grow, we expect that our overall gross margins may continue to decrease as a result of competitive pricing pressures and the changing mix of sales of products with different gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased 89% to $11.4 million for the three months ended March 31, 2003 from $6.1 million for the same period of 2002.  The increase in SG&A expenses was primarily associated with the addition of sales, marketing, clinical education and technical service resources, expanded sales activities related to our broader product lines, additional marketing activities relating to new products, increased administrative resources and costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on financial performance.

We expect SG&A expenses in 2003 to be higher than in 2002, as we continue to increase our sales, marketing, clinical education and technical service resources.  A significant portion of the 2002 increase in sales and field support resources occurred during the latter half of the year and is expected to contribute to the growth we anticipate in 2003.  We also expect to expand our overall operations, including sales and marketing program activities for our new products and administrative support functions and infrastructure.  The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.

Research and Development Expenses. Research and development, or R&D, expenses increased 47% to $5.2 million for the three months ended March 31, 2003 from $3.5 million for the same period of 2002.  During the first quarters of 2003 and 2002, our research and development resources were focused primarily on product development for potential new diagnostics for critical health conditions such as stroke and acute coronary syndrome, the development of potential improvements to our existing products and manufacturing processes, and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery.

License and Patent Disputes. Expenses associated with license and patent disputes incurred during the first quarter of 2002 totaled $1.3 million.  The expenses consisted primarily of legal costs related to our litigation with XOMA.  In September 2002, we announced that we resolved all outstanding disputes regarding patent and licensing issues with XOMA so as to permit each the freedom to operate its business.

Interest and Other Income, net. Interest and other income, net was $310,000 and $525,000 for the three months ended March 31, 2003 and 2002, respectively.  The decrease resulted primarily from lower interest income from our cash equivalents and marketable securities due to an overall decline in interest rates, offset by the higher average balance of cash and marketable securities during the three months ended March 31, 2003 compared to the same period of 2002.

Provision for Income Taxes. As a result of the pre-tax income and the estimated tax credits to be generated in 2003, we recorded a provision for income taxes of $3.8 million for the first three months of 2003.  For the same period in 2002, we recorded a provision for income taxes of $978,000. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income.  As of March 31, 2003, we had cash, cash equivalents and marketable securities of approximately $71.6 million compared to $70.9 million as of December 31, 2002.

The increase in cash, cash equivalents and marketable securities during the first quarter of 2003 as compared to the same period of 2002 was largely attributable to proceeds from equipment financing of $2.7 million, compared to $1.7 million for the same period of 2002.  Cash generated from operating activities was $4.6 million during the first quarter of 2003, compared to $4.7 million for the same period in 2002.  The primary contributor to cash generated from operating activities was our net income for the three months ended March 31, 2003 of $6.0 million.  Cash generated from operating activities also included increases in current liabilities totaling approximately $3.7 million and non-cash expenses such as depreciation and amortization of $2.2 million, offset by increases in accounts receivable of $4.1 million and inventory of $2.6 million.   Significant uses of cash during the first quarter of 2003 included expenditures for leasehold improvements and capital equipment of $6.7 million.

The increase in cash, cash equivalents and marketable securities during the first quarter of 2002 as compared to the same period of 2001 was largely attributable to cash generated from the operating activities of $4.7 million, compared to $8.7 million during the first quarter of 2001.  The cash generated from operating activities included the reduction of accounts receivable of $1.6 million, increases in income taxes payable, account payable and accrued liabilities of $1.1 million and non-cash expenses such as depreciation and amortization of $1.2 million.   Other sources of cash included the receipt of $1.7 million in proceeds from equipment financing.  Significant uses of cash during the first quarter of 2002 included the purchase of leasehold improvement and capital equipment of approximately $1.3 million and additional escrow deposits, totaling $750,000, related to purchase of land for our future corporate headquarters.

Our primary short-term needs for capital, which are subject to change, are for the payments related to the closing of escrow to purchase land to construct our new corporate facility, support of our commercialization efforts related to our products, including expansion of our direct sales force and field support resources, improvements in our manufacturing capacity and efficiency, facility expansion, new product development, clinical trials, and the continued advancement of research and development efforts.  We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies.  We may enter into additional licensing agreements that may include up-front and annual cash payments, milestone payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

We are also addressing our future facilities expansion needs. We are currently in escrow to purchase approximately 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs.  The estimated purchase price of the land is $28.1 million.  The acquisition of the land is to occur in a two-part escrow closing process.  The first escrow closing, expected to occur on May 28, 2003, is for the purchase of 68% of the land and will require us to pay an additional $18.4 million.  The second escrow closing for the remaining 32% of the land is scheduled to occur on September 30, 2003, and will require an additional payment of $8.7 million to be made by us.  We are pursuing financing for a portion of the land purchase price and the subsequent building construction costs.  We may not be able to obtain financing on commercially reasonable terms or at all.  The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total land and construction cost of the first phase is estimated to be approximately $95 million.  We expect the first phase of construction to be completed in 2004.  We may decide to seek additional capital to fund the purchase and construction of this new facility.  We would not anticipate expanding our operations to the new facility prior to 2004.  Expanding into a new facility would be expected to result in both cash expenditures, for the purchase of the land and construction costs, that would be partially reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.  We believe that the occupancy and financing costs of the new facility should impact our net income and earnings per share more favorably than other facilities expansion options such as leasing additional space adjacent to our current corporate headquarters.

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except for the potential funding requirement of a portion of the cost of our facility expansion plan.

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

We have only a limited history of profitability and we may not maintain profitability.  In addition, our quarterly and annual results may fluctuate.

We have reported quarterly operating profits since the third quarter of 1999 after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future.  We may not be able to maintain profitability in the future.  We believe that our future operating results may be subject to quarterly and annual fluctuations due to a variety of factors, including:

•                        market acceptance of current or new products

•                        competition, including the introduction of products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

•                        changes in the mix of products sold

•                        seasonal or unanticipated changes in customer demand

•                        the timing and variability of significant orders

•                        manufacturing capacity constraints, backlog, delays or inefficiencies

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

•                        changes in reimbursement policies

•                        costs, timing and effectiveness of further expansion of our sales force and field support resources

•                        whether and when new products are successfully developed and introduced by us

•                        research and development efforts, including clinical trials and new product scale-up activities

•                        ability to execute, enforce, maintain and attain milestones under license and collaborative agreements necessary to earn contract revenues

•                        product recalls

•                        shipment problems

•                        enforcement, defense and resolution of license and patent disputes; and

•                        costs and timing associated with business development activities, including potential licensing of technologies.

Our operating results would also be adversely affected by a downturn in the market for our products.  Because we continue to increase our operating expenses to support our expanded sales and marketing activities, manufacturing operations and new product development, our operating results would be adversely affected if our sales and gross profits did not correspondingly increase or if our product development efforts are unsuccessful or subject to delays.  Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not sustain revenue growth or sustain profitability on a quarterly or annual basis and our growth or operating results may not be consistent with predictions made by securities analysts.

We are dependent on the market acceptance of our products for revenue growth and profitability.

We believe that our revenue growth and profitability will substantially depend upon our ability to continue to achieve a growing level of market acceptance of our newer products such as the Triage Cardiac Panel, Triage Cardio ProfilER and the Triage BNP Test, as well as our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant additions in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

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

The Triage BNP Test may encounter significant competition from products to be developed and commercialized by companies with greater financial capital and resources

Product sales of our Triage BNP Test represented 57% of our product sales in the first quarter of 2003 and 38% of our product sales during the year 2002.  The Triage BNP Test is currently only one of two United States Food & Drug Administration, or FDA, cleared tests for use as an aid in the diagnosis of congestive heart failure.  Roche Diagnostics received its FDA clearance to market a product competitive  with our Triage BNP Test in November 2002.  Abbott Laboratories, Bayer Diagnostics and Shionogi  & Co., Ltd. have certain diagnostic rights to the BNP protein and we anticipate competition from these companies in the future.   These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future.  Scios, Inc., the licensor of the BNP technology and patents was acquired by Johnson & Johnson in April 2003.

Competition and technological change may make our products less attractive or obsolete.

The market in which we compete is intensely competitive.  Our competitors include:

•        companies making laboratory-based tests and analyzers

•        clinical reference laboratories; and

•        other rapid diagnostic test manufacturers.

Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories.  We expect that these laboratories will compete vigorously to maintain their dominance of the testing market. In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to tests performed by clinical reference laboratories or traditional hospital-based laboratory procedures.  This will require many physicians to change their established means of having such tests performed.  Our products may not be able to compete with the testing services provided by traditional laboratory services.

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

Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.  The success of our competitors, many of which have made substantial investments in competing technologies, or our failure to compete successfully, may prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

Our limited manufacturing experience and our potential inability to scale-up manufacturing may adversely affect our ability to produce products.

We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment or changes in our manufacturing processes has been, and may continue to be, required for the scaling-up of each new product prior to commercialization or in order to meet increasing customer demand once commercialization begins, and this work may not be completed successfully or efficiently.

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

We are dependent on key distributors and have limited direct distribution experience.  If any of our distributors’ relationships are terminated, or our distributors fail to adequately perform, our product sales will suffer.

We rely upon a key distributor alliance with Fisher for distribution of our products in the U.S. hospital market segment and may rely upon Fisher or other distributors to distribute products under development or our products in other market segments. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 88% of our product sales in the first quarter of 2003 and 87% of product sales in the full year 2002) and internationally by country-specific and regional distributors, as well as by our direct sales force.  The loss or termination of one or more of these distributors could have a material adverse effect on our sales.   The term of our distribution agreement with Fisher expires on December 31, 2003 and automatically renews for an additional two years unless a notice of non-renewal is delivered by either company.  We are in discussions with Fisher regarding options for a continued relationship.  Over the next few years, we anticipate transitioning the distribution of our products in some European countries to a direct sales and distribution basis.

If any of our distribution or marketing agreements are terminated and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we would have to invest in additional sales and marketing resources, including additional field account executives and field support resources, which would significantly increase future SG&A expenses.  Changes in the distribution of our products may also result in contract termination fees, disruption of our business, increased competition and lower product sales and operating profits.  We have limited experience in direct sales, marketing and distribution of our products.  Our direct sales, marketing and distribution efforts may not be successful.  Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all.  A failure to enter into acceptable distribution agreements or our failure to successfully market our products would have a material and adverse effect on us.

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

We rely upon LRE Technology Partners GmbH, or LRE, for production of the fluorometer that is used with our Triage MeterPlus platform products, which includes the Triage Cardiac Panel, Triage BNP Test and Triage TOX Drug Screen and other products currently under development.  If LRE is unable to manufacture sufficient quantities or quality of the Triage MeterPlus, this may adversely affect

• our sales and profit margins

• our ability to develop and manufacture products on a timely and competitive basis; or

• the timing of market introductions and subsequent sales of products incorporating the Triage MeterPlus.

Health care reform and restrictions on reimbursement may adversely affect our results.

In the United States, health care providers that purchase our products and other diagnostic products generally rely on third-party payors to reimburse all or part of the cost of the procedure.  Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for testing services.  In addition, the tests performed by public health departments, corporate wellness programs and other large volume users in the drug screening market are generally not subject to reimbursement.  Further, some health care providers utilize a managed care system in which providers contract to provide comprehensive health care for a fixed cost per patient.  We are unable to predict what changes will be made in the reimbursement methods utilized by third-party payors. We could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which our products are used.

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

The use of our products is affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations that provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.

Under CLIA quality control rules in effect from 1992 through 2002, laboratories using “unitized” test systems were in compliance with CLIA if they followed the manufacturers’ instructions for daily quality control, or QC, by relying on the internal controls built into unitized test systems, including our Triage products.

On April 24, 2003, a new CLIA rule regarding quality assessment and quality control requirements for clinical laboratories was implemented by the Centers for Medicare and Medicaid Services, or CMS.  In an April 25, 2003 notification of Department of Health & Human Service Regional Offices, CMS CLIA program management directed CLIA surveyors to not enforce the new, general quality control provisions of the rule that increase regulatory burden until final Interpretive Guidelines are published.   In the interim, CLIA surveyors are to inspect laboratories using the quality control guidelines in force from 1992 through 2002.

Future amendment of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

Our patents and proprietary technology may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

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

Our products and activities may be covered by technologies that are the subject of patents issued to, and patent applications filed by, others.  We have obtained licenses, and we may negotiate to obtain other licenses, for technologies patented by others.  Some of our current licenses are subject to rights of termination and may be terminated.  Our licensors may not abide by their contractual obligations and, as a result, may limit the benefits we currently derive from their licenses.  We may not be able to renegotiate or obtain licenses for technology patented by others on commercially reasonable terms, or at all.  We may not be able to develop alternative approaches if we are unable to obtain licenses and our current and future licenses may not be adequate for the operation of our business.  The failure to obtain, maintain or enforce necessary licenses or to identify and implement alternative approaches would prevent us from operating some or all of our business and would have a material adverse effect on us.

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

Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, that could result in substantial cost to us.  No assurance can be given that any patent application of others will not have priority over patent applications filed by us.

The legal proceedings to obtain patents and litigation of third-party claims of intellectual property infringement could require us to spend substantial amounts of money and could impair our operations.

We may become subject to patent infringement claims and litigation or interference proceedings conducted in the USPTO to determine the priority of inventions. We also may receive correspondence from other parties calling to our attention the existence of patents that they believe cover technology that is or may be incorporated in our products and products under development.  Some of this correspondence may include offers to negotiate the licensing of the patented technologies.  There can be no assurance that these matters would not result in litigation.

Litigation may be necessary to enforce any patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others.  Litigation related to these matters has in the past, and may in the future, result in material expenses to us and be a significant diversion of effort by our technical and management personnel, regardless of the outcome.  Litigation, if initiated, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products.  The outcome of litigation is inherently uncertain.  An adverse outcome in litigation or the failure to obtain a necessary license could subject us to significant liability and could prevent us from selling any or all of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products.  We are aware of several third-party patents that may relate to our technology.  There can be no assurance that we do not or will not infringe these patents, or other patents or proprietary rights of third parties.  In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborative partner to obtain a license in order to continue to manufacture or market the affected products and processes.  There can be no assurance that we or our collaborators would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all.  There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights.  ..

Long-lived and intangible assets may become impaired and result in an impairment charge

At March 31, 2003, we had approximately $24.7 million of leasehold improvements and equipment and $7.4 million of capitalized license rights.  The carrying amounts of these long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of March 31, 2003, we have approximately $3.9 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets not likely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

Changing facilities costs may negatively impact operating results

We are currently in escrow to purchase approximately 34.7 acres of land in San Diego for the relocation of our corporate headquarters, which would be adequate for our foreseeable future needs.  The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $95 million.  We are pursuing financing for a portion of the land purchase price and the subsequent building construction costs.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the first phase of construction to be completed in 2004.   We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

Additionally, in order to meet the increasing customer demand for our products, short-term investments in additional facility space and related leasehold improvements have been, and continue to be, made in order to increase our manufacturing capacity prior to our relocation to the new corporate headquarters.  Because of their short-term nature, these investments in additional facility space and related leasehold improvements may not be done as efficiently or cost effectively as longer-term investments or improvements.

The regulatory approval and compliance process is expensive, time consuming and uncertain.  As a result, we may not obtain required approvals or previously acquired approvals for the commercialization of our products may be rescinded.

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.  We are not able to commence marketing or commercial sales in the United States of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process.  Clearance or approval to commercially distribute new medical devices would generally be received in one of two ways.  We must obtain the FDA’s authorization through clearance of a 510(k) notification or approval of a pre-market approval, or PMA, application.

The 510(k) clearance process requires us to demonstrate that our new product is substantially equivalent to a medical device first marketed prior to May 1976.  We must submit data that supports our claim of substantial equivalence.  The FDA recently has been requiring more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data and other performance data. It generally takes from four to twelve months from submission to obtain 510(k) pre-market clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a device first marketed prior to May 1976 or that additional information is needed before a substantial equivalence determination can be made.  A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. The FDA may determine we must adhere to the more costly, lengthy and uncertain PMA application process.

For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.  We have made modifications to our products since receipt of initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k) notices describing the modifications and have received FDA clearance of those 510(k) notices. We made other modifications to some of our products that we believe do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit, or would not require us to submit, a new 510(k) notice for any of these modifications made to our products.  If the FDA requires us to submit a new 510(k) notice for any device modification, we may be prohibited from marketing the modified products until the 510(k) notice is cleared by the FDA.

A PMA application must be filed if a proposed device is not substantially equivalent to a medical device first marketed prior to May 1976.  A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval of a PMA application has been sought by other companies have never been approved for marketing.

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

We are subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement, or QSR, and Medical Device Reporting requirements and other applicable regulations. Changes in existing requirements or adoption of new laws or requirements could have a material adverse effect on our business, financial condition and results of operation. We may incur significant costs to comply with laws and regulations.

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

The Food and Drug Administration Modernization Act of 1997 makes changes to the device provisions of the FD&C Act and other provisions in the FD&C Act affecting the regulation of devices.  Among other things, the changes will affect the Investigational Device Exemption, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third-party review, and the dissemination of off-label information.  We cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of our products.  Any new legislation may impose additional costs or lengthen review times of our products.

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

Our future success depends in part on the continued service of our key technical, sales, marketing and executive personnel, and our ability to identify, hire and retain qualified personnel.  Competition for such personnel is intense and we may not be able to retain existing personnel or identify or hire additional personnel.  If we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products, and as a result, our business may be harmed.

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

Additionally, our purchases of Triage MeterPlus from LRE are denominated in Euros and sales of some products to some international customers are denominated in the local currency of customers.  We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of March 31, 2003, we had no outstanding forward exchange contracts.  Total receivables and payables denominated in foreign currencies as of March 31, 2003 were not material.

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this quarterly report.  Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our periodic SEC filings.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the Evaluation Date.

Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

3.(i)(1)	Restated Certificate of Incorporation of Biosite, as amended.
3.(ii)	Amended and Restated Bylaws of Biosite Incorporated.
4.1(2)	Form of Common Stock Certificate with rights legend.
99.1	Section 1350 Certification of Kim D. Blickenstaff, Chief Executive Officer
99.2	Section 1350 Certification of Christopher J. Twomey, Chief Financial Officer
10.34	Biosite Incorporated Executive Bonus Plan

(1)	Incorporated by reference to the exhibits of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(2)	Incorporated by reference to the exhibits of the same number to Biosite’s Registration Statement on Form S-1, No. 333-17657

(b)     Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

BIOSITE INCORPORATED

CHIEF EXECUTIVE OFFICER CERTIFICATION

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

Date: May 14, 2003
/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer,
Secretary and Treasurer

BIOSITE INCORPORATED

CHIEF FINANCIAL OFFICER CERTIFICATIONS

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

Date: May 14, 2003
/s/ Christopher J. Twomey
Christopher J. Twomey
Vice President, Finance and
Chief Financial Officer