Form 10-Q
period 2003-06-30
BIOSITE INC
filed 2003-08-05
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at July 25, 2003 was 15,480,084.

BIOSITE INCORPORATED

FORM 10-Q

Biosite® and Triage® are registered trademarks of Biosite Incorporated.  New Dimensions in Diagnosis ™, Cardio ProfilER™ and the Company’s logos are trademarks of Biosite Incorporated.

i

Part I.                                      Financial Information

ITEM 1.                             FINANCIAL STATEMENTS

BIOSITE INCORPORATED

Condensed Balance Sheets

(in thousands, except par value)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$21,205	$19,113
Marketable securities, available-for-sale	35,376	51,783
Accounts receivable, net	12,331	10,996
Inventories, net	24,196	12,295
Other current assets	8,356	4,574
Total current assets	101,464	98,761
Property, plant and equipment, net	48,894	19,864
Patents and license rights, net	7,211	7,899
Other assets	6,141	4,730
	$163,710	$131,254

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,130	$3,789
Accrued employee expenses	6,756	6,992
Income taxes and other current liabilities	3,878	5,055
Current portion of long-term obligations	3,239	2,224
Total current liabilities	19,003	18,060
Long-term obligations	9,899	5,253

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 40,000 shares authorized; 15,411 and 14,895 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	154	149
Additional paid-in capital	93,369	79,544
Unrealized net gain on marketable securities, net of related tax effect	253	385
Retained earnings	41,032	27,863
Total stockholders’ equity	134,808	107,941
	$163,710	$131,254

Note:                   The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Product sales	$43,776	$23,117	$82,871	$40,911
Contract revenue	922	1,838	1,768	2,692
Total revenues	44,698	24,955	84,639	43,603

Operating expenses:
Cost of product sales	13,638	7,107	27,472	12,754
Selling, general and administrative	13,563	7,844	25,003	13,903
Research and development	6,256	3,820	11,470	7,358
License and patent disputes	—	1,498	—	2,815
Total operating expenses	33,457	20,269	63,945	36,830

Operating income	11,241	4,686	20,694	6,773

Interest and other income, net	531	496	841	1,021

Income before provision for income taxes	11,772	5,182	21,535	7,794
Provision for income taxes	(4,570)	(2,058)	(8,367)	(3,036)

Net income	$7,202	$3,124	$13,168	$4,758

Net income per share:
• Basic	$0.47	$0.21	$0.87	$0.32
• Diluted	$0.43	$0.20	$0.80	$0.31

Shares used in calculating per share amounts:
• Basic	15,172	14,701	15,050	14,686
• Diluted	16,694	15,570	16,412	15,408

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$13,168	$4,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,635	2,150
Changes in operating assets and liabilities:
Accounts receivable	(1,335)	221
Inventory	(11,900)	(1,738)
Other current assets	(311)	(263)
Income taxes	(519)	1,650
Accounts payable	1,342	(269)
Other current liabilities	737	2,262
Net cash provided by operating activities	5,817	8,771

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	31,548	9,928
Purchase of marketable securities	(15,360)	(15,480)
Purchase of property, equipment and leasehold improvements	(32,288)	(3,321)
Patents, license rights, deposits and other assets	(1,821)	(904)
Net cash used in investing activities	(17,921)	(9,777)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	6,375	2,824
Principal payments under financing obligations	(715)	(1,179)
Proceeds from issuance of stock under stock plans, net	8,536	1,304
Net cash provided by financing activities	14,196	2,949

Increase in cash and cash equivalents	2,092	1,943

Cash and cash equivalents at beginning of period	19,113	13,011
Cash and cash equivalents at end of period	$21,205	$14,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$254	$220
Income taxes paid	$8,886	$1,386
Income tax benefit of disqualifying dispositions of stock	$5,283	$135

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

Certain amounts in the financial statements for the three and six months ended June 30, 2002 have been reclassified to conform to the presentation of the financial statements for the three and six months ended June 30, 2003.

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

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding – Shares used in calculating per share amounts - Basic	15,172	14,701	15,050	14,686
Net effect of dilutive common share equivalents using the treasury stock method	1,522	869	1,362	722
Shares used in calculating per share amounts – Diluted	16,694	15,570	16,412	15,408

3.          EMPLOYEE STOCK PLANS

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for our stock-based compensation.  Stock options issued to non-employees are recorded at their fair value as determined in accordance with FAS No. 123, Accounting for Stock-based Compensation, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services, and are periodically re-measured as the stock options vest.

Adjusted pro forma information regarding net income is required by FAS No. 123, and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  The weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 were $33.42 and $18.58, respectively.  The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002 were $31.72 and $17.53, respectively.  The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.24%	3.02%	2.37%	3.02%
Volatility	85%	87%	86%	87%
Dividend yield	0%	0%	0%	0%
Expected life of options	6.2 years	5.9 years	6.1 years	5.9 years

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the options’ vesting period.  Our adjusted pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income, as reported	$7,202	$3,124	$13,168	$4,758
Pro forma FAS 123 compensation expense	(5,981)	(4,422)	(11,280)	(8,784)
Adjusted pro forma net income (loss)	$1,221	$(1,298)	$1,888	$(4,026)
Adjusted pro forma basic net income (loss) per share	$0.08	$(0.09)	$0.13	$(0.27)
Adjusted pro forma diluted net income (loss) per share	$0.07	$(0.09)	$0.12	$(0.27)

The pro forma effects on net income for the three and six months ended June 30, 2003 and 2002 are not likely to be representative of the effects on reported net income or loss in future quarters or years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

4.          BALANCE SHEET INFORMATION

Net inventories consist of the following:

	June 30, 2003	December 31, 2002
	(in thousands)

Raw materials	$8,238	$4,474
Work-in-process	9,379	6,027
Finished goods	6,579	1,794
	$24,196	$12,295

5.          COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires the change in net unrealized gains or losses on marketable securities to be included in comprehensive income.  As adjusted, our comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income	$7,202	$3,124	$13,168	$4,758
Change in unrealized net gain (loss) on marketable securities, net of tax	(106)	148	(132)	(83)
Comprehensive income	$7,096	$3,272	$13,036	$4,675

6.          RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  We are required to adopt this provision for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Management is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on the Company’s results of operations and financial condition.

In December 2002, FAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, was issued.  FAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  FAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, FAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The transition and annual disclosure requirements of FAS No. 148 are effective immediately. The interim disclosure requirements are currently effective.  The adoption of FAS No. 148 did not have a material effect on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 did not have a material impact on our results of operations or financial condition.

In April 2003, FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued.  FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  FAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  FAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain pre-existing contracts.  The adoption of FAS No. 149 did not have a material impact on our results of operations or financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements that involve risks and uncertainties, including the extent to which our products and products under development are successfully developed and gain market acceptance; the impact of competition, including products competitive with our Triage® BNP Test, from diagnostic companies with greater capital and resources; manufacturing inefficiencies, capacity constraints, backlog or delays; regulatory changes, uncertainties or delays; changing market conditions and the other risks and uncertainties described in “Risk Factors” below and throughout our Annual Report on Form 10-K for the year ended December  31, 2002.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

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

Our products are principally sold to hospitals, which number approximately 5,000 in the United States.  To market our products we utilize a clinically astute direct sales team that focuses its efforts on larger centers with more than 200 beds.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  In July 2003, we signed a two-year distribution agreement with Fisher that extends the existing distribution relationship through December 31, 2005.  Sales to Fisher represented 91% of our product sales in the first half of 2003 and 87% of our product sales for the full year 2002. A direct field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we utilize a network of country-specific and regional distributors, as well as a small direct sales force.  In July 2003, we initiated a direct sales and distribution effort in France and over the next few years, we expect to transition the distribution of our products in some additional European countries to a direct sales and distribution basis.

Product sales for the first half of 2003 grew 103% over the same period of 2002.  This growth resulted largely from sales of our Triage BNP Test, which aids in the diagnosis of congestive heart failure, or CHF.  Sales of our Triage BNP Test represented 60% of our product sales in the first half of 2003, compared to 30% for the same period of 2002.  The test, which was launched domestically in 2001, was the first blood test available to aid in the detection of CHF and has benefited from a semi-exclusive position in the market.  We believe that the combination of innovation, medical relevance and semi-exclusivity has contributed to the commercial success of the Triage BNP Test and we seek to replicate this model for future products that we hope to commercialize.

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

Recent Developments

Physician Office Practices Distributor

In May 2003, we entered into a distribution relationship with PSS World Medical, Inc. to market our products to physician office practices.  Under the terms of the multi-year agreement, PSS World Medical’s physician business, Physician Sales & Service, or PSS, will be a distributor of the Triage BNP Test and other Biosite products to physician office practices in the United States.  In marketing our products, PSS is expected to use its 700 sales representatives, who serve physician offices in all 50 states.

Beckman Coulter BNP Test Agreement

In June 2003, we entered into an agreement with Beckman Coulter, Inc., or Beckman, under which Beckman would make and we would sell a b-type natriuretic peptide, or BNP, test for use on Beckman’s immunoassay systems.  The product is under development and is expected to be available in the first quarter of 2004, the BNP test will be sold worldwide through a combination of our direct and distributor sales forces.

New Corporate Headquarters Land Purchase

In June 2003, we completed the purchase of 17.7 usable acres of land, which will serve as the location for our new corporate headquarters.  The purchase price was $19.1 million.  We plan to complete the purchase of an additional 8.4 usable acres of adjacent land for $9.1 million in September 2003.

Fisher Distribution Agreement

In July 2003, we extended our distributorship relationship with Fisher, signing a distribution agreement that maintains our distribution relationship with them through the end of 2005.  The agreement provides Fisher with the right to continue distribution of our products into the U.S. hospital market. Additionally, Fisher will distribute our BNP test for use on Beckman’s immunoassay systems.

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

Intangible and Other Long-Lived Assets.  At June 30, 2003, we had approximately $62.2 million of long-lived assets, including $19.1 million of land, $5.8 million of leasehold improvements, $24.0 million of equipment and $7.2 million of capitalized license rights.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized over the lesser of their useful lives or the remaining lease term.  We lease nine buildings with leases that expire between December 2004 through December 2005.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights only includes estimated sales for products we are currently selling and does not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2003	2002	2003	2002

Cardiovascular products:
Triage BNP Test products	$27,801	$8,143	$49,983	$12,266
Triage Cardiac Panel and Cardio ProfilER products	5,014	4,193	10,385	7,620
Triage MeterPlus products	491	948	1,799	1,464

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	9,035	8,707	18,217	17,295
Triage Microbiology products	1,435	1,126	2,487	2,266
Total Product Sales	$43,776	$23,117	$82,871	$40,911

Product Sales. Product sales for the three and six months ended June 30, 2003 were $43.8 million and $82.9 million, respectively, representing increases of 89% and 103%, respectively, compared to $23.1 million and $40.9 million for the same periods of 2002. The increases in total product sales, as compared to the same periods in 2002, were primarily attributable to the growth in sales of our Triage BNP Test, one of our cardiovascular diagnostic products, of $19.7 million and $37.7 million, for the three and six months ended June 30, 2003, respectively.

Product sales in future quarters are subject to increase or decrease as we and our distributors attempt to adjust distributor inventories to targeted stocking levels.

Product sales of our cardiovascular products, consisting of our Triage Cardiac Panel, Triage BNP Test, Triage Cardio ProfilER and Triage MeterPlus, totaled $33.3 million and $62.2 million, respectively, for the three and six months ended June 30, 2003.  This represented increases of 151% and 191%, respectively, as compared to $13.3 million and $21.4 million, respectively, for same periods of 2002.  The cardiovascular product sales growth was primarily due to growth in sales volume of our Triage BNP Test.

The Triage BNP Test is currently one of three FDA-approved tests used as an aid in the diagnosis of congestive heart failure.  Bayer Diagnostics received FDA clearance to market its competitive product in June 2003 and Roche Diagnostics received FDA clearance in November 2002.  Shionogi  & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Abbott Laboratories has certain diagnostic rights to the BNP protein and we anticipate competition from this company and others in the future.  Competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.  Scios, Inc., the licensor of the BNP technology and patents, was acquired by Johnson & Johnson in April 2003.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, and Triage Microbiology products (i.e., Triage C. difficile Panel and Triage Parasite Panel) were $10.5 million and $20.7 million, respectively, for the three and six months ended June 30, 2003, as compared to $9.8 million and $19.6 million for same periods of 2002.  The increase in sales of these products was primarily due to an increase in sales volume of our Triage Drugs of Abuse Panel and Triage TOX Drug Screen.  We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.  The Triage TOX Drug Screen was launched in the United States in February 2002.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three and six months ended June 30, 2003 were $922,000 and $1.8 million, respectively, as compared to $1.8 million and $2.7 million, respectively, for the same periods of 2002.  Contract revenues recognized during the three and six months ended June 30, 2003 and 2002 consisted primarily of research funding.  We recognized $750,000 of research funding from our alliance with Medarex during each of the first two quarters of both 2003 and 2002.  Other contract revenues recognized during those periods of 2003 and 2002 included antibody fees, milestone payments and license fees.  The decrease in contract revenues for both the three and six months ended June 30, 2003 compared to the same periods of 2002 was due primarily to the grant of a non-exclusive license to a company for certain proprietary technology during the second quarter of 2002.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.5 million and $2.9 million for the three and six months ended June 30, 2003, respectively, compared to $1.3 million and $2.5 million, respectively, for the same periods of 2002.  These costs are included in research and development expenses.

Cost of Sales and Gross Profit From Product Sales. Gross profit from product sales for the three and six months ended June 30, 2003 were $30.1 million and $55.4 million, respectively, representing increases of 88% and 97%, respectively, compared to $16.0 million and $28.2 million for the same periods of 2002.  Gross profits increased primarily due to an overall increase in product sales.  The overall gross margin for the three and six months ended June 30, 2003 was 69% and 67%, respectively, compared to 69% for the same periods of 2002.  The decrease in the overall gross margin primarily resulted from the changing mix of our sales of products that have different gross margins and from inefficiencies experienced as we attempt to increase our manufacturing capacity by adding production shifts and implementing semi-automated and automated manufacturing equipment into the manufacturing processes.  Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse

Panel.  Sales of our cardiovascular products represented 76% and 75%, respectively, of our product sales for the three and six months ended June 30, 2003, compared to 57% and 52% for the same periods in 2002.

Although our gross profits may continue to grow, we expect that our overall gross margins may continue to decrease as a result of competitive pricing pressures and the changing mix of sales of products with different gross margins.  Our cardiovascular products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel due to the differences in the net sales prices of the products and as production efficiency issues are addressed.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses for the three and six months ended June 30, 2003 were $13.6 million and $25.0 million, respectively, representing increases of 73% and 80%, respectively, compared to $7.9 million and $13.9 million for the same periods of 2002.  The increases in SG&A expenses were primarily associated with the addition of sales, marketing, clinical education and technical service resources, expanded sales activities related to our broader product lines, additional marketing activities relating to new products, increased administrative resources and costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on financial performance.

We expect SG&A expenses in 2003 to continue to be higher than in 2002, as we have increased our sales, marketing, clinical education and technical service resources.  A significant portion of the 2002 increase in sales and field support resources occurred during the latter half of the year and is expected to contribute to the growth in 2003.  We also expect to expand our overall operations, including sales and marketing program activities for our new products and administrative support functions and infrastructure.  The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.

Research and Development Expenses. Research and development, or R&D, expenses for the three and six months ended June 30, 2003 were $6.3 million and $11.5 million, respectively, representing increases of 64% and 56%, respectively, compared to $3.8 million and $7.4 million for the same periods of 2002.  The increases in R&D expenses for the three and six months ended June 30, 2003 compared to the same periods of 2002 were primarily associated with increased employee expenses and supplies used in our R&D activities.  During the three and six months ended June 30, 2003 and 2002, our research and development resources were focused primarily on product development for potential new diagnostics for critical health conditions such as stroke, sepsis and acute coronary syndrome, the development of potential improvements to our existing products and manufacturing processes, and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery.

We expect R&D expenses in 2003 to continue to be higher than in 2002.  The increased expenditures will relate primarily to:

•                  product development efforts, including the potential development of diagnostic products for stroke, acute coronary syndrome and sepsis;

•                  clinical studies, including ones associated with potential diagnostic products for stroke and ones related to the exploration and validation of other potential uses for our Triage BNP Test;

•                  scale-up for potential new products;

•                  Biosite Discovery activities; and

•                  performance-based compensation resulting from the Company’s and employees’ performance versus its beginning of the year goals.

The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as the timing and progress of our R&D efforts.

License and Patent Disputes. Expenses associated with license and patent disputes incurred during the three and six months ended June 30, 2002 totaled $1.5 million and $2.8 million, respectively.  The expenses consisted primarily of legal costs related to our litigation with XOMA.  In September 2002, we announced that we resolved all outstanding disputes regarding patent and licensing issues with XOMA so as to permit each the freedom to operate its business.

Interest and Other Income, net. Interest and other income, net was $531,000 and $841,000, respectively, for the three and six months ended June 30, 2003, compared to $496,000 and $1.0 million for the same periods of 2002.  Interest and other income, net, for the first half of 2003, compared to the same period of 2002, decreased primarily due to lower interest income from our cash equivalents and marketable securities resulting from an overall decline in interest rates, offset by additional interest income from higher average balance of cash and marketable securities.  We may experience lower interest income in future periods due to lower average cash equivalents and marketable securities balances than prior periods and lower overall interest rates.

Provision for Income Taxes. As a result of the pre-tax income and the estimated tax credits to be generated in 2003, we recorded a provision for income taxes of $8.4 million for the first half of 2003.  For the same period in 2002, we recorded a provision for income taxes of $3.0 million. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income.  As of June 30, 2003, we had cash, cash equivalents and marketable securities of approximately $56.6 million compared to $70.9 million as of December 31, 2002.

The decrease in cash, cash equivalents and marketable securities during the first half of 2003 was largely attributable to the use of $18.4 million of cash to purchase the first portion of land to be used for our new corporate headquarters.  A previously paid escrow deposit of $677,000 was applied to the purchase price.  We intend to complete the purchase of an additional 8.4 acres of adjacent land later this year for $9.1 million, including the application of our remaining escrow deposit of $322,000. Other significant uses of cash include expenditures for leasehold improvements and capital equipment of $13.9 million.  Sources of cash during the first half of 2003 included cash generated from operating activities of $5.8 million, proceeds from the issuance of common stock under our stock plans of $8.5 million and proceeds from equipment financing of $6.4 million.  The primary contributor to cash generated from operating activities was our net income for the six months ended June 30, 2003 of $13.2 million.  Cash generated from operating activities also included increases in current liabilities totaling approximately $2.1 million and non-cash expenses such as depreciation and amortization of $4.6 million, offset by increases in accounts receivable of $1.3 million and inventory of $11.9 million.  During the three months ended June 30, 2003, we were able to increase our manufacturing capacity by utilizing additional manufacturing areas and equipment and by working extended shifts.  This enabled us to increase our Triage BNP Test inventory at Fisher to the levels agreed to under our new distribution agreement with Fisher.  In addition, we were able to internally establish an appropriate level of devices and subassemblies necessary to allow for short-term increases in demand and to allow for manufacturing downtime over the next year to accommodate installation, testing and validation of automated and semi-automated manufacturing equipment in our production processes.  As a result of these changes in inventory, we were able to reduce our extended shifts during the month of July.  In addition, we have increased our inventories of Triage meters in anticipation of increased demand in the physician office market.

The increase in cash, cash equivalents and marketable securities during the first half of 2002 was largely attributable to cash generated from operating activities of $8.8 million.  The cash generated from operating activities included net income of $4.8 million,  increases in income taxes payable, account payable and accrued liabilities totaling approximately $3.6 million and non-cash expenses such as depreciation and amortization of $2.1 million offset by increases in inventory of $1.7 million.   Other sources of cash included the receipt of $2.8 million in proceeds from equipment financing and proceeds from the issuance of stock under our employee stock plans of $1.3 million.  Significant uses of cash during the first half of 2002 included expenditures for leasehold improvements and capital equipment of $3.3 million and principal payments under equipment financing debt arrangements of $1.2 million.

Our primary short-term needs for capital, which are subject to change, are for the payment related to the second closing of escrow to purchase land to construct our new corporate facility, support of our commercialization efforts related to our products, including expansion of our direct sales force and field support resources, improvements in our manufacturing capacity and efficiency, facility expansion, new product development, clinical trials, and the continued advancement of research and development efforts.  We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies.  We may enter into additional licensing agreements that may include up-front and annual cash payments, milestone payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

We are also addressing our future facilities expansion needs. In June 2003, we completed the first of a two-part escrow closing to purchase land for the construction and relocation of our new corporate headquarters.  In the first escrow closing, we purchased 17.7 usable acres for approximately $19.1 million.  The second escrow closing for the remaining 8.4 usable acres of adjacent land is scheduled to occur on September 30, 2003, and will require that we pay an additional $8.7 million.  We are pursuing financing for a portion of the land purchase price and the subsequent building construction costs.  We may not be able to obtain financing on commercially reasonable terms or at all.  The new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase is expected to commence in August and will provide us with approximately 350,000 square feet of space.  The total land and construction cost of the first phase is estimated to be approximately $95 million.  We expect the first phase of construction to be completed in the fourth quarter of 2004 and do not anticipate expanding our operations to the new facility prior to then.  We may decide to seek additional capital to fund the purchase and construction of this new facility.  Expanding into a new facility has, and will continue to, result in both cash expenditures, for the purchase of the land and construction costs, that would be partially reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.  We believe that the occupancy and financing costs of the new facility should impact our net income and earnings per share more favorably than other facilities expansion options such as leasing additional space adjacent to our current corporate headquarters.

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

We have reported consecutive quarterly operating profits since the third quarter of 1999 after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future.  We may not be able to maintain profitability in the future.  We believe that our future operating results may be subject to quarterly and annual fluctuations due to a variety of factors, including:

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

•                        manufacturing inefficiencies, capacity constraints, backlog or delays

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

We are dependent on the market acceptance of our existing products and products under development for revenue growth and profitability.

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

•                       reliable, cost-efficient, high volume manufacturing capacity;

•                       a cost-effective sales force, implementation and customer support resources and administrative infrastructure;

•                       an effective product distribution system for our products; or

•                       appropriate strategies or tactics to address competitors of our products,

market acceptance of our products may not meet our expectations and our profitability may suffer.  Unanticipated acceleration of customer demand for our products has and may result in inefficiencies or constraints related to our manufacturing, sales force, implementation resources and administrative infrastructure.  Such inefficiencies or constraints may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.

In June 2003, we entered into an agreement with Beckman under which Beckman would make and we would sell a BNP test for use on Beckman’s immunoassay systems.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of this product.  Additionally, we may not be effective in marketing and selling this new product to users of Beckman’s systems.

Additionally, we are making significant investments in research and development of potential new products, including the development of a diagnostic products for stroke and sepsis, and expanded uses of our existing products.  We are also making significant investments in processes, leasehold improvements and equipment to improve our manufacturing efficiency and capacity.  Our revenue growth and profitability are impacted by these investments.  We are required to undertake time-consuming and costly development activities and seek regulatory approval for potential new products and for the potential new uses of existing products.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  Additionally, we may not be effective in marketing and selling new products to users, especially those in markets where we have limited experience.  We will be harmed if we are unable, for technological or other reasons, to:

•            complete development of new products, processes, leasehold improvements or equipment in a timely manner or at all;

•            complete appropriate clinical studies to validate the use of potential new products or expanded use of existing products;

•            implement or scale-up manufacturing effectively or efficiently;

•            receive approval or clearance for marketing a new product for an intended use or an existing product for an alternative use; or

•            gain a significant level of market acceptance for a new product or expanded uses of existing products.

The successful development of some of these new products will depend on the development of new technologies.  Also, products that appear promising during product development and preclinical studies may not demonstrate acceptable clinical trial results, or other companies or people have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell it on reasonable terms, or at all.

The Triage BNP Test may encounter significant competition from products developed and commercialized by companies with greater financial capital and resources.

Product sales of our Triage BNP Test represented 60% of our product sales in the first half of 2003 and 38% of our product sales during the full year 2002.  The Triage BNP Test is currently one of three United States Food & Drug Administration, or FDA, cleared tests for use as an aid in the diagnosis of congestive heart failure.  Bayer Diagnostics received FDA clearance to market its competitive product in June 2003 and Roche Diagnostics received FDA clearance in November 2002.  Shionogi  & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Abbott Laboratories has certain diagnostic rights to the BNP protein and we anticipate competition from this company and others in the future.  These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future.  Scios, Inc., the licensor of the BNP technology and patents, was acquired by Johnson & Johnson in April 2003.

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

In addition, companies with a significant presence in the diagnostic market, such as:

•                       Abbott Laboratories;

•                       Dade Behring;

•                       Roche Diagnostics; and

•                       Bayer Diagnostics,

have developed or are developing diagnostic products that do or will compete with our products.  These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us.  Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic.  In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. We utilize long-term contracts with some of our customers as a method of defending against competition.  Such contracts are of varying terms and expiration dates.  Expiring contracts may not be renewed and long-term contracts may not be acceptable to new customers, which could harm our competitive strategy.

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

Our limited manufacturing experience and our potential inability to scale-up manufacturing may adversely affect our ability to produce products and increase our research and development expenses

We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs.  Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment or changes in our manufacturing processes have been, and may continue to be, required for the scaling-up of each new product prior to commercialization or in order to meet increasing customer demand once commercialization begins, and this work may not be completed successfully or efficiently.

In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these products may require the development of new manufacturing technologies and expertise.  These products may not be able to be manufactured by us or any other party at a cost or in quantities to make these products commercially viable.  If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, our ability to conduct pre-

clinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of new development programs, which would have a material adverse effect on us.

Manufacturing and quality problems have arisen and may continue to arise as we attempt to scale-up our manufacturing capacity and implement automated and semi-automated manufacturing methods.  For instance, we have experienced problems with third-party contractors that work with us in connection with our development of automated and semi-automated manufacturing equipment and we continue to rely on third parties for the manufacture of much of our automated and semi-automated manufacturing equipment.  Consequently, scale-up and implementation of automated and semi-automated manufacturing methods may not be achieved in a timely manner or at a commercially reasonable cost, or at all.  In addition, we continue to make significant investments to improve our manufacturing processes and to purchase manufacturing equipment that may not yield the improvements that we expect.  Unanticipated acceleration or deceleration in customer demand for our products has and may continue to result in production inefficiencies or manufacturing constraints.  Our manufacturing facilities and those of our contract manufacturers are, or will be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies and these facilities are also subject to Quality System Regulations requirements of the FDA.  We, or our contractors, may not satisfy such regulatory requirements, and any failure to do so would have a material adverse effect on us.

We are dependent on key distributors and have limited direct distribution experience.  If any of our distributors’ relationships are terminated, or our distributors fail to adequately perform, our product sales will suffer.

We rely upon a key distributor alliance with Fisher for distribution of our products in the U.S. hospital market segment and may rely upon Fisher or other distributors to distribute products under development or our products in other market segments. All of our products are currently marketed pursuant to distribution agreements in the U.S. hospital market segment by Fisher (which accounted for 91% of our product sales in the first half of 2003 and 87% of product sales in the full year 2002), in U.S. physician office practices by PSS and internationally by country-specific and regional distributors, as well as by our direct sales force.  The loss or termination of one or more of these distributors could have a material adverse effect on our sales.  In July 2003, we signed a two-year distribution agreement with Fisher that extends our distribution relationship through December 31, 2005.  In July 2003, we initiated a direct sales and distribution effort in France and over the next few years, we anticipate transitioning the distribution of our products in some additional European countries to a direct sales and distribution basis.

If any of our distribution or marketing agreements are terminated and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we would have to invest in additional sales and marketing resources, including additional field account executives and field support resources, which would significantly increase future SG&A expenses.  Changes in the distribution of our products may also result in contract termination fees, disruption of our business, increased competition and lower product sales and operating profits.  We have limited experience in direct sales, marketing and distribution of our products.  Our direct sales, marketing and distribution efforts may not be successful.  Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all.  A failure to enter into acceptable distribution agreements or our failure to successfully market our products would have a material adverse effect on us.

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

For example, we rely upon LRE Technology Partners GmbH, or LRE, for production of the fluorometer that is used with our Triage MeterPlus platform products, which includes the Triage Cardiac Panel, Triage BNP Test and Triage TOX Drug Screen and other products currently under development.  If LRE is unable or unwilling to manufacture sufficient quantities of quality Triage MeterPlus units, this may adversely affect:

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others or to obtain licenses to such proprietary rights.  Our patent applications may not result in the issuance of any patents.  Additionally, our patent applications may not have priority over others’ applications, or, if issued, our patents may not offer protection against competitors with similar technology.  Any patents issued to us may be challenged, invalidated or circumvented in the future and the rights created thereunder may not provide a competitive advantage.  Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, from time to time, we participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, that could result in substantial cost to us.  We may also participate in similar proceedings in foreign jurisdictions.  No assurance can be given that any patent application of others will not have priority over patent applications filed by us, which could prevent us from selling any or all of our products.

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

Litigation may be necessary to enforce any patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others.  Litigation related to intellectual property matters has in the past, and may in the future, result in material expenses to us and be a significant diversion of effort by our technical and management personnel, regardless of the outcome.  Litigation, if initiated, could seek to recover damages as a result of any sales of the products subject to the litigation and to enjoin further sales of such products.  The outcome of litigation is inherently uncertain.  An adverse outcome in litigation or the failure to obtain a necessary license could subject us to significant liability and could prevent us from selling any or all of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Long-lived and intangible assets may become impaired and result in an impairment charge.

At June 30, 2003, we had approximately $62.2 million of long-lived assets, including $19.1 million of land, $29.8 million of leasehold improvements and equipment and $7.2 million of capitalized license rights.  The carrying amounts of these long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of June 30, 2003, we had approximately $3.9 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets not likely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

•                       seasonal or unanticipated changes in customer demand

•                       regulatory changes, uncertainties or delays

•                       the costs, timing and effectiveness of further expansion of sales, marketing and manufacturing activities and resources, expansion of our manufacturing capacity and Biosite Discovery activities and our facilities expansion needs, including the construction of our new corporate headquarters

•                       competition, including products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources

•                       the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues

•                       the enforcement, defense and resolution of license and patent disputes

•                       the timing and results of research and development efforts, including clinical studies and regulatory actions regarding our potential products

•                       changes in third-party reimbursement policies; and

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

Changing facilities costs may negatively impact our operating results.

In June 2003, we completed the first of a two-part escrow closing to purchase land for the construction and relocation of our new corporate headquarters.  In the first escrow closing, we purchased 17.7 usable acres for approximately $19.1 million.  The second escrow closing for the remaining 8.4 acres of usable land is scheduled to occur on September 30, 2003, and will require us to make an additional payment of $8.7 million.  We expect the new headquarters will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $95 million.  We are pursuing financing for a portion of the land purchase price and the subsequent building construction costs.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the first phase of construction to be completed in the fourth quarter of 2004 and do not anticipate expanding our operations to the new facility prior to then.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

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

Delays in the conduct or completion of our clinical trials or the analysis of the data from our clinical trials may result in delays in our planned filings for regulatory approvals, and may adversely affect our ability to commercialize our products.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us or regulatory authorities to delay or suspend our ongoing clinical studies, delay or suspend planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies. If the results of our ongoing or planned clinical studies for our potential products are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies, we may not be able to commence marketing or commercial sales of products when we expect.

Any of the following could delay the completion of our ongoing and planned clinical studies:

•                       ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•                       delays in enrolling volunteers;

•                       lower than anticipated retention rate of volunteers in a clinical trial;

•                       unexpected results of clinical studies;

•                       insufficient supply or deficient quality of materials necessary for the performance of clinical trials; or

•                       difficulties in coordinating clinical trial activities with third party clinical trial sites.

The regulatory approval and compliance process is expensive, time consuming and uncertain.  As a result, we may not obtain required approvals or previously acquired approvals for the commercialization of our products may be rescinded.

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act, or the FD&C Act, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.  We are not able to commence marketing or commercial sales in the United States of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process.  Clearance or approval to commercially distribute new medical devices would generally be received in one of two ways.  We must obtain the FDA’s authorization through either clearance of a 510(k) notification or approval of a pre-market approval, or PMA, application.

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

We entered into agreements with clinical and commercial collaborators for the development, clinical evaluation and marketing of products. The agreements are subject to rights of termination and may be terminated.  Our collaborators may not abide by their contractual obligations and may discontinue or sell their current lines of business.  The research for which we receive or provide funding may not lead to the development of products.  We intend to enter into additional development and marketing agreements.  We may not be able to enter into agreements on acceptable terms, or at all.

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

Our future success depends in part on the continued service of our key technical, sales, marketing and executive personnel, and our ability to identify, hire and retain qualified personnel.  Competition for such personnel is intense and involves factors such as compensation, equity incentives, work culture, organization and direction.  We may not be able to retain existing personnel or identify or hire additional personnel.  If we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products, and as a result, our business may be harmed.

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

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

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

Additionally, our purchases of Triage MeterPlus from LRE are denominated in Euros and sales of some products to some international customers are denominated in the local currency of customers.  We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of June 30, 2003, we had no outstanding forward exchange contracts.  Total receivables and payables denominated in foreign currencies as of June 30, 2003 were not material.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the CEO and CFO concluded that, as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our periodic SEC filings.  There was no change in our internal controls over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2003, the Company held its Annual Meeting of Stockholders.  As of April 25, 2003, the record date, 14,986,006 shares were entitled to vote at the Annual Meeting.  Of these 14,986,006 shares, 74,296 were not voted.  The following actions were taken at the annual meeting.

1.               The following Class III Directors were elected:

a.               Kim D. Blickenstaff.  14,807,262 shares voted in favor of the nominee, 104,448 shares withheld their vote;

b.              Kenneth F. Buechler, Ph.D.  14,807,262 shares voted in favor of the nominee, 104,448 shares withheld their vote;

c.               The following directors continue in office for their existing terms:

Lonnie M. Smith

Timothy J. Wollaeger

Anthony DeMaria, M.D.

Howard E. Greene Jr.

2.               A proposal was approved to amend the Company’s Restated Certificate of Incorporation, as amended, to (i) increase the total number of shares authorized for issuance from 30,000,000 to 45,000,000 and (ii) increase the number of shares of Common Stock authorized for issuance from 25,000,000 to 40,000,000.  14,447,372 shares were voted in favor of the proposal, 444,281 shares were voted against the proposal and 20,057 shares abstained;

3.               A proposal was approved to amend and restate the 1996 Stock Incentive Plan of Biosite Incorporated to, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 700,000 shares.  5,418,821 shares were voted in favor of the proposal, 4,542,891 shares were voted against the proposal, 45,543 shares abstained and 4,978,751 shares were not voted (includes broker non-votes);

4.               A proposal was approved to amend and restate the Employee Stock Purchase Plan of Biosite Incorporated to, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 250,000 shares.  9,520,601 shares were voted in favor of the proposal, 444,013 shares were voted against the proposal, 42,641 shares abstained and 4,978,751 shares were not voted (includes broker non-votes);

5.               The selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ended December 31, 2003 was ratified.  14,645,810 shares were voted in favor of the proposal, 244,799 shares were voted against the proposal and 21,101 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	3.(i)(1)	Restated Certificate of Incorporation.
	3.(i)(1)	Certificate of Amendment to the Restated Certificate of Incorporation.
	3.(i)(1)	Certificate of Designation of Rights and Preferences of Series A Participating Preferred Stock.
	3.(ii)	Certificate of Amendment to the Restated Certificate of Incorporation.
	3.(iii)(2)	Amended and Restated Bylaws.
	4.1	Form of Common Stock Certificate with rights legend.
	10.2(3) (A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated.
	10.5(4) (A)	Biosite Incorporated Amended and Restated Employee Stock Purchase Plan.
	10.34	Third Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated June 10, 2002.

10.35	Fourth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated January 24, 2003.
10.36	Fifth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated April 25, 2003.
10.37	Sixth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated May 27, 2003.
10.38	Seventh Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated June 16, 2003.
10.39*	Distribution Agreement between Biosite and PSS World Medical, Inc. dated May 13, 2003.
31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer
31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer
32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer
32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

	(1)	Incorporated by reference to the exhibit of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
	(2)	Incorporated by reference to exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
	(3)	Incorporated by reference to Exhibit 10.1 to Biosite’s Registration Statement on Form S-8, (No. 333-106565) filed June 27, 2003.
	(4)	Incorporated by reference to Exhibit C to Biosite’s Definitive Proxy Statement filed on April 30, 2003.
	(A)	Indicates management contract or compensatory plan or arrangement
	*	Confidential treatment has been requested for certain portions of this exhibit.

(b)	Reports on Form 8-K

On May 1, 2003, we filed a current report on Form 8-K, furnishing under Item 12. “Results of Operations and Financial Condition,” information relating to our financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2003	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)