Form 10-Q
period 2003-09-30
BIOSITE INC
filed 2003-11-10
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at
November 3, 2003 was 15,567,008.

BIOSITE INCORPORATED

FORM 10-Q

Biosite®, Triage® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated.  Cardio ProfilER™ and the Company’s logos are trademarks of Biosite Incorporated.

i

Part I.                                                              Financial Information

ITEM 1.                                                     FINANCIAL STATEMENTS

BIOSITE INCORPORATED

Condensed Balance Sheets

(in thousands, except par value)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$33,504	$19,113
Marketable securities, available-for-sale	31,138	51,783
Accounts receivable, net	12,445	10,996
Inventories, net	28,347	12,295
Other current assets	6,205	4,574
Total current assets	111,639	98,761
Property, plant and equipment, net	58,462	19,864
Patents and license rights, net	6,951	7,899
Other assets	3,836	4,730
	$180,888	$131,254

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,276	$3,789
Accrued employee expenses	7,266	6,992
Income taxes and other current liabilities	3,586	5,055
Current portion of long-term obligations	4,155	2,224
Total current liabilities	21,283	18,060
Long-term obligations	13,854	5,253

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 40,000 shares authorized; 15,562 and 14,895 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	156	149
Additional paid-in capital	97,981	79,544
Unrealized net gain on marketable securities, net of related tax effect	140	385
Retained earnings	47,474	27,863
Total stockholders’ equity	145,751	107,941
	$180,888	$131,254

Note:                   The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales	$41,412	$28,103	$124,283	$69,014
Contract revenue	1,358	823	3,126	3,515
Total revenues	42,770	28,926	127,409	72,529

Operating expenses:
Cost of product sales	14,493	8,728	41,965	21,482
Selling, general and administrative	12,435	8,975	37,438	22,878
Research and development	6,029	4,588	17,499	11,946
License and patent disputes	—	1,228	—	4,043
Total operating expenses	32,957	23,519	96,902	60,349

Operating income	9,813	5,407	30,507	12,180

Interest and other income, net	321	450	1,162	1,471

Income before provision for income taxes	10,134	5,857	31,669	13,651
Provision for income taxes	(3,691)	(2,189)	(12,058)	(5,225)

Net income	$6,443	$3,668	$19,611	$8,426

Net income per share:
• Basic	$0.42	$0.25	$1.29	$0.57
• Diluted	$0.38	$0.24	$1.18	$0.55

Shares used in calculating per share amounts:
• Basic	15,501	14,769	15,200	14,713
• Diluted	16,964	15,464	16,591	15,427

See accompanying notes.

BIOSITE INCORPORATED

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$19,611	$8,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,953	3,703
Changes in operating assets and liabilities:
Accounts receivable	(1,449)	(1,774)
Inventory	(16,052)	(2,891)
Other current assets	313	(195)
Income taxes	3,116	3,085
Accounts payable	2,487	2,042
Other current liabilities	956	4,894
Net cash provided by operating activities	15,935	17,290

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	39,317	17,642
Purchase of marketable securities	(19,080)	(28,440)
Purchase of property, equipment and leasehold improvements	(43,481)	(6,287)
Patents, license rights, deposits and other assets	(213)	(999)
Net cash used in investing activities	(23,457)	(18,084)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	11,881	2,824
Principal payments under financing obligations	(1,349)	(1,715)
Proceeds from issuance of stock under stock plans, net	11,381	1,583
Net cash provided by financing activities	21,913	2,692

Increase in cash and cash equivalents	14,391	1,898

Cash and cash equivalents at beginning of period	19,113	13,011
Cash and cash equivalents at end of period	$33,504	$14,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$429	$338
Income taxes paid	$8,986	$2,140
Income tax benefit of disqualifying dispositions of stock	$7,047	$234

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

Certain amounts in the financial statements for the three and nine months ended September 30, 2002 have been reclassified to conform to the presentation of the financial statements for the three and nine months ended September 30, 2003.

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

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding – Shares used in calculating per share amounts - Basic	15,501	14,769	15,200	14,713
Net effect of dilutive common share equivalents using the treasury stock method	1,463	695	1,391	714
Shares used in calculating per share amounts – Diluted	16,964	15,464	16,591	15,427

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

Adjusted pro forma information regarding net income is required by FAS No. 123, and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  The weighted average fair value of options granted during the three months ended September 30, 2003 and 2002 were $35.67 and $17.73, respectively.  The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002 were $31.85 and $17.56, respectively.  The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.05%	3.02%	2.39%	3.02%
Volatility	85%	87%	86%	87%
Dividend yield	0%	0%	0%	0%
Expected life of options	6.0 years	5.9 years	6.1 years	5.9 years

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the options’ vesting period.  Our adjusted pro forma information is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income, as reported	$6,443	$3,668	$19,611	$8,426
Pro forma FAS 123 compensation expense (net of tax)	(4,857)	(3,053)	(11,795)	(8,469)
Adjusted pro forma net income (loss)	$1,586	$615	$7,816	$(43)
Adjusted pro forma basic net income (loss) per share	$0.10	$0.04	$0.51	$(0.00)
Adjusted pro forma diluted net income (loss) per share	$0.10	$0.04	$0.47	$(0.00)

The pro forma effects on net income for the three and nine months ended September 30, 2003 and 2002 are not likely to be representative of the effects on reported net income or loss in future quarters or years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

4.               BALANCE SHEET INFORMATION

Net inventories consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)

Raw materials	$10,012	$4,474
Work-in-process	12,775	6,027
Finished goods	5,560	1,794
	$28,347	$12,295

5.               NEW CORPORATE COMPLEX

In June 2003, we completed the purchase of 17.7 usable acres of land, which will serve as the location for our new corporate complex designed to consolidate our administrative, manufacturing, marketing and research and development functions.  The purchase price of $19.1 million is included in Property, Plant and Equipment on the Balance Sheet at September 30, 2003.  In October 2003, we completed the second phase of the land purchase, closing escrow on an additional 8.4 usable acres of adjacent land for $9.1 million.

6.               COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires the change in net unrealized gains or losses on marketable securities to be included in comprehensive income.  As adjusted, our comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income	$6,443	$3,668	$19,611	$8,426
Change in unrealized net gain (loss) on marketable securities, net of tax	(113)	130	(245)	47
Comprehensive income	$6,330	$3,798	$19,366	$8,473

7.               RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  We are required to adopt this provision for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s results of operations and financial condition.

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

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements that involve risks and uncertainties, including the extent to which our products and products under development are successfully developed and gain market acceptance; the impact of competition, including products competitive with our Triage® BNP Test, from diagnostic companies with greater capital and resources; costs, risks and uncertainties in transitioning from using distributors for the sale and distribution of our products in certain international countries to a direct sales and distribution model; effectiveness in marketing our products in the physician office market; implementation of automated and semi-automated manufacturing methods; manufacturing inefficiencies, capacity constraints, backlog or delays; regulatory changes, uncertainties or delays; changing market conditions and the other risks and uncertainties described in “Risk Factors” below and throughout our Annual Report on Form 10-K for the year ended December  31, 2002.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

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

Our products are principally sold to hospitals, which number approximately 5,000 in the United States.  To market our products we utilize a clinically astute direct sales team that focuses its efforts on larger centers with more than 200 beds.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  In July 2003, we signed a two-year distribution agreement with Fisher that extends the existing distribution relationship through December 31, 2005.  Sales to Fisher represented 90% of our product sales in the first nine months of 2003 and 87% of our product sales for the full year 2002. In May 2003, we entered into a distributor relationship with PSS World Medical, Inc. to market our products to physician office practices.  PSS World Medical’s physician business, Physician Sales & Services, or PSS, distributes our products to physician office practices in the United States.  A direct field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we primarily utilize a network of country-specific and regional distributors, as well as utilize a direct sales force in certain countries.  During 2003, we initiated a direct sales and distribution effort in France and Germany and, over the next few years, we expect to transition the distribution of our products in some additional European countries to a direct sales and distribution basis.

Product sales for the first nine months of 2003 grew 80% over the same period of 2002.  This growth resulted largely from sales of our Triage BNP Test, which aids in the diagnosis of congestive heart failure, or CHF.  Sales of our Triage BNP Test represented 60% of our product sales in the first nine months of 2003, compared to 32% for the same period of 2002.  The test, which was launched domestically in 2001, was the first blood test available to aid in the detection of CHF and has benefited from a semi-exclusive position in the market.  We believe that the combination of innovation, medical relevance and semi-exclusivity has contributed to the commercial success of the Triage BNP Test and we seek to replicate this model for future products that we hope to commercialize.

The Triage BNP Test is currently one of three FDA-approved tests used as an aid in the diagnosis of congestive heart failure.  Bayer Diagnostics, or Bayer, received FDA clearance to market its competitive product in June 2003 and Roche Diagnostics received FDA clearance in November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Abbott Laboratories has certain diagnostic rights to the BNP protein and we anticipate competition from this company and others in the future.  During the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers desiring to utilize an automated immunoassay system to perform BNP testing.  Bayer and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.  Scios, Inc., the licensor of the BNP technology and patents, was acquired by Johnson & Johnson in April 2003.

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

Recent Developments

Beckman Coulter BNP Test

In June 2003, we entered into an agreement with Beckman Coulter, Inc., or Beckman, under which Beckman would manufacture and we would sell a b-type natriuretic peptide, or BNP, test for use on Beckman’s immunoassay systems.  In October 2003, we filed a 510(k) submission with the United States Food and Drug Administration, or FDA, seeking clearance to market the Triage BNP Test for use on Beckman immunoassay systems.  Subject to obtaining necessary regulatory approvals, we anticipate that the product will be available in the first quarter of 2004.  The BNP test would be sold worldwide through a combination of Biosite’s direct and distributor sales forces.

New Corporate Complex

In June 2003, we completed the purchase of 17.7 usable acres of land, which will serve as the location for our new corporate complex designed to consolidate our administrative, manufacturing, marketing and research and development functions.  The purchase price was $19.1 million.  In October 2003, we completed the second phase of the land purchase, closing escrow on an additional 8.4 usable acres of adjacent land for $9.1 million.  Construction of the complex commenced in October 2003.  We currently plan to finance the construction of the complex using a combination of debt financing and available cash balances.

Fisher Distribution Agreement

In July 2003, we extended our distribution relationship with Fisher, signing a distribution agreement that maintains our distribution relationship with Fisher through the end of 2005.  The agreement provides Fisher with the right to continue distribution of our products into the U.S. hospital market. Additionally, Fisher will distribute our BNP test for use on Beckman’s immunoassay systems, subject to our obtaining necessary regulatory approvals.

2002 Nonqualified Stock Incentive Plan

In October 2003, our Board of Directors reserved an additional 500,000 shares of Common Stock for issuance under the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan solely for use as inducement awards in connection with the recruitment of non-officer employees.

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

Intangible and Other Long-Lived Assets.  At September 30, 2003, we had approximately $69.2 million of long-lived assets, including $19.1 million of land, $8.3 million of leasehold improvements, $22.5 million of equipment and $7.0 million of capitalized license rights.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized over the lesser of their useful lives or the remaining lease term.  We lease nine buildings with leases that expire between December 2004 and August 2005.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights only includes estimated sales for products we are currently selling and does not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations

Product Sales.  Product sales by product family were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2003	2002	2003	2002

Cardiovascular products:
Triage BNP Test products	$24,331	$9,787	$74,314	$22,053
Triage Cardiac Panel and Cardio ProfilER products	5,060	5,923	15,445	13,543
Triage MeterPlus products	858	1,174	2,657	2,638

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	9,971	10,061	28,188	27,356
Triage Microbiology products	1,192	1,158	3,679	3,424
Total Product Sales	$41,412	$28,103	$124,283	$69,014

Product Sales. Product sales for the three and nine months ended September 30, 2003 were $41.4 million and $124.3 million, respectively, representing increases of 47% and 80%, respectively, compared to $28.1 million and $69.0 million for the same periods of 2002. The increases in total product sales, as compared to the same periods in 2002, were primarily attributable to the growth in sales of our Triage BNP Test, one of our cardiovascular diagnostic products, of $14.5 million and $52.3 million, for the three and nine months ended September 30, 2003, respectively.

Product sales of our cardiovascular products, consisting of our Triage Cardiac Panel, Triage BNP Test, Triage Cardio ProfilER and Triage MeterPlus, totaled $30.2 million and $92.4 million, respectively, for the three and nine months ended September 30, 2003.  This represented increases of 79% and 142%, respectively, as compared to $16.9 million and $38.2 million, respectively, for the same periods of 2002.  The cardiovascular product sales growth was primarily due to growth in sales volume of our Triage BNP Test.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, and Triage Microbiology products (i.e., Triage C. difficile Panel and Triage Parasite Panel) were $11.2 million and $31.9 million, respectively, for the three and nine months ended September 30, 2003, as compared to $11.2 million and $30.8 million for the same periods of 2002.  The increase in sales of these products for the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to an increase in sales volume of our Triage Drugs of Abuse Panel and Triage TOX Drug Screen.  We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.  The Triage TOX Drug Screen was launched in the United States in February 2002.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three and nine months ended September 30, 2003 were $1.4 million and $3.1 million, respectively, as compared to $823,000 and $3.5 million, respectively, for the same periods of 2002.  Contract revenues recognized during the three and nine months ended September 30, 2003 and 2002 consisted primarily of research funding.  We recognized $750,000 of research funding from our alliance with Medarex during each of the first three quarters of both 2003 and 2002.  Other contract revenues recognized during those periods of 2003 and 2002 included antibody fees, milestone payments and license fees.  The increase in contract revenues for the three months ended September 30, 2003 compared to the same period of 2002 was due primarily to the receipt of a $400,000 milestone payment related to a research and development contract during the third quarter of 2003.  The decrease in contract revenues for the nine months ended September 30, 2003 compared to the same period of 2002 was due primarily to the grant of a non-exclusive license to a company for certain proprietary technology during the second quarter of 2002.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.4 million and $4.2 million for the three and nine months ended September 30, 2003, respectively, compared to $1.3 million and $3.9 million, respectively, for the same periods of 2002.  These costs are included in research and development expenses.

Cost of Sales and Gross Profit From Product Sales. Gross profit from product sales for the three and nine months ended September 30, 2003 were $26.9 million and $82.3 million, respectively, representing increases of 39% and 73%, respectively, compared to $19.4 million and $47.5 million for the same periods of 2002.  Gross profits increased primarily due to an overall increase in product sales.  The overall gross margins for the three and nine months ended September 30, 2003 were 65% and 66%, respectively, compared to 69% for the same periods of 2002.  During 2003, in response to the rapid product sales growth trend for the Triage BNP Test, we made significant investments to expand our production capacity through the addition of production shifts, facility improvements, and implementation of automated and semi-automated equipment, in order to ensure our ability to satisfy anticipated customer demands and maintain customer satisfaction.  As a result of changes in sales expectations for the third and fourth quarters of 2003, we scaled back our production during the third quarter.  Consequently, our increased manufacturing costs were being spread over a smaller than anticipated sales volume, resulting in lower gross margins than the same period of 2002.  We do not expect to operate at full production capacity until mid-2004.  Additionally, the decreases in the overall gross margin resulted from the changing mix of our sales of products, which have different gross margins and from inefficiencies experienced as we increased our manufacturing capacity.  Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel.  Sales of our cardiovascular products represented 73% and 74%, respectively, of our product sales for the three and nine months ended September 30, 2003, compared to 60% and 55% for the same periods in 2002.

Although our gross profits may continue to grow, we expect that our overall gross margins may continue to decrease as a result of competition from diagnostic companies with greater financial capital and resources, competitive pricing pressures and the changing mix of sales of products with different gross margins.  Our cardiovascular products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel due to the differences in the net sales prices of the products and as production efficiency issues are addressed.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses for the three and nine months ended September 30, 2003 were $12.4 million and $37.4 million, respectively, representing increases of 39% and 64%, respectively, compared to $9.0 million and $22.9 million for the same periods of 2002.  The increases in SG&A expenses were primarily associated with the addition of sales, marketing, clinical education and technical service resources, expanded sales activities related to our broader product lines, additional marketing activities relating to new products, increased administrative resources and costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on financial performance.

We expect SG&A expenses in 2003 to continue to be higher than in 2002, as we have increased our worldwide sales, marketing, clinical education and technical service resources.  A significant portion of the 2002 increase in sales and field support resources occurred during the latter half of the year and is expected to contribute to the growth in 2003.  We also expect to expand our overall operations, including sales and marketing program activities for our new products and administrative support functions and infrastructure.  The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.

Research and Development Expenses. Research and development, or R&D, expenses for the three and nine months ended September 30, 2003 were $6.0 million and $17.5 million, respectively, representing increases of 31% and 47%, respectively, compared to $4.6 million and $11.9 million for the same periods of 2002.  The increases in R&D expenses for the three and nine months ended September 30, 2003 compared to the same periods of 2002 were primarily associated with increased employee expenses and supplies used in our R&D activities.  During the three and nine months ended September 30, 2003 and 2002, our research and development resources were focused primarily on product development for potential new diagnostics for critical health conditions such as stroke, dyspnea, acute coronary syndrome and sepsis, the development of a BNP test for use on the Beckman immunoassay systems, the development of potential improvements to our existing products and manufacturing processes, and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery.

We expect R&D expenses in 2003 to continue to be higher than in 2002.  The increased expenditures will relate primarily to:

•                  product development efforts, including the development of a BNP test for use on Beckman immunoassay systems, and the development of potential diagnostic products for stroke, dyspnea, acute coronary syndrome and sepsis;

•                  clinical studies, including studies associated with potential diagnostic products for stroke and ones related to the exploration and validation of other potential uses for our Triage BNP Test;

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

License and Patent Disputes. Expenses associated with license and patent disputes incurred during the three and nine months ended September 30, 2002 totaled $1.2 million and $4.0 million, respectively.  The expenses consisted primarily of legal costs related to our litigation with XOMA.  In September 2002, we announced that we resolved all outstanding disputes regarding patent and licensing issues with XOMA so as to permit each the freedom to operate its business.

Interest and Other Income, net. Interest and other income, net was $321,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2003, compared to $450,000 and $1.5 million for the same periods of 2002.  The decreases for the three and nine months ended September 30, 2003, compared to the same periods of 2002, were primarily due to lower interest income from our cash equivalents and marketable securities resulting from an overall decline in interest rates.  We may experience lower interest income in future periods due to lower average cash equivalents and marketable securities balances and lower overall interest rates than prior periods.

Provision for Income Taxes. As a result of the estimated pre-tax income and the estimated tax credits to be generated in 2003, we recorded a provision for income taxes of $12.1 million for the first nine months of 2003.  For the same period in 2002, we recorded a provision for income taxes of $5.2 million.  We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income.  As of September 30, 2003, we had cash, cash equivalents and marketable securities of $64.6 million compared to $70.9 million as of December 31, 2002.

The decrease in cash, cash equivalents and marketable securities during the first nine months of 2003 was largely attributable to the use of $18.4 million of cash for the first of a two part escrow closing to purchase land to be used for our new corporate complex, designed to consolidate administrative, manufacturing, marketing and research and development functions.  A previously paid escrow deposit of $678,000 was applied to the purchase price.  Other significant uses of cash include expenditures for leasehold improvements and capital equipment of $25.1 million, primarily for the expansion of our production capacity.  Sources of cash during the first nine months of 2003 included cash generated from operating activities of $15.9 million, proceeds from the issuance of common stock under our stock plans of $11.4 million and proceeds from equipment financing of $11.9 million.  The primary contributor to cash generated from operating activities was our net income for the nine months ended September 30, 2003 of $19.6 million.  Cash generated from operating activities also included increases in current liabilities totaling approximately $3.4 million and non-cash expenses such as depreciation and amortization of $6.9 million, offset by increases in accounts receivable of $1.4 million and inventory of $16.1 million.

The increase in cash, cash equivalents and marketable securities during the first nine months of 2002 was largely attributable to cash generated from operating activities of $17.3 million.  The cash generated from operating activities included increases in income taxes payable, account payable and accrued liabilities totaling approximately $10.0 million and non-cash expenses such as depreciation and amortization of $3.7 million offset by increases in accounts receivable of $1.8 million and inventory of $2.9 million.  Other sources of cash included the receipt of $2.8 million in proceeds from equipment financing and proceeds from the issuance of stock under our stock plans of $1.6 million.  Significant uses of cash during the first nine months of 2002 included expenditures for leasehold improvements and capital equipment of $6.3 million and principal payments under equipment financing debt arrangements of $1.7 million.

Our primary short-term needs for capital, which are subject to change, are for the payment related to the second closing of escrow to purchase land to construct our new corporate facility, continued expenditures related to the construction of our new corporate facility, support of our commercialization efforts related to our products, including expansion of our direct sales force and field support resources, establishing direct sales forces and infrastructure in certain international countries, improvements in our manufacturing capacity and efficiency, facility expansion, new product development, clinical trials, purchase of finished inventory, components and supplies, and the continued advancement of research and development efforts.  We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies.  We may enter into additional licensing agreements that may include up-front and annual cash payments, milestone payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

We are also addressing our future facilities expansion needs.  In June 2003, we completed the first of a two-part escrow closing to purchase land for the construction and relocation of our new corporate complex.  In the first escrow closing, we purchased 17.7 usable acres for approximately $19.1 million.  In October 2003, we completed the final part of the two-part escrow closing, purchasing an additional 8.4 usable acres of adjacent land for $9.1 million.  We are pursuing financing for a portion of the land purchase price and the subsequent building construction costs.  We may not be able to obtain financing on commercially reasonable terms or at all.  The new facility will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase of construction commenced in October 2003 and will provide us with approximately 350,000 square feet of space.  The total land and construction cost of the first phase is estimated to be approximately $95 million.  We expect the first phase of construction to be completed in the first quarter of 2005 and do not anticipate expanding our operations to the new facility prior to then.  We currently plan to finance the construction of the complex using a combination of debt financing and available cash balances..  Expanding into a new facility has, and will continue to, result in both cash expenditures, for the purchase of the land and construction costs, that would be partially reimbursed from loan proceeds if we are successful in obtaining financing, and an increase in occupancy costs.  We believe that the occupancy and financing costs of the new facility should impact our net income and earnings per share more favorably than other facilities expansion options such as renewing existing leases and leasing additional space adjacent to our current corporate headquarters.

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except for the potential funding requirement of a portion of the cost of our facility expansion plan.

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from that indicated from such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the SEC.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

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

We have reported consecutive quarterly operating profits since the third quarter of 1999 after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future.  We may not be able to maintain profitability in the future.  We believe that our future operating results may be subject to quarterly and annual fluctuations due to a variety of factors, including:

•                        competition, including products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources;

•                        regulatory approvals, market acceptance and sales execution of current or new products, including a BNP test for use on the Beckman immunoassay systems;

•                        our ability to market and sell products within the physician office market;

•                        changes in the mix of products sold;

•                        seasonal or unanticipated changes in customer demand;

•                        the timing and variability of significant orders;

•                        effectiveness in transitioning and operating a direct sales distribution model in certain international countries and expenses associated with these transitions;

•                        manufacturing inefficiencies, capacity constraints, backlog or delays;

•                        implementation of automated and semi-automated manufacturing methods;

•                        competitive pressures on average selling prices of our products;

•                        regulatory changes, uncertainties or delays;

•                        changes in reimbursement policies;

•                        costs, timing and effectiveness of further expansion of our sales force and field support resources

•                        whether and when new products are successfully developed and introduced by us;

•                        research and development efforts, including clinical trials and new product scale-up activities;

•                        ability to execute, enforce, maintain and attain milestones under license and collaborative agreements necessary to earn contract revenues;

•                        product recalls;

•                        shipment problems;

•                        enforcement, defense and resolution of license, patent or other contract disputes; and

•                        costs and timing associated with business development activities, including potential licensing of technologies.

Our operating results would also be adversely affected by a downturn in the market for our products or a slower than anticipated sales growth trend for our products.  Because we continue to increase our operating expenses to support our expanded sales and marketing activities, manufacturing operations and new product development, our operating results would be adversely affected if our sales and gross profits did not correspondingly increase or if our product development efforts are unsuccessful or subject to delays.  Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not achieve revenue growth or sustain profitability on a quarterly or annual basis and our growth or operating results may not be consistent with predictions made by securities analysts.

We are dependent on the market acceptance of our existing products and products under development for revenue growth and profitability.

We believe that our revenue growth and profitability will substantially depend upon our ability to continue to achieve a growing level of market acceptance of our newer products, such as the Triage Cardiac Panel, Triage Cardio ProfilER and the Triage BNP Test, and products currently under development, our effectiveness in transitioning and operating a direct sales and distribution model in certain international countries, as well as our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant additions in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

If we fail to plan, establish and maintain:

•                        reliable, cost-efficient, high volume manufacturing capacity;

•                        a cost-effective sales force, implementation and customer support resources and administrative infrastructure;

•                        an effective product distribution system for our products; or

•                        appropriate strategies or tactics to address competitors of our products,

market acceptance of our products may not meet our expectations and our profitability may suffer.  Unanticipated acceleration and deceleration of customer demand for our products has and may continue to result in inefficiencies or constraints related to our manufacturing, sales force, implementation resources and administrative infrastructure, which may harm our gross margins and overall financial results.  Such inefficiencies or constraints also may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.

If we do not successfully develop new products as currently planned, we may not recover our significant investments in those projects.

In June 2003, we entered into an agreement with Beckman under which Beckman would make and we would sell a BNP test for use on Beckman’s immunoassay systems.  In October 2003, we filed a 510(k) submission with the FDA seeking clearance to market the Triage BNP Test for use on Beckman immunoassay systems.  We may experience difficulties that could delay or prevent the successful development, FDA approval, introduction or market acceptance of this product.  Additionally, we may not be effective in marketing and selling this new product to users of Beckman’s systems.

Additionally, we are making significant investments in research and development of other potential new products, including the development of diagnostic products for stroke, dyspnea, acute coronary syndrome and sepsis, and expanded uses of our existing products.  The successful development of some of these new products will depend on the development of new technologies.  We are also making significant investments in processes, leasehold improvements and equipment to improve our manufacturing efficiency and capacity in anticipation of these new products.  In addition, we are making significant investments in our new corporate complex.  Our revenue growth and profitability are impacted by all of these investments.  We are required to undertake time-consuming and costly development activities and seek regulatory approval for potential new products and for the potential new uses of existing products.  Often, products that appear promising during product development and preclinical studies may not demonstrate acceptable clinical trial results, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  Additionally, we may not be effective in marketing and selling new products to users, especially those in markets where we have limited experience.  We will be harmed if we are unable, for technological or other reasons, to:

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

The Triage BNP Test encountered, and may continue to encounter, significant competition from products developed and commercialized by companies with greater financial capital and resources.

Product sales of our Triage BNP Test represented 60% of our product sales in the first nine months of 2003 and 38% of our product sales during the full year 2002.  The Triage BNP Test is currently one of three United States Food & Drug Administration, or FDA, cleared tests for use as an aid in the diagnosis of congestive heart failure.  Bayer received FDA clearance to market its competitive product in June 2003 and Roche Diagnostics received FDA clearance in November 2002.  Shionogi  & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Abbott Laboratories has certain diagnostic rights to the BNP protein and we anticipate competition from this company and others in the future.  During the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of accounts desiring to utilize an automated immunoassay system to perform BNP testing.  Bayer and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully against these companies and other competitors in the future.  Scios, Inc., the licensor of the BNP technology and patents, was acquired by Johnson & Johnson in April 2003.

Competition and technological change may make our products less attractive or obsolete.

The market in which we compete is intensely competitive.  Our competitors include:

•                        companies making laboratory-based tests and analyzers;

•                        clinical reference laboratories; and

•                        other rapid diagnostic test manufacturers.

Currently, the majority of diagnostic tests used by physicians and other health care providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems.  We expect that these laboratories will compete vigorously to maintain their dominance of the testing market.  To date, we have not sold any product for an automated testing system.  In order to achieve market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to automated tests traditionally performed by clinical reference laboratories or hospital-based laboratories.  This will require many physicians to change their established means of having such tests performed.  Our products may not be able to compete with the testing services provided by traditional laboratory services.

In addition, companies with a significant presence in the diagnostic market, such as:

•                        Abbott Laboratories;

•                        Bayer Diagnostics;

•                        Dade Behring;

•                        Ortho Clinical Diagnostics; and

•                        Roche Diagnostics,

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

Our limited manufacturing experience and our potential inability to scale-up manufacturing may adversely affect our ability to produce products and increase our research and development expenses.

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

We are dependent on key distributors and have limited direct distribution experience.  If any of our distribution relationships are terminated, or our distributors fail to adequately perform, our product sales will suffer.

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market segment and may rely upon Fisher or other distributors to distribute products under development or our products in other market segments.  Fisher accounted for 90% of our product sales in the first nine months of 2003 and 87% of product sales in the full year 2002.  We distribute products in the U.S. physician office practice market through PSS.  Internationally, we distribute products through country-specific and regional distributors, as well as by our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales.  In July 2003, we signed a two-year distribution agreement with Fisher that extends our distribution relationship through December 31, 2005.

If any of our distribution or marketing agreements are terminated and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we will have to invest in additional sales and marketing resources, including additional field account executives and field support resources, which would significantly increase future SG&A expenses.  Changes in the distribution of our products may also result in contract termination fees, transition related expenses, disruption of our business, increased competition and lower product sales and operating profits.  We have limited experience in direct sales, marketing and distribution of our products, either domestically or internationally.  Our direct sales, marketing and distribution efforts may not be successful.  Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all.  A failure to enter into acceptable distribution agreements or our failure to successfully market our products would have a material adverse effect on us.

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

We may not be successful in transitioning from the use of distributors in international markets to directly selling our products in those markets, which may result in lower product sales and higher expenses.

Until recently, we sold all of our products internationally through independent distributors.  Over the next few years, we anticipate transitioning the distribution of our products in some international countries to a direct sales and distribution model.  We transitioned to a direct sales and distribution model in France in July 2003 and we are making a similar transition in Germany in November 2003.  In any country in which we transition to a direct sales and distribution model, we will need to make investments in facilities, resources and personnel.  In addition, we will be assuming additional administrative expenses to manage our operations in those countries.  We may also incur expenses associated with the termination of our existing distribution arrangements in those countries.  We have limited experience in managing operations outside of the U.S. and in direct sales, marketing and distribution of our products in international markets.  If we are not successful in implementing direct sales and distribution in countries where we elect to do so, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

We are dependent on sole-source suppliers for our products.  A supply interruption would harm us.

Some key components and raw materials used in the manufacture of our products are provided by single-source vendors.  Any supply interruption in a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented and, as a result, would have a material adverse effect on us.  In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with our manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products.  We have under development products that, if developed, may require us to enter into additional supplier arrangements or implement alternative manufacturing processes.  We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all.  We also may not be able to implement alternative manufacturing processes that are effective and cost efficient, or at all.  Failure to obtain a supplier or the implementation of alternative processes for the manufacture of our future products, if any, would have a material adverse effect on us.

For example, we rely upon LRE Technology Partners GmbH, or LRE, for production of the fluorometer that is used with our Triage MeterPlus platform products, which includes the Triage Cardiac Panel, Triage Cardio ProfilER, Triage BNP Test and Triage TOX Drug Screen and other products currently under development.  If LRE is unable or unwilling to manufacture sufficient quantities of quality Triage MeterPlus units, this may adversely affect:

• our sales and profit margins;

• our ability to adequately service our existing customers and market our products to potential new customers;

• our ability to develop and manufacture products on a timely and competitive basis; or

• the timing of market introductions and subsequent sales of products in use with the Triage MeterPlus.

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

Legal proceedings to obtain patents and litigation of third-party claims of intellectual property infringement or relating to existing licenses could require us to spend substantial amounts of money and could impair our operations.

Litigation may be necessary to enforce any patents issued to us, to protect trade secrets or know-how owned by us, to determine the enforceability, scope and validity of the proprietary rights of others, or to enforce our rights under license and other intellectual property-related agreements.  Litigation related to intellectual property matters has in the past, and may in the future, result in material expenses to us and be a significant diversion of effort by our technical and management personnel, regardless of the outcome.  Litigation, if initiated, could seek to recover damages as a result of any sales of the products subject to the litigation and to enjoin further sales of such products.  The outcome of litigation is inherently uncertain.  An adverse outcome in litigation or the failure to obtain a necessary license could subject us to significant liability and could prevent us from selling any or all of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

At September 30, 2003, we had approximately $69.2 million of long-lived assets, including $19.1 million of land, $8.3 million of leasehold improvements, $22.5 million of equipment and $7.0 million of capitalized license rights.  In October 2003, we purchased an additional 8.4 usable acres of land at a purchase price of $9.1 million.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of September 30, 2003, we had approximately $3.9 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets not likely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•                        the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive;

•                        the timing and variability of significant orders;

•                        seasonal or unanticipated changes in customer demand;

•                        regulatory changes, uncertainties or delays;

•                        the costs, timing and effectiveness of further expansion of sales, marketing and manufacturing activities and resources, expansion of our manufacturing capacity and Biosite Discovery activities and our facilities expansion needs, including the construction of our new corporate complex;

•                        competition, including products competitive with our Triage BNP Test, from diagnostic companies with greater financial capital and resources;

•                        the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues;

•                        the enforcement, defense and resolution of license and patent disputes;

•                        the timing and results of research and development efforts, including clinical studies and regulatory actions regarding our potential products;

•                        changes in third-party reimbursement policies; and

•                        the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

The failure by us to raise capital on acceptable terms when needed would cause us to have to scale back our operations, reduce our work force and license or sell to others products we would otherwise seek to develop or commercialize ourselves.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Changing facilities costs may negatively impact our operating results.

In June 2003, we completed the first of a two-part escrow closing to purchase land for the construction of our new corporate complex.  In the first of a two-part escrow closing, we purchased 17.7 usable acres for approximately $19.1 million.  In October 2003, we purchased the remaining 8.4 usable acres of adjacent land for $9.1 million.  We expect the new complex will provide us with up to 800,000 square feet and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $95 million.  We currently plan to finance the construction of the complex using a combination of debt financing and available cash balances.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the first phase of construction to be completed in the first quarter of 2005 and do not anticipate expanding our operations to the new facility prior to then.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

Additionally, in order to meet the increasing customer demand for our products, short-term investments in additional facility space and related leasehold improvements have been, and continue to be, made in order to increase our manufacturing capacity prior to our relocation to the new corporate complex.  Because of their short-term nature, these investments in additional facility space and related leasehold improvements may not be done as efficiently or cost effectively as longer-term investments or improvements.

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

A PMA application must be filed if a proposed device is not substantially equivalent to a medical device first marketed prior to May 1976, or if otherwise required by the FDA.  A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical investigations, bench tests, laboratory and animal studies. The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval of a PMA application has been sought by other companies have never been approved for marketing.

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

Unanticipated acceleration and deceleration of customer demand for our products has and may continue to result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure.  Such constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.  Similarly, over-expansion or investments in anticipation of growth that does not materialize could harm our financial results and result in overcapacity.  For instance, we have made non-cancelable purchase commitments for certain inventory and product components.  Any such inventory or component that is not used when planned is subject to loss because of spoilage or obsolescence.

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

Additionally, our purchases of Triage MeterPlus from LRE are denominated in Euros and sales of some products to some international customers are denominated in the local currency of customers.  Fluctuations in the exchange rates associated with the applicable currencies could increase our manufacturing costs, decrease our expected revenues, or decrease our operating margins.  We have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of September 30, 2003, we had no outstanding forward exchange contracts.  Total receivables denominated in foreign currencies as of September 30, 2003 were approximately $1.0 million.  Total payables denominated in foreign currencies as of September 30, 2003 were approximately $2.6 million.  We also have certain purchase commitments for inventory and product components through 2004 that are denominated in foreign currencies, primarily Euros.

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

(a)               Exhibits

3.(i)(1)                            Restated Certificate of Incorporation.

3.(i)(1)                            Certificate of Amendment to the Restated Certificate of Incorporation.

3.(i)(1)                            Certificate of Designation of Rights and Preferences of Series A Participating Preferred Stock.

3.(ii) (2)                      Certificate of Amendment to the Restated Certificate of Incorporation.

3.(iii)(3)                      Amended and Restated Bylaws.

4.1(2)                                 Form of Common Stock Certificate with rights legend.

10.40                                   Eighth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated September 15, 2003.

10.41                                   Ninth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated October 9, 2003.

10.42(A)                 Biosite Incorporated Nonqualified Deferred Compensation Plan effective June 1, 2002.

10.43*                            Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2004.

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

(2)                                                Incorporated by reference to the exhibit of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(3)                                                Incorporated by reference to exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(A)                                            Indicates management contract or compensatory plan or arrangement.

*                                                       Confidential treatment has been requested for certain portions of this exhibit.

(b)              Reports on Form 8-K

On July 24, 2003, we filed a current report on Form 8-K, furnishing under Item 12. “Results of Operations and Financial Condition,” information relating to our financial results for the second quarter ended June 30, 2003.

On September 24, 2003, we filed a current report on Form 8-K, furnishing under Item 9. “Regulation FD Disclosure,” information relating to the revision of financial guidance for the third quarter and 2003 fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2003	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)