Form 10-K
period 2003-12-31
BIOSITE INC
filed 2004-03-12
CIK 834306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock, $.01 par value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes   ☒     No   ☐

The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on June 30, 2003 as reported on the Nasdaq National Market, was approximately $604,000,000.  Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission, or SEC, as of June 30, 2003.

As of March 1, 2004, there were 15,631,120 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from Registrant’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Registrant’s 2004 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

BIOSITE INCORPORATED

FORM 10-K

Biosite®, Triage®, Omniclonal® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated.  Cardio ProfilER™ and the Company’s logos are trademarks of Biosite Incorporated.  Beckman Coulter® is a registered trademark of Beckman Coulter, Inc.  This Annual Report on Form 10-K also contains trademarks and trade names of other companies.

i

PART I

Item 1.                    Business

Forward-looking Statements

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including the impact of competition, including products competitive with our Triage® BNP Test, from diagnostic companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors; the extent to which our products and products under development are successfully developed and gain market acceptance; manufacturing inefficiencies, capacity constraints, backlog or delays; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; potential contract disputes or patent conflicts; changing market conditions and the other risks and uncertainties under “Risk Factors” and throughout this Annual Report on Form 10-K.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Form 10-K.  We disclaim any intent or obligation to update these forward-looking statements.

Overview

Founded in 1988, Biosite® Incorporated is a leading provider of novel, rapid medical diagnostics that improve a physician’s ability to diagnose critical diseases and health conditions.  We believe that improvements in diagnosis of high-acuity diseases and conditions can help healthcare providers make better medical decisions, improve the quality of patient care and contribute to cost-effective medical treatment.  We focus on disease categories that are in need of improved diagnosis and monitoring.

Striving for sustained growth, we have adopted a strategy that encompasses the diagnostic continuum from protein validation to commercialized diagnostics.  Through combined expertise in diagnostic discovery and commercialization, we focus on large market opportunities, access potential markers of disease, identify proteins with high diagnostic utility, apply validated disease markers to testing platforms, bring products to market, and educate physicians and other clinicians on new approaches to diagnosis, thereby benefiting patients.  Underlying strengths that enable us to carry out this strategy include:

•                  expertise in rapid, high-capacity antibody development, enabling high throughput screening of potential diagnostic markers and cost-efficient development of high affinity antibodies for use in commercialized products;

•                  extensive knowledge of analyte cloning and synthesis, signaling chemistry and microcapillary fluidics, which has contributed to the successful invention of proprietary testing platforms;

•                  a track record for successfully moving novel diagnostic tests through the development pipeline and obtaining United States Food & Drug Administration, or FDA, clearance or approval;

•                  substantial professional interaction and collaboration with customers, clinical researchers and the medical community; and

•                  greater than 60% growth in both revenues and earnings over the past two years.

We currently have products in over 50% of U.S. hospitals.  In 2003, net revenues were $173.4 million, representing a 65% increase over 2002.  This growth resulted largely from increased sales of our Triage® BNP Test, which represented 61% of our total product sales in 2003.  The Triage BNP Test aids in the stratification of acute coronary syndrome patients and in the diagnosis and severity assessment of CHF, or CHF, a disease that affects nearly five million people in the United States.  This diagnostic, launched domestically in 2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market until the entry of direct competition in June 2003.  We believe that the combination of innovation, medical importance and semi-exclusivity has contributed to the success of the Triage BNP Test and we seek to replicate this model for future products we hope to commercialize.

From our inception through 2001, we focused on developing advanced, rapid medical diagnostics designed to accelerate diagnosis by providing accurate results in minutes.  After commercializing several of these diagnostics, our focus expanded to include the search for proprietary disease markers that could potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies, with whom we might collaborate.  To that end, we implemented a new approach to the discovery and validation of protein markers, such as BNP, which could serve as the basis for a pipeline of proprietary diagnostics.

In 1999, we launched Biosite Discovery, a research program dedicated to the identification and evaluation of targets with novel therapeutic and/or diagnostic applications.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies.  We also access targets via internal research and licensing programs.  Once protein targets are selected, we utilize our antibody development capabilities to develop immunoassays for these targets and then conduct high throughput screening using patient samples collected from clinical collaborators, often leading medical institutions.  This process, which we refer to as “marker mining,” enables us to determine which targets have diagnostic utility and are therefore disease “markers.”  It also allows us to explore interrelations among multiple markers.  If the diagnostic utility of a marker or panel of markers is established, the marker or panel is then assessed for commercialization potential, with high-value markers or panels added to our product development pipeline.

We believe Biosite Discovery represents a unique research approach within the diagnostics industry.  It is enabled largely by our expertise in antibody development, which has provided us with the ability to develop high volumes of high affinity antibodies that can be used to evaluate large numbers of marker candidates.  Additionally, we have the capacity to offer antibody development services to pharmaceutical and biotechnology companies seeking high affinity antibodies for use in their therapeutic pharmaceutical research.  In return, we seek to obtain diagnostic licenses to their targets.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.

Though relatively new, Biosite Discovery has already yielded results.  To date, we have identified and evaluated a novel panel of markers that can potentially be used to diagnose stroke.  In conducting this research, we identified more than 50 markers that appeared to be related to stroke.  Through our marker mining process, we narrowed those 50 markers to ones that are highly correlated with stroke.  We have selected six of those markers for our planned stroke diagnostic.  We initiated product development in the second half of 2001 and intend to conduct clinical studies in 2004 with the intention of submitting data to the FDA for potential market clearance to sell a stroke diagnostic.  Through Biosite Discovery, we also validated the utility of using b-type natriuretic peptide, or BNP, for the assessment of risk in acute coronary syndromes.  In 2002, we received FDA clearance for this application.  Currently, we are evaluating protein targets in various disease categories, including stroke, cardiovascular diseases, pulmonary disease and sepsis.

In selecting market opportunities, we primarily target large categories of disease that lack accurate or timely diagnostic methods.  Currently, we offer diagnostics for drug screening, heart attack, CHF, acute coronary syndromes, and certain bacterial and parasitic infections.  Our diagnostics are sold worldwide, primarily for use in hospitals and physician offices, the principal markets for our products.   The discovery of new disease markers and the extension of applications for existing products could lead us to expand our product sales into other healthcare market segments.

In selling our products, we work with individuals from a variety of areas within the hospital, including laboratory administrators, who are generally the primary purchasers, emergency room physicians, specialists, such as cardiologists and administrative management.   To market our products, we utilize a clinically astute direct sales team that focuses its efforts primarily on larger hospital centers with more than 200 beds and higher volume users of our products in smaller hospitals.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  In the physician offices market segment, we employ a small direct sales team and utilize Physician Sales and Service of PSS World Medical, Inc., or PSS, to distribute our products.  A field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.

Sales to Fisher represented 90% of our product sales in 2003.  Fisher reported to us that end-user sales of our products by Fisher were $184 million in 2003.  Fisher’s end-user sales are not directly comparable to our product sales because the quantities and timing of shipments from Biosite to Fisher may not match the quantities and timing of shipments from Fisher to the end-user hospitals.

Industry Background

Disease Markers

Human blood contains analytes, which includes thousands of proteins, peptides, enzymes, hormones and other molecules that can be measured by testing platforms.  A blood-borne molecule becomes a disease marker when its concentration can be interpreted to provide useful information about the presence or progress of a disease.  Most markers in clinical use signal disease when their concentrations rise above normal.  For example, above-normal concentrations of the following markers result in a positive disease diagnosis:

Marker	Disease
Glucose	diabetes
Prostate specific antigen	prostate cancer
Hepatitis surface antigen	hepatitis B
B-type natriuretic peptide, or BNP	CHF

On rare occasions, a single diagnostic company has enjoyed a period of market exclusivity for an important disease marker.  These proprietary disease markers have been among the most profitable products in the diagnostics industry, with sales revenues and gross margins comparable to modest-sized drugs.  In spite of these few successes, many marker discovery programs have not been productive for a variety of reasons including the lack of robust discovery platforms, narrow focus on single analyte testing, lack of commercial infrastructure and insufficient capital.

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

We believe that our “discovery to diagnostics” model is significantly different from discovery methods employed by other companies.  Some of our differentiating qualities include:

Rapid Antibody Development:  Generally, development of antibodies for use in research, diagnostics or therapeutics may take nine months or more.  Use of our proprietary process and expertise in rapid, antibody development can result in development of high affinity antibodies within three months.

High Throughput Capacity:  Because we utilize a highly efficient antibody technology and have automated the most significant liquid handling steps, we believe we currently have a high throughput capacity to develop high affinity antibodies.  With this high throughput capacity, we are able to generate antibodies to a substantial number of targets in a cost-efficient manner.  This permits us to take on significant discovery endeavors, such as our stroke program, to identify, evaluate and develop novel diagnostics.

Broad Disease Management Approach:  We focus on serious health problems that are in need of improved diagnosis and monitoring.  We collaborate with commercial companies and clinical institutions to collect large numbers of protein targets and clinically documented samples that can be studied for association with selected diseases.

Proven Commercialization Capability:  We have a track record of successfully moving novel diagnostics through the development pipeline, including the Triage BNP Test.  We commercialized the first portable fluorescence-based quantitative immunoassay platform and were the first to receive FDA clearance for a diagnostic for the measurement of BNP as an aid in the diagnosis of CHF.

Self-funded Program: We leverage development efficiencies to contain costs, and subsidize our discovery efforts with revenues generated from collaborations.

Testing Platforms

Generally, automated analyzers have been the preferred diagnostic testing platform in the in vitro diagnostics industry, and competition centers on improved cost-effectiveness, higher throughput and superior ability to precisely measure disease markers.  Testing platform development usually involves relatively low technical risk, and platforms are typically marketed to clinical laboratories that run tests, rather than to the physicians who order diagnostics.  Because there are a variety of automated analyzers for clinical laboratories to choose from and menus are typically not proprietary, competition is intense and the industry suffers from low margins compared to other medical devices.  Industry leaders tend to be those companies with low cost positions and the marketing mass to succeed with commodity product lines.

Within hospitals, diagnosis is typically accomplished through a battery of testing methods, including immunoassays.  Historically, the majority of immunoassay testing has been accomplished through a centralized process using large automated analyzers housed in the central laboratory.  These centralized immunoassay analyzers utilize automated liquid handling mechanisms and pipetting systems for reagent addition.  Modern centralized immunoassay analyzers are capable of storing and selecting multiple reagents for a variety of analytes, including drugs, hormones and cancer antigens. They also provide accurate and highly sensitive test results and help to simplify the performance of immunoassays.  Where testing using centralized immunoassay analyzers may meet hospitals’ routine testing needs, the use of centralized automation may lead to lengthy turnaround times to accommodate transport of the sample to the testing laboratory, time consuming sample preparation to obtain serum or plasma and delivery of results to the physician.   Additionally, centralized immunoassay analyzers require high volumes of sample throughput to justify the investment in equipment, training, staffing and other costs required to operate and support the systems.

In recent years, rapid testing methods that can be performed in minutes with minimal training have emerged to complement centralized automated testing.  Simple, rapid immunoassays are capable of detecting a single analyte marker with a color change that can be visually interpreted.  Formats such as dipsticks, test tubes and membrane test cartridges have been used to provide fast, non-instrument read results for conditions where a single analyte marker is present in high concentrations and where a simple yes/no non-numeric answer is clinically relevant.  Rapid color change test formats are widely available for drugs of abuse, pregnancy, strep throat and ovulation prediction.  Many of these tests utilize compact, portable testing platforms that enable testing to occur at the point-of-care.

We believe that significant market potential exists for rapid diagnostics with novel applications that are capable of precise quantitative measurement of single or multiple analytes.  Studies, including one published in the New England Journal of Medicine, have shown that rapid testing, including point-of-care testing, may help to reduce overall healthcare delivery costs and can improve patient outcomes by providing diagnosis in a reduced period of time, thereby minimizing the time to medical intervention.  Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both of which improve decision-making, which could limit unnecessary use of costly inpatient care. Quicker diagnosis of infectious agents can also permit earlier prescription of appropriate medications, potentially shortening the duration of illness.  Furthermore, the development of new diagnostics for diseases that lack accurate diagnostic could improve treatment and provide better outcomes.

We believe that rapid, point-of-care testing is optimal to significantly improve patient care and reduce healthcare costs, especially for acute conditions.  However, diagnostic needs and objectives vary from hospital to hospital.  Therefore, we have made our Triage BNP Test available on a centralized automated testing platform in addition to our existing rapid platform.  In June 2003, we announced an agreement under which Beckman Coulter, Inc.® would manufacture and we would commercialize a BNP test for Beckman Coulter’s centralized immunoassay systems.  The product, the Triage BNP Test for Beckman Coulter Immunoassay Systems, was granted clearance by the FDA in December 2003.  We began selling the product in Europe in December 2003 and in the United States in January 2004.  In the future, we may also choose to offer other products for use on centralized automated platforms.

Technology

Historically, we have invested significantly in research and development, exceeding traditional industry standards.  This investment has yielded several proprietary advances in the biological and physical sciences that serve as the basis for our diagnostic marker discovery platform and make practical the development and manufacture of rapid, accurate and cost-effective diagnostics.  Our products integrate our expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, signaling chemistry and microcapillary fluidics, each of which is described below.  By combining research capabilities in each of these areas, we create novel single and multi-analyte diagnostics that overcome the limitations of traditional diagnostic technologies and seek to address the significant unmet need for effective, real-time diagnostic information.

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

We believe that our internal antibody development capabilities allow rapid identification and development of antibodies with optimal specificity, affinity and stability characteristics.  We initially utilized hybridoma technology for the selection and production of our novel antibodies.  However, hybridoma technology has distinct disadvantages,  including the length of time required to develop antibody candidates, the higher costs associated with the use of this technology and the need to restart the antibody development process when unwanted characteristics such as cross reactivities are discovered.

We developed a proprietary process utilizing the phage display of antibodies, which enables faster and more efficient selection and production of antibodies than is possible using hybridoma technology.  The technology enables the high throughput generation of custom Omniclonal® antibody libraries containing genes encoding antibodies specific to the target analyte.  Omniclonal antibodies produced from such libraries can contain thousands of different antibodies that bind to a target analyte with high affinity.  High affinity refers to an antibody’s ability to bind tightly to targets, and is a highly desired attribute.  Monoclonal antibody candidates can be rapidly selected from an Omniclonal antibody library and produced in quantities sufficient for product development.  During the course of product development, unexpected antibody cross reactivities often require additional selection of antibodies to improve the assay specificity.  Unlike hybridoma technology, Omniclonal antibody libraries can rapidly provide additional antibody candidates in these circumstances.

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

Highly Sensitive Fluorescence Energy Transfer Dyes

Immunoassays require the attachment of a detectable label to an antibody or target analyte.  We developed a variety of labels for use in our products. For our qualitative tests, a visual label that produces color is attached to antibodies or analytes through either non-covalent or covalent chemical methods to provide yes/no results. For our meter platform products, we developed novel fluorescent dyes that are attached to antibodies or analytes using both noncovalent and covalent chemical means. Although fluorescence is a potentially powerful label for use in immunoassays, its potential has been limited by the lack of available dyes that are stable and have no sample interference, and by the requirement of a complex instrument for detection.  We have invented our own proprietary dyes which satisfy four criteria:

•                  they are usable with complex biological samples such as serum, plasma, and whole-blood;

•                  they are stable for the dating period of the product;

•                  they utilize fluorescence energy transfer, which results in a substantial phase shift away from background fluorescence in samples; and

•                  they are excited at near infrared wavelengths chosen to be compatible with inexpensive solid state components.

Microcapillary/Protein Array Technology

We developed proprietary technology to design, develop and manufacture protein arrays containing microcapillaries to control the flow of fluids in immunoassay processes.  The qualitative device format uses microcapillaries to draw fluids through a membrane that contains immobilized antibody zones for the detection of specific substances.  The protein array format uses several different microcapillary designs to control the contact of samples with reagents and to control the flow of fluid throughout the protein array.  When a sample is added to the protein array, a filter contained within the array separates blood cells from plasma, which capillary forces then direct into a chamber that contains dried immunoassay reagents.  After an incubation time that is determined by another microcapillary element of the array, the volume of sample that contacted the reagents flows down a capillary path that brings it into contact with an antibody array.  The binding of fluorescent reagents at the protein array is detected by an instrument and is related to the concentration of the substance being tested for in the sample.  We also developed the engineering capability to design unique microcapillary structures in plastic parts and to fabricate them in commercial scale quantities using injection molding processes.

Sample Handling

We developed proprietary technology relating to sample handling and preparation, including technology that allows whole-blood to be passively separated into its plasma component or to be passively lysed to release the target analyte.  We also developed technologies for the handling of stool samples that concentrate and purify the target analytes or organisms from solid stool materials.  In addition, we developed technologies that can be used to assay urine samples.

Commercialized Products

Our products are principally sold to hospitals, which number approximately 5,400 in the United States.  To market our products we utilize a direct sales team that focuses its efforts on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  Fisher distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  PSS distributes our product in U.S. physician offices.  A field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.

Triage MeterPlus

Our Triage MeterPlus is designed to provide rapid quantitative or qualitative results for immunoassays using urine, whole-blood, serum or plasma.  The Triage MeterPlus consists of a proprietary, compact, fluorescent meter that can be used in laboratories or at the point-of-care.  After a sample is applied to a Triage panel product, the panel is inserted into the meter, which is designed to automatically and simultaneously detect multiple analytes and display the numerical results on an electronic read-out.  The meter incorporates proprietary software in erasable, programmable, read-only memory (EPROM) chips, which are plugged into the meter.  This software allows a single meter to be used for performing different tests.  The software may also provide important information about the analyte being measured, such as normal or abnormal levels of a marker, which could then be used to diagnose disease or manage patient therapy.  In January 2004, we announced the commencement of a platform development program intended to miniaturize the Triage MeterPlus Platform.  The program is intended to yield a state-of-the-art testing platform with enhanced speed, accuracy and precision.

Triage BNP Test

CHF, also known as heart failure, is a chronic inability of the heart to maintain an adequate output of blood from one or both of its ventricles, resulting in congestion or swelling of certain veins or organs, and an inadequate blood supply to the body.  According to the American Heart Association, nearly five million people in the United States currently live with CHF.  With approximately 550,000 new cases diagnosed annually in the United States alone, CHF imposes a growing toll, in terms of disability and mortality.  In 2001, CHF contributed to 266,400 deaths, and hospital discharges for CHF increased 164% between 1979 and 2001.  The direct and indirect costs of CHF in the United States in 2004 are expected to exceed $28 billion.

The 2001 National Hospital Ambulatory Medical Care Survey suggests that each year approximately four million individuals visit emergency departments, or EDs, with complaints of shortness of breath or breathing difficulties.  Because many of these patients are among the elderly, a patient population subject to multiple overlapping diseases, physicians must consider several possible diagnoses.  Standard clinical diagnostic guidelines include the evaluation of patient history and symptoms and typically an x-ray.  These subjective methods may detect CHF in patients at the most advanced stages, but are not always effective in patients who are not severely ill.  Patients suspected of having CHF might receive an echocardiogram, which is used to detect left ventricular dysfunction.  Studies have shown that traditional clinical diagnostic techniques for CHF can result in delayed treatment, misdiagnosis and ED inefficiency.

We obtained a semi-exclusive license (worldwide, except Japan) to technology and patents developed by Scios, Inc., a subsidiary of Johnson & Johnson, for use in developing a test that would provide measurements of BNP.  In December 2000, we launched our first Triage BNP Test to provide physicians with a cost-effective tool to easily, rapidly and accurately measure BNP levels to aid in the diagnosis of CHF.  Our Triage BNP Test is used with our Triage MeterPlus to produce a quantitative measurement of BNP in a blood sample of 250 micro liters obtained either venously or through a finger prick.  BNP is a hormone elevated in circulating blood plasma in response to ventricular volume expansion and pressure overload associated with CHF in both symptomatic and asymptomatic patients.  Clinical studies have demonstrated that BNP is a highly reliable indicator of CHF and that the protein marker is found in increasingly higher levels as disease progression occurs.  Currently, the Triage BNP Test is primarily used to differentiate CHF from other diseases that share symptoms similar to those associated with CHF.  The diagnostic provides physicians with an objective tool for differentiating CHF from the host of other possible diseases that mimic the condition.  The diagnostic may also be used in assessing the severity of disease in CHF patients and for risk stratification of patients with acute coronary syndrome, or ACS.

Prior to the introduction of the Triage BNP Test, there was no blood test available in the United States to aid in the diagnosis of CHF.  Clinical studies suggest that for patients suffering from CHF, timely diagnosis is critical to initiating treatment to relieve stress on the heart, in order to improve outcomes.  Misdiagnosis, or failure to diagnose, could result in improper treatment, lengthy hospitalization and/or recurring visits to the ED.  This, in turn, could contribute to ED traffic and to the costs of patient treatment, since treatment alternatives become more expensive as CHF progresses.  Studies have shown that the Triage BNP Test can accurately aid in the diagnosis of CHF and, if used at point-of-care locations such as the ED, accelerate the evaluation and treatment of patients with shortness of breath, thus reducing the time to discharge and the total cost of treatment.

Subsequent to the November 2000 FDA clearance of the Triage BNP Test as an aid in the diagnosis of CHF, Biosite received FDA clearances for additional applications of the Triage BNP Test.  The diagnostic was cleared for the risk stratification of patients with ACS, another cardiovascular condition, and for the assessment of disease severity in patients with CHF.  We are currently supporting clinical studies intended to explore other possible applications.  A decision to pursue these or other new applications would most likely require that we seek additional clearances for our test from the FDA.

In 2003, we began to market the Triage BNP Test for use in physician offices.  We have formed a small direct sales force specifically focusing on the physician office market and have signed an agreement granting PSS certain distribution rights in this market segment.  We may also engage other distributors for this market in the future.  We are currently targeting the estimated 20,000 physician office laboratories that are licensed to perform non-waived tests, which is the existing classification for the Triage BNP Test.  These laboratories primarily serve cardiology practices, as well as internal medicine and family practice physicians, who see large numbers of CHF patients.  We have submitted a pre-market approval, or PMA, application to the FDA for prescription home use of the Triage BNP Test.  Should we receive approval, the available market for the Triage BNP Test would be significantly expanded.

We believe that significant validation of the Triage BNP Test in physician offices will be necessary in order to achieve widespread acceptance of this diagnostic, particularly among family practice and internal medicine physicians, who are likely to be familiar with BNP.  Additionally, in order to promote use of the diagnostic at the point-of-care, it will be necessary to demonstrate clinical and economic value for physicians.  While significant interest is already apparent, we have and intend to continue to sponsor multiple clinical studies of varying sizes in order to demonstrate the diagnostic utility of our Triage BNP Test.  Additionally, we are investing in other educational programs and resources.

Since hospitals have a variety of diagnostic needs and objectives, more recently we made our Triage BNP Test available on a centralized automated testing platform.  In December 2003, we received FDA clearance to market the Triage BNP Test for Beckman Coulter Immunoassay Systems and we began selling the product in Europe in December 2003 and in the U.S. in January 2004.  Consequently, a customer can perform BNP testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter’s automated immunoassay testing platforms.  We believe that combining Biosite’s successful rapid diagnostic for BNP with Beckman Coulter’s automated testing capability gives health services providers a broad set of testing options that can be tailored to meet specific needs.  We may choose to make the Triage BNP Test available on additional centralized automated testing platforms.  We do not sell any Beckman Coulter immunoassay systems, which are available exclusively through Beckman Coulter and its authorized distributors.

Our two formats of the Triage BNP Tests are currently among several FDA cleared tests used to aid in the diagnosis of CHF.  Our chief competitors are Abbott Laboratories, Bayer Diagnostics and Roche Diagnostics.  We have experienced significant competition from these competitors, and they may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

The Triage Cardiac Panel

Chest pain complaints represent the second leading reason for visits to U.S. emergency rooms.  Information from the 2001 National Hospital Ambulatory Medical Care Survey indicates that in 2001, there were over five million ED visits in the United States by adults suffering from chest pain.  Among chest pain patients, the highest acuity is associated with those suffering a heart attack.  For these patients, time is a significant factor in the race to save their heart muscle and their lives.

It is estimated that in the United States, hospitalization of over 3 million chest pain patients costs between $3-4 billion yearly for those found to be disease free or suffering from lower acuity conditions.  Of the patients presenting to EDs with chest pain, approximately 40% will be admitted to hospitals.  Ultimately, only a minor number of these individuals will be diagnosed with a heart attack.  The incidence of chest pain visits to hospital EDs may also contribute to overcrowding which, in dire situations, can result in hospitals diverting patients to other hospitals.  This results in additional healthcare costs and risks.

A variety of cardiac disease markers can be used in detecting and diagnosing heart attack, which is generally caused by blocking or “occlusion” of an artery providing oxygen-enriched blood. Without oxygen, the heart muscle is destroyed, with prolonged occlusion resulting in additional muscle damage. The destruction of cells in the heart muscle results in the release of several proteins into the bloodstream, including CK-MB, troponin I and myoglobin. Studies have shown that concentrations of myoglobin are elevated most quickly post-heart attack; therefore, myoglobin is recognized as a good early marker of an event.  However, since myoglobin is not cardiac specific, the analysis of CK-MB and troponin I levels is also necessary to accurately diagnose a heart attack.  In patients with a heart attack, CK-MB and troponin I are detectable several hours after myoglobin elevation.  Since troponin I is cardiac specific, an elevated level of this marker is a strong indication of a heart attack.

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

We believe that frequent, serial, quantitative measurement of multiple cardiac markers can have a positive impact on an emergency physician’s ability to make medical decisions relative to chest pain patients.  Accordingly, our Triage Cardiac Panel is designed to quantitatively measure the levels of CK-MB, troponin I and myoglobin within 20 minutes using a single test panel and whole-blood sample. We designed the Triage Cardiac Panel to provide these measurements using our Triage MeterPlus in the central laboratory or, optimally, at the point-of-care.  Providing easy access to measurements of cardiac markers aids in the detection of heart attack and enables physicians to make timely treatment decisions.

The adoption of new protocols for evaluating chest pain patients in the ED is not yet widespread and we believe that education of the medical community will be a key factor in penetrating the market.  Associations such as the National Academy of Clinical Biochemistry, or NACB, have issued guidelines recommending greater use of cardiac markers in evaluating chest pain in the ED.  The NACB has recommended the use of at least two markers (an early marker and a specific marker) and has stated that if results cannot be obtained from a laboratory within 60 minutes then testing should be performed at the point-of-care.  Guidelines such as these have caused more hospitals to explore new protocols incorporating rapid, serial testing of all three markers.  We are investing in clinical studies and in a significant physician education effort in order to help the medical community better understand the need for, and benefits associated with, frequent, serial testing of cardiac markers.

Several diagnostics have been developed to quantitatively measure the blood levels of cardiac markers. These are most commonly available on large, automated immunoassay analyzers marketed by companies such as Abbott Laboratories, Dade-Behring, Roche Diagnostics, Beckman Coulter, Bayer Diagnostics and others.  These systems cannot directly analyze whole-blood and results are not always available on a rapid basis.  Since turnaround time is critical to enabling frequent, serial testing of cardiac markers, current immunoassay systems may not satisfy physician needs. Nevertheless, these systems are predominant in the market today.  Smaller automated systems have recently been developed; however, these are not portable, have low throughput and often cannot provide results for all three markers in less than 20 minutes.

Triage Cardio ProfilER™

As our product offerings expand, we expect to divide our products into Symptom Panel and Disease Panel categories.  Symptom Panels are diagnostics, employing multiple markers, that are intended to help physicians determine the cause of a particular symptom that is common to a variety of diseases.  Such symptoms include shortness of breath and chest pain.  Disease Panels are intended to help a physician rule-in or rule-out a particular suspected disease.  We believe that Symptom Panels can be particularly useful for initial diagnosis in the ED, with follow-up testing then performed using the applicable Disease Panel.  Because the use of symptom panels will represent a new approach to diagnosis, we expect their adoption to be modest in 2004.

We have developed the Triage Cardio ProfilER as an initial Symptom Panel for chest pain patients, who may be suffering from ACS, heart attack or CHF.  The Triage Cardio ProfilER, which includes BNP, CK-MB, myoglobin and a more analytically sensitive troponin I assay, quantitatively measures each of these markers within twenty minutes using a single diagnostic.  Studies suggest that low levels of troponin I, a cardiac marker, present in a patient’s bloodstream could be indicative of ACS.  Additionally, our Triage BNP Test has received FDA clearance to be used as a risk stratification tool for patients with ACS.  The Triage Cardio ProfilER is intended to serve as an enhancement to our existing Triage Cardiac Panel and as a complement to the Triage BNP Test.  We received FDA clearance for the Triage Cardio ProfilER in February 2003 and commenced marketing of the product in the second quarter of 2003.  In 2004, we expect to add additional features to the product in order to differentiate it from competitors and heighten its appeal among customers.  Because this diagnostic enables customers to test for several markers simultaneously within 20 minutes, at a reasonable cost, we believe it can be competitive with automated testing methods.

Triage Drugs of Abuse Product Lines

Drug abuse plays a significant role in emergency medicine cases, either as a primary cause or as a contributing factor.  A diagnostic dilemma confronts physicians when patients present with symptoms that could be either drug related or non-drug related.  For instance, a patient brought into an ED in a coma may be under the influence of narcotics or sedatives, thus requiring a certain type of treatment or intervention.  Conversely, the same patient may have had a stroke or suffered some form of trauma requiring a completely different type of care.  The ability to obtain a differential diagnosis in a timely manner greatly aids the course of treatment.

We introduced the first Triage Drugs of Abuse Panel in 1992.  In January 2002, we launched the Triage TOX Drug Screen, a second-generation drug test, performed on the Triage MeterPlus system.  The Triage Drugs of Abuse Panels and Triage TOX Drug Screen are rapid, qualitative urine screens that analyze a single test sample for different illicit and prescription drugs or drug classes, and provide results in approximately 10 to 15 minutes. The Triage Drugs of Abuse Panels and Triage TOX Drug Screen each contain built-in controls for accuracy and provide a high degree of specificity.

The Triage Drugs of Abuse Panels are configured to test for various combinations of drugs and provide a visual result in about ten minutes. The Triage TOX Drug Screen is a single test panel that can screen for illicit drugs and produce a positive/negative result in about 15 minutes.

Illicit drugs detectable by the Triage Drugs of Abuse Panels and Triage TOX Drug Screen include:

•        amphetamines/methamphetamines (ecstasy, speed, crystal);

•        cocaine (crack);

•        opiates (heroin);

•        phencyclidine (angel dust); and

•        cannabinoids/THC (pot, marijuana).

Prescription drugs tested by the Triage Drugs of Abuse Panel include:

•        barbiturates (Phenobarbital);

•        benzodiazepines (Valium, Librium, Halcion);

•        tricyclic antidepressants (Elavil, Tofranil);

•        propoxyphene (Darvon); and

•        methadone.

Triage Microbiology Panels

In 1998, we launched two microbiology panels that separately test for Clostridium difficile (C. difficile) and parasitic infections - both of which can lead to advanced and often life-threatening stages of gastroenteritis if improperly diagnosed.  This Triage Microbiology product line is designed to deliver to microbiologists a set of diagnostic tools capable of detecting infectious pathogens in just minutes - with the clinical specificity and sensitivity of traditional methods, which can be time consuming and laborious.  Additionally, the products provide emergency room and infectious disease physicians with ready access to diagnostic information, which may assist in their selection of optimal antibiotic therapies.

Testing for C. difficile is routinely administered if a patient develops diarrhea, has been in the hospital three days and is being treated with antibiotics.  The Triage C. difficile Panel detects both the C. difficile Common Antigen and Toxin A in approximately 15 minutes, allowing physicians to make faster, more accurate treatment decisions.  The Triage Parasite Panel detects three of the most commonly encountered parasites (Giardia lamblia, Cryptosporidium parvum and Entamoeba histolytica/dispar ) on a single test device in approximately 20 minutes.

Products Under Development

Our strategy for potential future products, including our current products under development, is to focus our attention on large market opportunities where we could potentially achieve market leadership and/or a proprietary patent position related to protein targets with novel therapeutic and/or diagnostic applications.  Our development efforts focus on new marker mining as well as on the investigation of new applications for existing markers and/or combinations of existing markers.  To support our efforts we utilize a variety of means, such as internal research, licensing and collaborations, to gain access to potential markers.  We are currently researching many potential disease marker candidates.  Additionally, we have established clinical collaborations with many leading medical institutions that provide samples for use in our research efforts.  Among the products with novel diagnostic applications that we are attempting to develop are diagnostics for stroke, ACS and sepsis.

Stroke

Among the nation’s costliest diseases, stroke affects the vessels supplying blood to the brain, which requires a constant flow of blood in order to function properly.  A stroke occurs when the blood supply to the brain is disrupted due to a blood clot blocking a blood vessel (ischemic stroke), or when a blood vessel breaks, interrupting blood flow to an area of the brain (hemorrhagic stroke).  According to the AHA, approximately 88% of stroke patients have ischemic stroke and 12% hemorrhagic.

According to the AHA, approximately 4.8 million stroke survivors are currently living in the United States and approximately 700,000 people suffer a new or recurrent stroke each year.  Additionally, the disease is currently the leading cause of serious, long-term disability in the United States.  In 2001, there were 931,000 hospital discharges for stroke in the United States, and from 1988 to 1997 total hospitalizations for stroke increased nearly 39%.  The AHA estimates that in 2004, the direct and indirect costs associated with stroke in the United States will exceed $53 billion.

Typically, stroke is diagnosed through clinical evaluation and through use of a CT scan, a diagnostic imaging technique.  However, CT scans are typically not highly sensitive in the early hours after onset of an ischemic stroke.  Given the narrow window of opportunity for aggressive therapeutic intervention following a stroke, we believe that the availability of better and faster methods of detection could significantly improve clinical outcomes.

Through our research, we studied more than 50 markers that could to be related to stroke.  Using our marker mining process, we narrowed those 50 markers to ones that are highly correlated with stroke.  We have selected six of those markers for our planned stroke diagnostic.  Our research suggests that discrete measurements of these markers, in and of themselves, do not maximize the sensitivity and specificity to diagnose stroke; therefore, we developed a technology through which an algorithm utilizes the concentrations of the markers and calculates a single value or result, which we term the “panel response.” The panel response values derived from the measurement of the markers have an associated Receiver Operating Characteristic function, or ROC function.  The ROC function is used by clinicians to evaluate clinical utility of a diagnostic and optimize its sensitivity and specificity.  The ROC function generated by the panel response is analogous to that currently used when measuring a single marker value.

The panel response feature represents an innovative and novel approach to diagnosis that can be incorporated into other products to increase their sensitivity and specificity. We intend to provide substantial education regarding the advantages of the panel response concept.

Preliminary data from a retrospective study, comprising more than 600 patients, suggest that our stroke diagnostic can significantly improve a physician’s ability to diagnose stroke, adding valuable information to a complex, time-constrained diagnostic process.  Furthermore, in a study of 59 patients, our stroke diagnostic was more accurate than a CT scan in detecting ischemic stroke in the early hours after onset.  We initiated product development in the second half of 2001 and intend to conduct clinical studies in 2004 with the intention of submitting data to the FDA.  We are continuing to gain access to, and research, additional stroke markers that could potentially be added to our stroke diagnostic in the future.

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

In 2004 we intend to launch the Triage ProfilER Shortness of Breath Panel.  The panel will help differentiate between the causes of shortness of breath or breathing difficulties, which each year results in approximately four million visits to EDs in the United States, according to the 2001 National Hospital Ambulatory Medical Care Survey.  The panel incorporates five markers:  BNP, a marker of CHF; D-Dimer, a marker that can rule-out pulmonary embolism; as well as CK-MB, myoglobin and troponin I, three cardiac markers of heart attack.  The diagnostic is intended to help a physician determine the cause of a patient’s breathing difficulty.

ACS encompasses the many permutations of ischemic heart disease.  Each year over five million people present to emergency departments in the United States with chest pain; however, studies report that up to 50% of these individuals do not receive a definitive diagnosis.  Because ACS is not easily detectable, we believe that many of these individuals could possibly suffer from ACS and therefore could be at risk for heart attacks in the future. We believe there is a need for a diagnostic that can detect acute coronary syndromes ensuring that patients receive appropriate therapies in a timely manner.

We are continuing to analyze other protein targets believed to be associated with ACS and other cardiovascular diseases.  In conducting this analysis we are working with clinical collaborators, including the TIMI Group, an organization that has been at the forefront of clinical research in ACS over the past two decades.

Sepsis

Sepsis is a complex syndrome that can take on a variety of different forms.  In general, it is an inflammatory reaction initiated by bacteria that can cause widespread damage to the blood vessels leading to circulatory shock, organ failure, gangrene of extremities and death.  In the United States, approximately 750,000 patients develop sepsis each year and the aging population is accelerating growth of the disease.  Overall mortality ranges from 20-50%.  Total annual costs for sepsis exceed $16 billion in the United States with the average hospital cost per adult case estimated to be $22,000-$50,000.

The complications associated with sepsis can advance quickly.  Diagnosis is complicated by a lack of diagnostics to detect the disease in its early stages.  We have collected approximately 2,800 sepsis patient samples and have tentatively identified several markers that appear to aid in the identification of sepsis.

Competition

The market in which we compete is intensely competitive.  Our competitors include:

•        manufacturers of laboratory-based tests and analyzers;

•        clinical reference laboratories; and

•        other rapid diagnostic test manufacturers.

Currently, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers.  We expect that companies offering analyzers will compete vigorously to maintain their dominance of the testing market. Although we now offer our Triage BNP Test for use on Beckman Coulter Immunoassay Systems, our remaining products are not currently designed for automated batch testing.  In order to achieve the broadest market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to certain tests performed on automated analyzers.  This will require physicians to change their established means of having such tests performed.  Our rapid products may not be able to compete with the testing services provided by traditional laboratory services.

In addition, companies with a significant presence in the diagnostic market, such as:

•        Abbott Laboratories;

•        Bayer Diagnostics;

•        Beckman Coulter;

•        Dade Behring;

•        Diagnostic Products Corp;

•        Johnson & Johnson; and

•        Roche Diagnostics

have developed or are developing diagnostics and/or testing systems that do or will compete with our products.  For example, our two formats of the Triage BNP Tests are currently among several FDA cleared diagnostics used to aid in the diagnosis of CHF.  Roche Diagnostics, which offers a test that measures NT-proBNP, a marker associated with CHF, received FDA clearance to market its competitive product in November 2002.  Abbott Laboratories and Bayer Diagnostics have certain diagnostic rights to the BNP protein and have recently entered the market for BNP testing.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers desiring to utilize an automated immunoassay system to perform BNP testing.  These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  The launch of these competitive products may also adversely impact the market pricing for BNP testing.  Additionally, in 2003, Abbott Laboratories acquired i-STAT Corp., which manufactures and sells a point-of-care testing platform that competes with our Triage MeterPlus platform. These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us.  Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic.  See “Risk Factors.”

Employees

As of December 31, 2003, we employed 817 individuals. Of these, 33 hold Ph.D.s and 57 hold other advanced degrees.  None of our employees are covered by a collective bargaining agreement.  We believe that we maintain good relations with our employees.

Research and Development

We have increased our investments in research and development in each of the last three years.  As of December 31, 2003, we employed 145 employees in research and development, including 26 Ph.D.s. Our research and development organization is dedicated to the discovery and development of new markers and technologies that can be applied to future products and to the development of new products compatible with our existing platform technologies.

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

Manufacturing

As of December 31, 2003, we had 411 employees, and approximately 150 temporary employees, in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

Except for the Triage BNP Test for the Beckman Coulter Immunoassay Systems and the Triage MeterPlus, all of our products are manufactured at our facility in San Diego, California.  We have contracted with Beckman Coulter, which is located in Minnesota, to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems for us.  The Triage MeterPlus is purchased from LRE Technology Partner GmbH, or LRE, which is located in Germany.  Most of the antibodies used in the manufacture of our products were developed by us, and the cell lines are owned or licensed by us.  In addition, we maintain our own in-house antibody production capability.  All other raw materials required to manufacture our products are obtained from outside suppliers.  See “Risk Factors.”

We invest in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment.  We have developed and continue to improve our novel and sophisticated processes and equipment for the manufacturing of our meter platform products, the Triage BNP Test, Triage Cardiac Panel, Triage Cardio ProfilER, and Triage TOX Drug Screen.  Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment or changes in our manufacturing processes were, and may continue to be, required for the scaling-up of each new product prior to commercialization, or in order to meet increasing customer demand once commercialization begins, and this work may not be completed successfully or efficiently.

Our San Diego facility received its registration as a diagnostic product manufacturer from the FDA and from the California State Department of Health & Services in 1991.  We have also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency.

Sales and Marketing

As of December 31, 2003, we had 162 employees in various sales and marketing functions.  In the United States, we employ a direct sales force as well as utilize Fisher and PSS to distribute our products to our primary markets, hospitals and physician offices.  We also employ a field-based network of clinically experienced individuals that support the sales force by providing pre- and post- sale education and training.  In international markets, we have established direct selling efforts in France, Germany, Belgium and the United Kingdom and utilize a network of country-specific and regional distributors in other areas.  We intend to launch a direct sales force in Italy in 2004, following the expiration of our arrangements with our current distributor there.

We anticipate that we may, if appropriate, enter into additional distribution agreements with respect to our current products, products currently under development and products that we develop in the future.  We may not be able to enter into these or other distribution agreements on acceptable terms, if at all.  If we elect to distribute products directly, our direct sales, marketing and distribution efforts may not be successful.  A failure to enter into acceptable distribution agreements or a failure by us to successfully market our products would have a material and adverse effect on us.  See “Risk Factors”.

Strategic and Distribution Arrangements

Our strategy for the research, development, commercialization and distribution of some of our products entails entering into various arrangements with clinical and commercial collaborators, licensors, licensees, manufacturers and others, and is dependent upon the success of these parties in performing their responsibilities.  These parties may not perform their obligations as expected or we may not derive any revenue from these arrangements. Under our existing arrangements, we are not obligated to make any material capital expenditures.  If we successfully develop products under some of our existing arrangements, we may be required to pay royalties on sales of products that incorporate licensed technology.

Fisher HealthCare Division of Fisher Scientific Company

In July 2003, we entered into a new distribution agreement with Fisher which extended Fisher’s role in the distribution of our current products and some potential new products under development.  Under the agreement, we granted to Fisher a right to distribute certain of our products to hospitals within the United States.  The term of our distribution agreement with Fisher expires on December 31, 2005 and automatically renews for an additional one year unless a notice of non-renewal is delivered by either company.  Fisher purchases our products on a monthly basis through firm purchase orders.  Sales to Fisher represented 90%, 87% and 85% of our product sales in 2003, 2002 and 2001, respectively.

Physician Sales and Service

In May 2003, we entered into a distribution relationship with PSS to market our products to physician office practices.  Under the terms of the multi-year agreement, PSS will distribute the Triage BNP Test and other Biosite products to physician office practices in the United States.  In marketing our products, PSS is expected to use its 700 sales representatives, who serve physician offices in all 50 states.

LRE Technology Partner GmbH

We have an agreement with LRE for the manufacturing and supply of the Triage MeterPlus, which is used with the Triage BNP Test, Triage Cardiac Panel, Triage CardioProfilER, and the Triage TOX Drug Screen.  Under the terms of the LRE agreement, LRE manufactures the Triage MeterPlus according to specifications provided by us. LRE is our exclusive supplier of the Triage MeterPlus during the term of the LRE agreement.  We purchase the Triage MeterPlus from LRE in Euros through firm purchase orders on a per meter price basis.

Beckman Coulter

In June 2003, we entered into an agreement under which Beckman Coulter will manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems for us, and we will exclusively sell and market the product.  Designed to provide results standardized to match our Triage BNP Test for the Triage MeterPlus, the new BNP test is available for use on Beckman Coulter Immunoassay Systems.  We began selling the product in Europe in December 2003 and in the United States in January 2004.

Biosite Discovery

In March 1999, we launched Biosite Discovery, a collaborative research program dedicated to the identification and evaluation of new protein targets for acute diseases.  Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and proteins accessed from clinical and commercial collaborators in order to determine diagnostic utility.  Under Biosite Discovery, we have executed agreements with different commercial collaborators, including Amgen Inc., Amylin Pharmaceuticals, Inc., Ciphergen Biosystems, Inc., CardioPep Pharma GmbH, DMI Biosciences, Inc., Eli Lilly and Company, Medarex, Inc., MedImmune, Inc., Neurocrine Biosciences, Phase 2 Discovery, Inc. and Proteome Sciences PLC.  Some of our clinical collaborators include TIMI Group of Brigham and Woman’s Hospital, the Cleveland Clinic Foundation, Duke University, Henry Ford Health System, Johns Hopkins Hospital and the Mayo Clinic.  Also under Biosite Discovery, we have executed several license or cross-license agreements with companies such as BioInvent International, MorphoSys AG, Dyax Corp. and others.

Proprietary Technology and Patents

Our intellectual property portfolio includes patents, patent applications, trade secrets, know-how and trademarks. Our success will depend in part on our ability to obtain additional patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and in other countries.

We periodically file patent applications to protect the technology, inventions and improvements that may be important to the development of our business.  We rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  We file patent applications on our own behalf as assignee and, when appropriate, have filed and expect to continue to file, applications jointly with our collaborators.  These patent applications cover, among other things, devices, compositions of matter, methods of treatment, methods of discovery, use of novel compounds, and novel modes of action that are important in our research and development activities.  We have been issued approximately 57 U.S. patents, and have been granted approximately 86 patents in other countries.  These patents have expiration dates (not including any patent term extensions) ranging from 2009 to 2019.  We have also licensed a significant number of other patents and patent applications from third parties.  We continue actively to seek patent protection in the United States and in foreign countries, and we intend to file additional patent applications relating to our technology and to specific products, as we think appropriate.

To protect our rights to know-how and technology, we also ask our employees, technical consultants and advisors, and collaborators to enter into confidentiality agreements that prohibit the unauthorized use of, and restrict the disclosure of, confidential information and require disclosure and assignment to us of their ideas, developments, discoveries and inventions.  In connection with our research and development activities, we also sponsor research at various outside institutions.  For example, we have executed agreements regarding research in the area of cardiovascular diseases with the TIMI Study Group.  Generally, under these agreements, we fund the work of investigators in exchange for the results of the specified work and the right or option to a license to any patentable inventions that may result in certain designated areas.  If the sponsored work produces patentable subject matter, we generally either own the rights, or have the first right to negotiate for license rights, related to that subject matter.  Any resulting license would be expected to require us to pay royalties on net sales of licensed products.

Our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions, and we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent on a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position. Furthermore, we may not have identified all U.S. and foreign patents that pose a risk of infringement.  See “Risk Factors”.

Government Regulation

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.  In the United States, we are not able to commence marketing or commercial sales of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process.  Clearance or approval to commercially distribute new medical devices is generally received from the FDA through clearance of a 510(k) notification or approval of a pre-market approval, PMA, application.

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

A PMA application must be filed if a proposed device is a new device not substantially equivalent to a medical device first marketed prior to May 1976.  A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical investigations, bench tests, laboratory and animal studies.  The PMA application must also contain a complete description of the device and its components and a detailed description of the methods, facilities and controls used to manufacture the device.  In addition, the submission must include the proposed labeling, advertising literature and any training materials.  The PMA approval process can be expensive, uncertain and lengthy, and many devices for which FDA approval of a PMA application have been sought by other companies have never been approved for marketing.

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

The use of our products is affected by the Clinical Laboratory Improvement Amendments, or CLIA, and related federal and state regulations which provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.

Under CLIA quality control rules in effect from 1992 through 2002, laboratories using “unitized” test systems were in compliance with CLIA if they followed the manufacturers’ instructions for daily quality control (QC) by relying on the internal controls built into unitized test systems, including our Triage products.

On January 24, 2003, the Centers for Medicare and Medicaid Services, or CMS, publicly issued a final QC rule under CLIA, which went into effect April 24, 2003.  On January 12, 2004, CMS published updated Interpretive Guidelines for CLIA-regulated laboratories.  We are working with CMS, FDA and our customers to evaluate the new Interpretive Guidelines and assist our customers in complying with any provisions, including QC requirements that may be new.  CMS has stated that the first two-year survey cycle of clinical laboratories will be an “educational” one, especially with respect to new requirements of the new Guidelines.

While we believe the weight of scientific data and professional acceptance support the appropriateness of our internal controls, there can be no assurance that the application of these final CMS Interpretive Guidelines will be favorable to our products.  Moreover, future amendment of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

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

WHERE YOU CAN FIND MORE INFORMATION

Our Internet address is www.biosite.com. We make available, free of charge, on www.biosite.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We also post copies of our current charters for each committee of our board of directors, as well as our current Code of Business Conduct and Ethics on our website.  Currently, our board of directors maintains an Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Stock Option Committee.  The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our website by reference, and shall not otherwise be deemed filed under such Acts.  All of the referenced documents are also available free of charge to any stockholder upon request.  Requests should be submitted to Investor Relations, Biosite Incorporated, 11030 Roselle Street, San Diego, California 92121.

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “Forward-Looking Statements” above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Our quarterly and annual revenues and operating results may fluctuate.  We may not maintain profitability.

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

•                  our ability to market and sell products in the markets in which we compete, including the hospital market, the physician office market and international markets

•                  changes in the mix of products sold;

•                  seasonal or unanticipated changes in customer demand;

•                  manufacturing problems, inefficiencies, capacity constraints, backlog or delays;

•                  effectiveness in transitioning and operating a direct sales distribution model in certain international countries and expenses associated with these transitions;

•                  competitive pressures on average selling prices of our products;

•                  regulatory changes, uncertainties or delays;

•                  changes in reimbursement policies;

•                  regulatory approvals, market acceptance and sales execution of current or new products, including the Triage BNP Test for Beckman Coulter Immunoassay Systems and our proposed Triage Cardio ProfilER Shortness of Breath Panel;

•                  costs, timing and effectiveness of further expansion of our sales force and field support resources;

•                  whether and when new products are successfully developed and introduced by us;

•                  research and development efforts, including clinical studies and new product scale-up activities;

•                  ability to execute, enforce, maintain and attain milestones under license and collaborative agreements necessary to earn contract revenues;

•                  product recalls;

•                  shipment problems;

•                  enforcement, defense and resolution of license, patent or other contract disputes; and

•                  costs and timing associated with business development activities, including potential licensing of technologies or intellectual property rights.

Our operating results would also be adversely affected by a downturn in the market for our products or a slower than anticipated sales growth trend for our products.  Because we continue to increase our operating expenses to support our expanded sales and marketing activities, manufacturing operations and new product development, our operating results would be adversely affected if our sales and gross profits did not correspondingly increase at the same or higher rate or if our product development efforts are unsuccessful or subject to delays.  Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not achieve revenue growth or sustain profitability on a quarterly or annual basis and our growth or operating results may not be consistent with predictions made by securities analysts.

We are dependent on the market acceptance of our existing products and products under development for revenue growth and profitability.

We believe that our revenue growth and profitability will substantially depend upon our ability to continue to achieve a growing level of market acceptance and sales of our newer products, such as the Triage BNP Test, Triage BNP Test for Beckman Coulter Immunoassay Systems, Triage Cardiac Panel, Triage Cardio ProfilER, and products currently under development, such as our Triage ProfilER Shortness of Breath Panel.  Our revenues will also depend on our effectiveness in transitioning and operating a direct sales and distribution model in certain international countries, as well as our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant additions in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  We are also making significant investments in developing and penetrating new markets in the United States such as the physician office segment.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

If we fail to plan, establish and maintain:

•                  reliable, cost-efficient, high volume manufacturing capacity;

•                  a cost-effective sales force, implementation and customer support resources and administrative infrastructure;

•                  effective marketing to users, especially to those in markets where we have limited experience;

•                  an effective distribution system for our products; or

•                  appropriate strategies or tactics to address competitors of our products,

market acceptance of our products may not meet our expectations and our profitability may suffer.  Unanticipated acceleration and deceleration of customer demand for our products has and may continue to result in inefficiencies or constraints related to our manufacturing, sales force, implementation resources and administrative infrastructure, which has and may harm our gross margins and overall financial results.  Such inefficiencies or constraints may also result in delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.

If we do not successfully develop new products as currently planned, we may not recover our significant investments in those projects.

We are making significant investments in research and development of potential new products, including the development of diagnostics for stroke, shortness of breath, ACS and sepsis, and in expanded uses of our existing products.  The successful development of some of our new products will depend on the development of new technologies.  We are also making significant investments in processes, leasehold improvements and equipment to improve our manufacturing efficiency and capacity in anticipation of new products and revenue growth, as well as constructing our new corporate complex.  Our revenue growth and profitability are impacted by all of these investments.  We are required to undertake time consuming and costly development activities and seek regulatory approval for potential new products and for the potential new uses of existing products.  Often, products that appear promising during product development and preclinical studies may not demonstrate acceptable clinical study results, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  We will be harmed if we are unable, for technological or other reasons, to:

•                  complete new product development, processes, or capital projects in a timely manner or at all;

•                  complete appropriate clinical studies to validate the use of potential new products or expanded use of existing products;

•                  implement or effectively or efficiently scale-up manufacturing for new products; or

•                  obtain regulatory approval or clearance for marketing a new product for an intended use or an existing product for an alternative use.

The Triage BNP Test encountered, and may continue to encounter, significant competition from products developed and commercialized by companies with greater financial capital and resources.

Product sales of our Triage BNP Test represented 61% of our product sales in 2003 and 38% in 2002.  The Triage BNP Test is currently one of several FDA-cleared tests used as an aid in the diagnosis of CHF.  Bayer, Roche Diagnostics and Axis-Shield Plc, the manufacturing partner for Abbott Laboratories, have received FDA clearance for competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Scios, Inc., the licensor of the BNP technology and patents, was acquired by Johnson & Johnson in April 2003.

We have, and continue to, experience competition from these companies and anticipate competition from others in the future.   Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers desiring to utilize an automated immunoassay system to perform BNP testing.  After initiating sales outside of the United States in November 2003, Abbott Laboratories began selling a test in the United States during the first quarter of 2004.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  This risk of competition may increase as other potential competitors gain access to competing technologies, such as that offered by Roche Diagnostics for licenses relating to NT-pro BNP.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

Competition and technological change in the diagnostic testing market may make our products less attractive or obsolete.

In addition to the specific competitive risks that we face in the market for our Triage BNP Test, we face intense competition for our other products and in the general market for diagnostic testing.  Our competitors include:

•                  companies making laboratory-based tests and analyzers;

•                  clinical reference laboratories; and

•                  other rapid diagnostic test manufacturers.

Currently, the majority of diagnostic tests used by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems.  Therefore, with the exception of our Triage BNP Test for Beckman Coulter Immunoassay Systems, in order to achieve market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to automated tests traditionally performed by clinical reference laboratories or hospital-based laboratories.  This may prove to be even more difficult in the future as BNP testing becomes more widely available on automated testing systems.

Our competitors have developed or are developing diagnostic products and/or testing systems that do or will compete with our products.  Many of our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us.  Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic.  In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. We utilize long-term contracts with some of our customers as a method of defending against competition.  Such contracts are of varying terms and expiration dates.  Expiring contracts may not be renewed and long-term contracts may not be acceptable to new customers, which could harm our competitive strategy.

Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete.  The success of our competitors, many of whom have made substantial investments in competing technologies, or our failure to compete successfully, may prevent, limit or interfere with our ability to make, use or sell our products in either the United States or in international markets.

Our limited manufacturing experience with newer products and processes and our potential inability to scale-up manufacturing may adversely affect our ability to produce products and increase our research and development expenses.

We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs.  Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment or changes in our manufacturing processes have been, and may continue to be, required for the scaling-up of each new product prior to commercialization or in order to meet increasing customer demand once commercialization begins, and this work may not be successfully or efficiently completed.

In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these products may require the development of new manufacturing technologies and expertise.  It may not be possible for us, or any other party, to manufacture these products at a cost or in quantities to make these products commercially viable.  If we are unable to develop or contract for manufacturing capabilities on acceptable terms for our products under development, our ability to conduct pre-clinical and clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory clearance or approval and initiation of other development programs, which would have a material adverse effect on us.

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

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our products in other markets.  Fisher accounted for 90% and 87% of our product sales in 2003 and 2002, respectively.  In July 2003, we signed a two-year distribution agreement with Fisher that extends our distribution relationship through December 31, 2005.  We distribute products in the U.S. physician office market through PSS.  Internationally, we distribute products through country-specific and regional distributors, as well as by our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales.

If any of our distribution or marketing agreements are terminated and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we will have to invest in additional sales and marketing resources, including additional field account executives and field support resources, which would significantly increase our future expenses.  Changes in the distribution of our products may also result in contract termination fees, transition related expenses, disruption of our business, increased competition and lower product sales and operating profits.  We have limited experience in direct sales, marketing and distribution of our products, both domestically and internationally.  Our direct sales, marketing and distribution efforts may not be successful.  Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all.  A failure to enter into acceptable distribution agreements or our failure to successfully market our products would have a material adverse effect on us.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our internal resources to match market demand.

A significant portion of our product sales is made to Fisher domestically and other distributors internationally.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns of end-user customers, Fisher and our other distributors, and by the changes in inventory levels of our products held by these distributors.  We are unable to verify the inventory levels of our international distributors and only have limited visibility over the inventory levels of our products at Fisher.  While we attempt to assist Fisher in maintaining targeted stocking level of our products, we may not consistently be accurate or successful.  This process involves the exercise of judgment and use of assumptions as to future uncertainties including end-user customer demand and, as a result, actual results could differ from our estimates.  Inventory levels of our products held by distributors may exceed or fall below the levels we consider desirable on a going-forward basis, which may harm our financial results due to unexpected buying patterns of our distributors or our inability to efficiently manage or invest in internal resources, such as manufacturing capacity, to meet the actual demand for our products.

We are dependent on sole-source suppliers for our products.  A supply interruption would harm us.

Some key components and raw materials used in the manufacture of our products are provided by sole-source vendors.  Any supply interruption in a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented and, as a result, would have a material adverse effect on us.  In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with our manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products.  We have under development products that, if developed, may require us to enter into additional supplier arrangements or implement alternative manufacturing processes.  We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all.  We also may not be able to implement alternative manufacturing processes that are effective and cost efficient, or at all.  Failure to obtain a supplier on acceptable terms, or at all, or the implementation of alternative processes for the manufacture of our future products, if any, could increase our manufacturing costs or limit our production capacity for one or more of our products, which would have a material adverse effect on us.

For example, we rely upon LRE for production of the fluorometer that is used with our Triage MeterPlus platform products, which includes the Triage BNP Test, Triage Cardiac Panel, Triage Cardio ProfilER and Triage TOX Drug Screen and other products currently under development.  In addition, we rely on Beckman Coulter to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems for us.  If LRE is unable or unwilling to manufacture sufficient quantities of quality Triage MeterPlus units, or if Beckman Coulter is unable or unwilling to manufacture sufficient quantities of quality Triage BNP Test for Beckman Coulter Immunoassay Systems, this may adversely affect:

•                  our sales and profit margins;

•                  our ability to adequately service our existing customers and market our products to potential new customers;

•                  our ability to develop and manufacture products on a timely and competitive basis; or

•                    the timing of market introductions and subsequent sales of products.

We may not be successful in transitioning from the use of distributors in international markets to directly selling our products in those markets, which may result in lower product sales and higher expenses.

Until recently, we sold all of our products internationally through independent distributors.  Over the next few years, we anticipate transitioning the distribution of our products in some international countries to a direct sales and distribution model.  We transitioned to a direct sales and distribution model in France and Germany in 2003 and Belgium and the United Kingdom in early 2004.  In any country in which we transition to a direct sales and distribution model, we will need to make investments in facilities, resources and personnel.  In addition, we will be assuming additional administrative expenses to manage our operations in those countries.  We may also incur expenses associated with the termination of our existing distribution arrangements in those countries.  We have limited experience in managing operations outside of the United States and in direct sales, marketing and distribution of our products in international markets.  If we are not successful in implementing direct sales and distribution in countries where we elect to do so, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

Our international sales and operations may be harmed by political, social or economic changes, or other factors.

Export sales to international customers amounted to $14.5 million, $11.4 million and $7.7 million in 2003, 2002 and 2001, respectively.  During the last half of 2003 and into 2004, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium and the United Kingdom, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  During 2003, the Euro to U.S. dollar currency exchange rate increased 20% to 1.26 Euro per U.S. dollar.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

International sales and operations are also subject to a variety of other risks, including:

•                  difficulty in staffing, monitoring and managing foreign operations;

•                  reduced flexibility and increased cost of staffing adjustments;

•                  longer collection cycles;

•                  greater risk of uncollectible accounts;

•                  unknown or changes in regulatory practices, including import or export license requirements, trade barriers, tariffs and tax laws;

•                  adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries;

•                  political, social or economic conditions and changes in these foreign markets; and

•                  government spending patterns.

Further, we purchase our Triage MeterPlus inventory from LRE in Euros, and we incur employee and other operating costs in foreign currencies. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.

Healthcare reform and restrictions on reimbursement may adversely affect our results.

In the United States, healthcare providers that purchase our products and other diagnostics generally rely on third-party payors to reimburse all or part of the cost of the procedure.  In international markets, reimbursement and healthcare payment systems vary significantly by country, and include both government sponsored healthcare and private insurance.  Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for testing services.  Third-party payors are increasingly scrutinizing and challenging the prices charged for both existing and new medical products and services.  Lower than expected or decreases in reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect our ability to sell our products the physicians at prices we target.  Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis.

Changes in laboratory regulations for our customers may adversely affect us.

The use of our products is affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations that provide for regulation of laboratory testing. The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.

Future amendments of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA and related regulations or guidelines impacting laboratory testing may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

Our patents and proprietary technology may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others or to obtain licenses to such proprietary rights.  Our patent applications may not result in the issuance of any patents.  Additionally, our patent applications may not have priority over others’ applications, or, if issued, our patents may not offer protection against competitors with similar technology.  Any patents issued to us may be challenged, invalidated or circumvented in the future and the rights created thereunder may not provide a competitive advantage.  Any of these circumstances could prevent us from selling any or all of our products.  Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, from time to time, we may participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, that could result in substantial cost to us.  We may also participate in similar proceedings in foreign jurisdictions.

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

Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products.  We are aware of several third-party patents that may relate to our technology.  There can be no assurance that we do not or will not infringe these patents, or other patents or proprietary rights of third parties.  In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes.  There can be no assurance that we or our collaborators would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all.  There are a significant number of

U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights.

Long-lived and intangible assets may become impaired and result in an impairment charge.

At December 31, 2003, we had approximately $79.6 million of long-lived assets, including $28.8 million of land, $6.3 million of building construction-in-progress, $7.2 million of leasehold improvements, $18.5 million of equipment and $6.8 million of capitalized license rights.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized over the lesser of their useful lives or the remaining lease term.  In San Diego, we lease nine buildings with leases that expire between March and December 2005.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of December 31, 2003, we had approximately $4.1 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

If we require additional capital, and if we are not able to raise capital on acceptable terms when needed, we would have to scale back our operations, reduce our work force and license or sell to others products we would otherwise seek to develop or commercialize ourselves.

Changing facilities costs and other risks relating to our move to our new corporate complex may negatively impact our operating results.

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex will provide us with up to 800,000 square feet of space and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $95 million.  We currently plan to finance the construction of the complex using a combination of available cash balances and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the first phase of construction to be completed in the first quarter of 2005 and do not anticipate expanding our operations to the new facility prior to then.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated losses due to inefficiencies relating to this transition.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.

Many of our existing office and laboratory leases will expire during 2005.  In the event of any delays in the construction or completion of our new corporate complex, we may not be able to extend our existing property leases on acceptable terms or at all and we may not be able to find acceptable alternative facilities.  This and other consequences of any delay in the construction or completion of our new corporate complex may significantly disrupt our business, increase our operating expenses and reduce our productivity, which could harm our financial results.

Additionally, in order to meet the recent increase in customer demand for our products, short-term investments in additional facility space and related leasehold improvements have been, and continue to be, made in order to increase our manufacturing capacity prior to our relocation to the new corporate complex.  Because of their short-term nature, these investments in additional facility space and related leasehold improvements may not be done as efficiently or cost effectively as longer-term investments or improvements, which may harm our financial results.

Delays in the conduct or completion of our clinical studies or the analysis of the data from our clinical studies may result in delays in our planned filings for regulatory approvals, and may adversely affect our ability to commercialize our products.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that will cause us or regulatory authorities to delay or suspend our ongoing or planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies.

Any of the following could delay the completion of our ongoing and planned clinical studies:

•                                          ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical studies;

•                                          delays in enrolling volunteers;

•                                          lower than anticipated retention rate of volunteers in a clinical study;

•                                          unexpected results of clinical studies;

•                                          insufficient supply or deficient quality of materials necessary for the performance of clinical studies; or

•                                          difficulties in coordinating clinical study activities with third party clinical study sites.

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

A PMA application must be filed if a proposed device is not substantially equivalent to a medical device first marketed prior to May 1976, or if otherwise required by the FDA.  The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval of a PMA application has been sought by other companies have never been approved for marketing.  We may not obtain required approvals or clearances in a timely manner or at all.

Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other agencies.  In addition, our manufacturing facilities and those of our contract manufacturers are, or will be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies.  Noncompliance with applicable laws and the requirements of the FDA and other agencies can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.  The FDA also administers certain controls over the export of medical devices from the United States.  We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement, or QSR, and Medical Device Reporting requirements and other applicable regulations. Changes in existing requirements or adoption of new laws or requirements could have a material adverse effect on our business, financial condition and results of operation. We may incur significant costs to comply with laws and regulations.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with laws and regulations, or such laws or regulations in the future may have a material adverse effect upon our business, financial condition and results of operations.

Regulatory agencies have, and continue, to make changes in their approval and compliance requirements and processes.  We cannot predict what, how or when these changes will occur or what effect the changes will have on the regulation of our products.  Any new legislation may impose additional costs or lengthen review times of our products.  We are uncertain of the regulatory approval path that the FDA will ultimately apply to our products currently in development.  We may not be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all.  Delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on others for the development of products.  The failure of our collaborations to successfully develop products would harm our business.

Our business strategy includes entering into agreements with clinical and commercial collaborators and other third parties for the development, clinical evaluation and marketing of existing products and products under development. Many of the agreements are subject to rights of termination and may be terminated without our consent.  These parties also may not abide by their contractual obligations to us and may discontinue or sell their current lines of business.  Research performed under a collaboration for which we receive or provide funding may not lead to the development of products in the timeframe expected, or at all.  If these agreements are terminated earlier than expected, or if third parties do not perform their obligations to us properly and on a timely basis, we may not be able to successfully develop new products as planned, or at all.

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

Unanticipated acceleration and deceleration of customer demand for our products has and may continue to result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure.  Such constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.  Similarly, over-expansion or investments in anticipation of growth that does not materialize could harm our financial results and result in overcapacity.  For instance, we have made non-cancelable purchase commitments for certain inventory and product components.  Any such inventory or components that are not used when planned is subject to loss because of spoilage or obsolescence.

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

We may have significant clinical and product liability exposure.

The testing, manufacturing and marketing of medical diagnostics entails an inherent risk of clinical and product liability claims.  Our launch of new products to assist in the diagnosis of other indications, such as stroke, may further increase our risk of these claims.  Potential clinical and product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy.  In the future, our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all.  In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, our liabilities could exceed our total assets.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission, or SEC, regulations and Nasdaq National Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Item 2.                    Properties

We lease approximately 195,000 square feet of space in nine buildings in the Sorrento Valley area of San Diego, California under leases that expire between March and December 2005.  Our current facilities are used for our administrative offices, research and development facilities and manufacturing operations.  We also lease office space in Buc, France, Ghent, Belgium and Willich, Germany for our European operations under leases that expire between November 2012 and December 2012, with the right to early termination at Biosite’s sole discretion at the end of each three year period during the lease term.  We believe these facilities are adequate for our current needs and that suitable additional or alternative space, such as our new corporate complex, will be available in the future on commercially reasonable terms as needed.

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex will provide us with up to 800,000 square feet of space and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $95 million.  We currently plan to finance the construction of the complex using a combination of available cash balances and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the first phase of construction to be completed in the first quarter of 2005 and do not anticipate expanding our operations to the new facility prior to then.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

Item 3.                    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this Annual Report on Form 10-K, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4.                    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded in the over-the-counter market on the Nasdaq National Market, under the symbol BSTE.  The following tables set forth the high and low sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

2003	High	Low

First Quarter	$39.95	$29.75
Second Quarter	$54.65	$37.00
Third Quarter	$57.70	$26.77
Fourth Quarter	$31.05	$23.50

2002	High	Low

First Quarter	$26.74	$12.94
Second Quarter	$33.50	$22.30
Third Quarter	$31.15	$17.35
Fourth Quarter	$36.50	$24.29

There were approximately 102 holders of record of common stock as of March 1, 2004.  We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans”, is incorporated by reference within Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.                                                           Selected Financial Data

The following table sets forth selected consolidated financial data for each of our last five fiscal years ended December 31, 2003.  You should read this data in conjunction with Item 7, ”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

(in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues:
Product sales	$169,298	$100,830	$62,155	$51,667	$43,011
Contract revenues	4,066	4,396	3,485	3,319	703
Total revenues	173,364	105,226	65,640	54,986	43,714

Operating expenses:
Cost of product sales	58,567	31,312	17,400	15,336	13,406
Selling, general and administrative	51,944	34,208	22,845	18,453	17,562
Research and development	24,474	16,160	13,778	13,109	13,155
License and patent disputes	—	4,043	3,204	—	—
Total operating expenses	134,985	85,723	57,227	46,898	44,123

Operating income (loss)	38,379	19,503	8,413	8,088	(409)
Interest and other income, net	1,436	1,971	2,146	1,414	1,347
Income before benefit (provision) for income taxes	39,815	21,474	10,559	9,502	938
Benefit (provision) for income taxes	(15,052)	(8,080)	(3,833)	(3,339)	166
Net income	$24,763	$13,394	$6,726	$6,163	$1,104
Basic net income per share	$1.62	$0.91	$0.47	$0.45	$0.08
Diluted net income per share	$1.50	$0.86	$0.44	$0.41	$0.08
Common and common equivalent shares used in computing per share amounts (1)
• Basic	15,295	14,742	14,413	13,722	13,032
• Diluted	16,497	15,512	15,430	15,207	13,728

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$53,934	$71,165	$55,497	$36,200	$32,272
Working capital	90,875	80,970	65,515	53,667	39,978
Total assets	194,624	131,254	102,740	83,014	68,148
Long-term obligations, less current portion	17,593	5,253	3,542	3,708	4,069
Stockholders’ equity	152,903	107,941	90,911	72,886	56,885

(1)           Computed on the basis described in Note 1 of Notes to Financial Statements.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements that involve risks and uncertainties.  See “Forward-Looking Statements.”

Overview

Founded in 1988, Biosite Incorporated is a leading provider of novel, rapid medical diagnostics that improve a physician’s ability to diagnose critical diseases and health conditions.  In selecting market opportunities, we primarily target large categories of disease that lack accurate or timely diagnostic methods.  Currently, we offer tests for drug screening, heart attack, CHF, acute coronary syndromes, and certain bacterial and parasitic infections.

Our products are principally sold to hospitals, which number approximately 5,400 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  In July 2003, we signed a two-year distribution agreement with Fisher that extends the existing distribution relationship through December 31, 2005.  Sales to Fisher represented 90% and 87% of our product sales in 2003 and 2002, respectively.  In May 2003, we entered into a distributor relationship with PSS World Medical, Inc. to market our products to physician office practices.  Physician Sales & Services, or PSS, which is PSS World Medical’s physician business, distributes our products to physician office practices in the United States.

We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During 2003 and early 2004, we initiated direct sales and distribution operations in France, Germany, Belgium and the United Kingdom and, over the next few years, we may transition the distribution of our products in some additional European countries to a direct sales and distribution basis.

During 2003, we experienced significant growth in key financial performance indicators, such as revenues, operating income and earnings per share.  We also achieved other equally important non-financial performance milestones such as expansion of our manufacturing capacity, product and process development milestones and infrastructure improvements.  Significant challenges in 2003 included effectively and efficiently scaling up our manufacturing capacity in a short period of time and adjusting to the impact of additional competition.

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts.  We may not be able to maintain profitability in the future.  Some of the risks and uncertainties associated with our business and future operating results are discussed in the section entitled “Risk Factors” and in our discussion below under the heading “Liquidity and Capital Resources.”

In 2003, our net revenues were $173.4 million, representing a 65% increase over 2002.  This growth resulted largely from increased sales of our Triage BNP Test.  The test, launched domestically in 2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  The Triage BNP Test is currently one of several FDA-cleared tests used as an aid in the diagnosis of CHF.  Bayer, Roche Diagnostics and Axis-Shield Plc, the manufacturing partner for Abbott Laboratories, have received FDA clearance at various times since November 2002.  We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers desiring to utilize an automated immunoassay system to perform BNP testing.  In December 2003, we received FDA clearance to market our Triage BNP Test for Beckman Coulter Immunoassay Systems and began selling the product in the United States in January 2004.  A customer can perform BNP testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter’s automated immunoassay testing platforms.  Our competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

With several diagnostics commercialized, our focus has expanded to include the search for proprietary disease markers that can potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies with whom we might collaborate.  To that end, in 1999 we launched Biosite Discovery.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, and also access targets via internal research and licensing programs.  We have the capacity to offer antibody development services to pharmaceutical and biotechnology companies seeking high affinity antibodies for use in their drug research.  In return, we seek diagnostic licenses to their targets, as well as potential fees for deliverables, milestones and royalties.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.

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

Revenue Recognition.  We recognize product sales upon shipment, including to Fisher and our other distributors, unless there are significant post-delivery obligations or collection is not considered probable at the time of shipment.  Generally, we do not have any significant post-delivery obligations associated with our product sales.  We accrue for warranty costs and other allowances at the time of shipment based on historical experience, trends and estimates.

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

The SEC’s Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Warranty Reserve.  Our warranty allowance primarily relates to warranty coverage extended with the placement of the Triage MeterPlus.  The allowance is established at an amount net of any warranty costs that would covered by LRE, the manufacturer of the Triage MeterPlus.  Historical experience and trends detailing returns and replacement activity in total and those that have been covered by LRE’s manufacturer’s warranty are used in estimating our warranty allowance.

Allowance for Doubtful Accounts.  We also maintain an allowance for doubtful accounts for potential uncollectible accounts receivable arising from our customers’ inability to make required payments.  Our estimate is determined by analyzing historical bad debts, customer payment history and patterns, customer creditworthiness, and economic, political or regulatory factors affecting the customer’s ability to make the required payments.

Inventories and Related Allowance for Obsolete and Excess Inventory.  Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess and obsolete inventories.  We utilize a standard cost system to track our inventories on a part-by-part, full absorption cost basis.  Adjustments are made to the standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a FIFO cost basis.  The estimated allowance for excess and obsolete inventories is based on management’s review of inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of obsolescence.  During our manufacturing processes, some work-in-process inventories require additional testing or re-work.  These inventories are separately tracked and reviewed on a monthly basis to determine their status and an estimated reserve for potential scrap is calculated.

Intangible and Other Long-Lived Assets.  At December 31, 2003, we had approximately $79.6 million of long-lived assets, including $28.8 million of land, $6.3 million of building construction-in-progress, $7.2 million of leasehold improvements, $18.5 million of equipment and $6.8 million of capitalized license rights.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized over the lesser of their useful lives or the remaining lease term.  We lease nine buildings in the United States with leases that expire between March and December 2005.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or ten years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights only includes estimated sales for products we are currently selling and does not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations

Years ended December 31, 2003 and 2002

Product Sales.   Product sales by product family were as follows (in thousands):

	Year ended December 31,		$$ Increase / (Decrease)	% Increase / (Decrease)

Product Family	2003	2002

Cardiovascular products:
Triage BNP Test products	$103,224	$38,127	$65,097	171%
Triage Cardiac Panel and Cardio ProfilER products	20,439	18,514	1,925	10%
Triage MeterPlus products	3,494	3,662	(168)	(5% )

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	37,086	36,082	1,004	3%
Triage Microbiology products	5,055	4,445	610	14%
Total Product Sales	$169,298	$100,830	$68,468	68%

Product sales for 2003 increased 68% to $169.3 million from $100.8 million in 2002.   The increase in total product sales was primarily attributable to the $65.1 million growth in net sales of our Triage BNP Test.

Due to significant fluctuations in customer demand for the Triage BNP Test, including a significant acceleration in December 2003, distributor inventory levels of some of our products were below targeted stocking levels at December 31, 2003 and may in other periods be above targeted stocking levels.  We adjust our manufacturing capacity to meet our changing estimates of production demand through the management of the number of production shifts we operate and through the implementation of additional automated manufacturing equipment.  Product sales in future quarters to our distributors will be impacted as we and our distributors attempt to adjust the distributors’ inventories to targeted stocking levels and as we improve our effectiveness and efficiency in adjusting our manufacturing capacity and output.  Our product sales are also impacted by the buying patterns of the distributors and other customers.  As a result of acceleration of customer demand for our Triage BNP Test in December 2003 and early 2004, we are increasing our production capacity during the first quarter of 2004.

Net sales of our cardiovascular products, consisting of our Triage BNP Test, Triage Cardiac Panel, Triage Cardio ProfilER and the Triage MeterPlus, totaled $127.2 million for 2003, as compared to $60.3 million for 2002.  Our cardiovascular products’ net sales growth of 111% was primarily due to growth in sales volume of our Triage BNP Test.  Our product sales growth rate for our Triage BNP Test in future periods will likely be lower than in past periods because of increased competition from alternative tests that aid in the diagnosis of CHF.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Test may decline.

Net sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were approximately $42.1 million for 2003, compared to $40.5 million for 2002.  The net sales increase of these products was primarily due to the growth in sales volume of our Triage TOX Drug Screen that was partially offset by a decrease in our average net selling prices of our Triage Drugs of Abuse Panel products.  We believe that the domestic sales of the Triage Drugs of Abuse Panel products may continue to decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.  The Triage TOX Drug Screen was launched in the United States in February 2002.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for 2003 were $4.1 million, compared to $4.4 million for 2002.  Contract revenues recognized during 2003 consisted primarily of research funding, antibody fees and milestone revenues.  In June 2000, we entered into an alliance with Medarex Inc.  Under the terms of the agreement, we receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. We recognized $750,000 of research funding from the alliance with Medarex during each quarter of 2003 and 2002.  Other contract revenues recognized during 2003 and 2002 included license fees, antibody fees, and amortization of up-front technology access fees.  The decrease in contract revenues during 2003, compared to 2002, resulted primarily from the grant of a non-exclusive license from us to a company for certain proprietary technology in 2002.  No license fees were recognized in 2003.

Biosite Discovery activities are performed and its costs are incurred by certain of our research and development departments.  These Biosite Discovery research and development resources concurrently focus on programs for our collaborators, which generate our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $5.7 million for 2003, as compared to approximately $5.2 million for 2002.  These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales. Gross profit from product sales increased 59% to $110.7 million in 2003 from $69.5 million in 2002.  Gross profits increased primarily due to an overall increase in product sales.  The overall gross margin for 2003 was 65%, compared to 69% for 2002.

During 2003, in response to the rapid product sales growth trend for the Triage BNP Test, we made significant investments to expand our production capacity through the addition of production shifts, facility improvements, and implementation of automated and semi-automated equipment, in order to ensure our ability to satisfy anticipated customer demands and maintain customer satisfaction.  As a result of changes in sales expectations for the third and fourth quarters of 2003, we scaled back our production during that time.  Consequently, our increased manufacturing costs were spread over a smaller than anticipated production volume, contributing to lower gross margins in the third and fourth quarters of 2003 than in the same periods of 2002.  The decrease in the overall gross margin in 2003 also resulted from the changing mix of our sales of products, which have different gross margins.  Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel.  Sales of our cardiovascular products represented 75% and 60% of our product sales for 2003 and 2002, respectively.  Our newer products are expected to continue to realize lower gross margins than our Triage Drugs of Abuse Panel.

Although our gross profits may continue to grow, we expect our overall gross margins to continue to fluctuate as a result of our fixed manufacturing costs being spread over changing production volumes and the changing mix of net sales of products with different gross margins.  Additionally, our gross margins may continue to decrease as a result of competitive pricing pressures.  We have in the past, and may again, experience inefficiencies as we adjust our manufacturing capacity and production output to meet estimated product demand, and as we implement automated and semi-automated equipment in our manufacturing processes.

Selling, General and Administrative Expenses (SG&A expenses). SG&A expenses increased 52% to $51.9 million in 2003 from $34.2 million in 2002.  The increase in SG&A expenses was primarily associated with the formation of our direct sales and distribution operations in France and Germany, as well as the addition of sales, clinical education and technical service resources in the United States, expanded sales activities related to our broader product lines and scale-up in additional markets such as physician offices, marketing activities relating to new products, increased administrative costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on our financial performance.

We expect SG&A expenses in 2004 to be higher than in 2003, as we continue to increase our sales, marketing, administration, clinical education and technical service resources, as well as continue to build our direct sales and distribution infrastructure in Europe.  A significant portion of the 2003 increase in sales and field support resources occurred during the latter half of the year and is expected to contribute to the growth we anticipate in 2004.  We also expect to expand our overall operations, including sales and marketing program activities for our new products, continued expansion of our direct sales operations in Europe and administrative support functions and infrastructure.

The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.

Research and Development Expenses (R&D expenses). R&D expenses increased 51% to $24.5 million in 2003 from $16.2 million in 2002.  During 2003 and 2002, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products and manufacturing processes, and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery.  The increase in R&D expenses during 2003 was primarily related to increased R&D activities as well as increased performance-based compensation resulting from our performance versus our beginning of the year goals.

We expect our research and development expenses for 2004 to be higher than in 2003.  The increased expenditures will relate primarily to product development efforts, including the potential development of diagnostic products for stroke, shortness of breath and acute coronary syndromes, clinical studies, a platform development program intended to miniaturize the Triage MeterPlus, Biosite Discovery, and scale-up activities associated with potential new products.  The timing of the expenditures and their magnitude depends primarily on the progress and success of research and development and the timing of potential product launches.

License and Patent Disputes. Expenses associated with license and patent disputes incurred during 2002 totaled $4.0 million.  We did not incur any such expenses during 2003.  The 2002 expenses consisted primarily of legal costs related to our litigation with XOMA Ltd. and its affiliates, or XOMA.  In September 2002, we announced that we resolved all outstanding disputes regarding patent and licensing issues with XOMA so as to permit each the freedom to operate its business, and the related legal proceedings have been dismissed.

Interest and Other Income, net. Interest and other income was $1.4 million and $2.0 million in 2003 and 2002, respectively.  The decrease in 2003 resulted primarily from lower interest income from our cash equivalents and marketable securities due to an overall decline in interest rates and a lower average balance of cash and marketable securities during 2003 compared to 2002.

Provision for Income Taxes. As a result of the pre-tax income and the tax credits generated in 2003, we recorded a provision for income taxes of $15.1 million for 2003.  Our annual effective tax rate for 2003 and 2002 was 37.8% and 37.6%, respectively.  For 2002, we recorded a provision for income taxes of $8.1 million.

Years ended December 31, 2002 and 2001

Product Sales. Product sales for 2002 increased 62% to $100.8 million from $62.2 in 2001.   The increase in total product sales was primarily attributable to the $34.7 million growth in net sales of our Triage BNP Test.  Net sales of our cardiovascular products, consisting of our Triage Cardiac Panel, Triage BNP Test and the Triage MeterPlus, totaled $60.3 million for 2002, compared to $21.2 million for 2001.  The net sales growth of our cardiovascular products of 184% was primarily due to growth in sales volume of our Triage BNP Test.  Net sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were approximately $40.5 million for 2002, compared to $41.0 million for 2001.  The net sales decrease of these products was primarily due to a decrease in our average net selling prices that was partially offset by an increase in sales volume of these products.

Contract Revenues.  Contract revenues for 2002 were $4.4 million, compared to $3.5 million for 2001.  Contract revenues recognized during 2002 consisted primarily of license fees, research funding and antibody fees.  We recognized $750,000 during each quarter of 2002 and 2001 of research funding from our alliance with Medarex.  Other contract revenues recognized during 2002 and 2001 included license fees, antibody fees, and amortization of up-front technology access fees.  The increase in contract revenues during 2002, as compared to 2001, resulted primarily from the grant of a non-exclusive license from us to a company for certain proprietary technology.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $5.2 million for 2002, as compared to approximately $4.2 million for 2001.   These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales. Gross profit from product sales increased 55% to $69.5 million in 2002 from $44.8 million in 2001.  Gross profits increased primarily due to an overall increase in product sales.  The overall gross margin for 2002 was 69%, compared to 72% for 2001.  The decrease in the overall gross margin primarily resulted from the changing mix of net sales of our products that have different gross margins, and from manufacturing inefficiencies experienced as we increased our manufacturing capacity by adding production shifts and implementing semi-automated and automated manufacturing equipment into the manufacturing processes.  Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel.  Sales of our cardiovascular products represented 60% and 34% of our product sales for 2002 and 2001, respectively.

Selling, General and Administrative Expenses (SG&A expenses). SG&A expenses increased 50% to $34.2 million in 2002 from $22.8 million in 2001.  The increases in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, expanded sales activities related to our broader product lines, additional marketing activities relating to new products, increased administrative costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on our financial performance.

Research and Development Expenses (R&D expenses). R&D expenses increased 17% to $16.2 million in 2002 from $13.8 million in 2001.  During 2002 and 2001, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products and manufacturing processes, and research activities associated with Biosite Discovery.  The increase in R&D expenses during 2002 was primarily related to increased R&D activities as well as increased performance-based compensation resulting from our performance versus our beginning of the year goals.

License and Patent Disputes. Expenses associated with license and patent disputes incurred during 2002 totaled $4.0 million, compared to $3.2 million for 2001.  The expenses consisted primarily of legal costs related to our litigation with XOMA.  No expenses associated with the XOMA litigation were incurred prior to May 2001.

Interest and Other Income, net. Interest and other income was $2.0 million and $2.1 million in 2002 and 2001, respectively.  The decrease resulted primarily from lower interest income from our cash equivalents and marketable securities due to overall decline in interest rates, offset by the higher average balance of cash and marketable securities during 2002 compared to 2001.

Provision for Income Taxes. As a result of the pre-tax income and the estimated tax credits generated in 2002, we recorded a provision for income taxes of $8.1 million for 2002.  For 2001, we recorded a provision for income taxes of $3.8 million.

Liquidity and Capital Resources

We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income.  As of December 31, 2003, we had cash, cash equivalents and marketable securities of approximately $53.9 million compared to $71.2 million as of December 31, 2002.

The decrease in cash, cash equivalents and marketable securities during 2003 was largely attributable to cash used in the purchase of land for the construction of our new corporate complex, offset by cash generated by operating activities of $17.2 million.  In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  Through December 31, 2003, we have expended an additional $6.9 million for the design and construction of the new corporate complex.  We expect the new complex will provide us with up to 800,000 square feet of space and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $95 million.  We currently plan to finance the construction of the complex using a combination of available cash balances and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the first phase of construction to be completed in the first quarter of 2005 and do not anticipate expanding our operations to the new facility prior to then.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

Cash generated from operating activities in 2003 totaled $17.2 million.  The primary contributor to cash generated from operating activities was our net income for 2003 of $24.8 million.  Cash generated from operating activities also included increases in accounts payable, accrued employee expenses, income taxes payable, and accrued liabilities totaling approximately $9.4 million and non-cash expenses such as depreciation and amortization of $10.5 million, offset by increases in accounts receivable of $12.8 million and inventory of $15.5 million.   Other sources of cash included the receipt of $14.9 million in proceeds from equipment financing and proceeds from the issuance of stock under our stock plans of $12.3 million.  Other significant uses of cash during 2003 included expenditures for design and construction of our new corporate complex of $6.9 million, leasehold improvements and capital equipment of approximately $23.6 million and principal payments under equipment financing debt arrangements of $3.2 million.

The increase in cash, cash equivalents and marketable securities during 2002 was largely attributable to cash generated from operating activities of $22.9 million.  The primary contributor to cash generated from operating activities was our net income for 2002 of $13.4 million.  Cash generated from operating activities also included increases in income taxes payable, accounts payable and accrued liabilities totaling approximately $10.3 million and non-cash expenses such as depreciation and amortization of $6.0 million, offset by increases in accounts receivable of $2.7 million and inventory of $5.2 million.   Other sources of cash included the receipt of $4.0 million in proceeds from equipment financing and proceeds from the issuance of stock under our stock plans of $3.0 million.  Significant uses of cash during 2002 included expenditures for leasehold improvements and capital equipment of $10.7 million, principal payments under equipment financing debt arrangements of $2.0 million and additional escrow deposits totaling $750,000 related to the purchase of land for our future corporate complex.

Our primary short-term needs for capital, which are subject to change, are for the construction of the new corporate complex, support of our commercialization efforts related to our products, including expansion of our direct sales force and field support resources, improvements in our manufacturing capacity and efficiency, facility expansion, new product development, clinical studies, and the continued advancement of research and development efforts.  We executed agreements to license technologies patented by others that call for milestone payments and future royalties based on product sales utilizing the licensed technologies.  We may enter into additional licensing agreements that may include up-front and annual cash payments, milestone payments and future royalties based on product sales utilizing the licensed technologies. We utilized and may continue to utilize credit arrangements with financial institutions to finance the purchase of capital equipment. As of December 31, 2003, we had an equipment financing line of credit with a financial institution for $10.0 million, of which $7.8 million was available for future borrowings. The line of credit expires on September 30, 2004. Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except for the potential funding requirement of a portion of the construction cost of our new corporate complex.  We have used available cash balances to purchase of the land for our new corporate complex and pay for the design and construction costs to date.  For the remainder of the construction costs, we plan to utilize a combination of available cash and debt financing, if necessary.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•                  the extent to which our new products and products under development are successfully developed, gain market acceptance and become and remain competitive;

•                  the timing and variability of significant orders;

•                  seasonal or unanticipated changes in customer demand;

•                  regulatory changes, uncertainties or delays;

•                  the costs, timing and effectiveness of further expansion of sales, marketing and manufacturing activities and resources, expansion of our manufacturing capacity and Biosite Discovery activities and our facilities expansion needs;

•                  the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues;

•                  the timing and results of research and development efforts including clinical studies and regulatory actions regarding our potential products;

•                  changes in third-party reimbursement policies; and

•                  the costs and timing associated with business development activities, including potential licensing of technologies patented by others.

Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2003.  This table should be read in conjunction with Item 7, ”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$18,822	$4,664	$12,081	$2,077	$—
Operating lease obligations	3,581	2,299	1,282	—	—
New corporate complex construction commitments	23,502	23,502	—	—	—
Purchase obligations (1)	19,905	16,540	3,365	—	—
Total	$65,810	$47,005	$16,728	$2,077	$—

(1) Purchase obligations include commitments to purchase components and raw materials used in the manufacture of our products, and other recurring purchases made in the normal course of business to meet operational and capital expenditure requirements.

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

During the last half of 2003 and into 2004, we significantly expanded our direct sales and distribution operations in France, Germany, Belgium and the United Kingdom, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated in local currencies and are subject to fluctuations in currency exchange rates.  During 2003, the Euro to U.S. dollar currency exchange rate increased 20% to 1.26 Euro per U.S. dollar.  Significant fluctuations in currency exchange rates may negatively impact our consolidated sales and earnings.

International sales and operations are also subject to a variety of other risks, including:

•                  difficulty in staffing, monitoring and managing foreign operations;

•                  reduced flexibility and increased cost of staffing adjustments;

•                  longer collection cycles;

•                  greater risk of uncollectible accounts;

•                  unknown or changes in regulatory practices, including import or export license requirements, trade barriers, tariffs and tax laws;

•                  adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries;

•                  political, social or economic conditions and changes in these foreign markets; and

•                    government spending patterns.

Further, we purchase our Triage MeterPlus inventory from LRE in Euros, and we incur employee and other operating costs in foreign currencies. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results. In prior years, we have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of December 31, 2003, we had no outstanding forward exchange contracts.  Total receivables and payables denominated in foreign currencies as of December 31, 2003 were not material.

Item 8.                    Financial Statements and Supplementary Data

Refer to the Index on Page F-l hereto.

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                                                  Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act of 1934) as of the end of the period covered by this Annual Report.  Based upon that evaluation, the CEO and CFO concluded that, as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our periodic SEC filings.  There was no change in our internal controls that occurred during the fourth fiscal quarter in the period covered by this report that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART III

Some information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.                                                  Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information in the sections entitled “Election of Directors” and “Executive Officers” in the Proxy Statement.

Item 11.                                                  Executive Compensation

The information required by this item is incorporated by reference from the information in the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.                 Principal Accountant Fees and Services

The information required by this item is contained in the Section entitled “Ratification of Selection of Independent Auditors” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           (1)  Financial Statements

Refer to the Index on page F-l hereto.

(2)  Financial Statement Schedules

Refer to Schedule II, Valuation and Qualifying Accounts, hereto.

The other financial statement schedules required by this item have been omitted since they are either not required, not applicable or the information is otherwise included.

(3)         Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.(i) (9)	Restated Certificate of Incorporation.

3.(i) (9)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.(i) (9)	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.

3.(ii) (11)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.(iii) (2)	Amended and Restated Bylaws.

4.1(13)	Form of Common Stock Certificate with rights legend.

10.1(1) (A)	Amended and Restated 1989 Stock Plan of Biosite Incorporated.

10.2(4) (A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated (“1996 Stock Plan”).

10.3(1) (A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

10.4(1) (A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.

10.5(5) (A)	Biosite Incorporated Amended and Restated Employee Stock Purchase Plan.

10.6(1) (A)	Form of Indemnity Agreement between the Company and its officers and directors.

10.7(1)	Sublease Agreement between Biosite and General Atomics, dated February 17, 1992, as amended on August 10, 1992, January 21, 1993, October 29, 1993, March 1, 1995 and October 1, 1996.

10.8(1) (+)	Antibody License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995, as amended on July 26, 1996.

10.9(1) (+)	Easy Assay License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995.

10.11(1) (+)	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.

10.19(1)	Debenture Purchase Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated as of September 22, 1995.

10.20(1) (+)	Settlement and License Agreement & Agreement of Dismissal with Prejudice, between Biosite and Abbott Laboratories, dated as of September 6, 1996.

10.21(1)	Lease Agreement between Biosite and TCEP II Properties Limited Partnership dated July 26, 1996.

10.22(1)	Lease Agreement between Biosite and Sorrento West Limited dated September 21, 1994.

10.23(3)	Rights Agreement dated as of October 22, 1997 between Biosite (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.24(7)

Amendment No. 1 to Rights Agreement dated as of December 9, 1999 between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.25(8)

Amendment No. 2 to Rights Agreement dated as of July 18, 2001 between Biosite Incorporated (formally Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) and American Stock Transfer and Trust as successor Rights Agent.

10.28(6) (+)	Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. dated January 1, 2001.

10.29(13) (*)	Distributorship Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2004.

10.30(14)	Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated December 7, 2001.

10.31(14)	First Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 12, 2002.

10.32(14)	Second Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 14, 2002.

10.34(15)	Third Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated June 10, 2002.

10.35(15)	Fourth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated January 24, 2003.

10.36(15)	Fifth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated April 25, 2003.

10.37(15)	Sixth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated May 27, 2003.

10.38(15)	Seventh Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated June 16, 2003.

10.39(16)	Eighth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated September 15, 2003.

10.40(17)	Ninth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated October 9, 2003.

10.41(18) (+)	Distribution Agreement between Biosite and PSS World Medical, Inc. dated May 13, 2003.

10.42(12) (A)	Biosite Incorporated 2002 Nonqualified Stock Incentive Plan.

10.43(19) (A)	Biosite Incorporated Executive Bonus Plan.

10.44(20) (A)	Biosite Incorporated Nonqualified Deferred Compensation Plan effective June 1, 2002.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, independent auditors.

31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer

31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer

32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer

32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

(1)                                  Incorporated by reference to the exhibits of the same number to Biosite’s Registration Statement on Form S-1, No. 333-17657.

(2)                                  Incorporated by reference to Exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(3)                                  Incorporated by reference to Exhibit 4.1 to Biosite’s Registration Statement on Form 8-A, filed on October 28, 1997.

(4)                                  Incorporated by reference to Exhibit 10.1 to Biosite’s Registration Statement on Form S-8 (No. 333-106565), filed on June 27, 2003.

(5)                                  Incorporated by reference to Exhibit C to Biosite’s Definitive Proxy Statement dated April 30, 2003 and filed with the Securities and Exchange Commission.

(6)                                  Incorporated by reference to Exhibit 10.29 to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)                                  Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

(8)                                  Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

(9)                                  Incorporated by reference to Exhibit 3(i) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)                            Incorporated by reference to exhibits of the same number to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)                            Incorporated by reference to exhibits of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(12)                            Incorporated by reference to Exhibit 10.33 to Biosite’s Registration Statement on Form S-8 (No. 333-111075), filed on December 11, 2003.

(13)                            Incorporated by reference to Exhibit 10.43 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(14)                            Incorporated by reference to exhibits of the same number to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2001.

(15)                            Incorporated by reference to exhibits of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(16)                            Incorporated by reference to Exhibit 10.40 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)                            Incorporated by reference to Exhibit 10.41 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(18)                            Incorporated by reference to Exhibit 10.39 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(19)                            Incorporated by reference to Exhibit 10.34 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(20)                            Incorporated by reference to Exhibit 10.42 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(A)          Indicates management contract or compensatory plan or arrangement.

(+)                                 Confidential treatment has been granted for certain portions of these exhibits, which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(*)                                 Confidential treatment has been requested for certain portions of this exhibit, which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K

On October 22, 2003, we filed a current report on Form 8-K, furnishing under Item 12. “Results of Operations and Financial Condition,” information relating to our financial results for the third quarter ended September 30, 2003.

c)  Exhibits

Refer to Item 15(a)(3) above.

d)  Financial Statement Schedules

Refer to Item 15(a)(2) above.

BIOSITE INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Biosite has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

BIOSITE INCORPORATED

/s/ KIM D. BLICKENSTAFF	Date: March 11, 2004
Kim D. Blickenstaff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ KIM D. BLICKENSTAFF	President, Chief Executive Officer	March 11, 2004
Kim D. Blickenstaff	(Principal Executive Officer) and
Director

/s/ CHRISTOPHER J. TWOMEY	Vice President, Finance, Chief	March 11, 2004
Christopher J. Twomey	Financial Officer and Secretary
(Principal Financial Officer and
Accounting Officer)

/s/ TIMOTHY J. WOLLAEGER	Chairman of the Board	March 11, 2004
Timothy J. Wollaeger

/S/ KENNETH F. BUECHLER, PH.D.	Director	March 11, 2004
Kenneth F. Buechler, Ph.D.

/s/ ANTHONY DEMARIA, M.D.	Director	March 11, 2004
Anthony DeMaria, M.D.

/s/ HOWARD E. GREENE, JR.	Director	March 11, 2004
Howard E. Greene, Jr.

/s/ LONNIE M. SMITH	Director	March 11, 2004
Lonnie M. Smith

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Biosite Incorporated

We have audited the accompanying consolidated balance sheets of Biosite Incorporated as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosite Incorporated as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

San Diego, California
January 23, 2004

BIOSITE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$19,537	$19,113
Marketable securities	34,397	52,052
Accounts receivable	23,755	10,996
Inventories	27,780	12,295
Income taxes receivable	2,203	—
Deferred income taxes	4,076	2,753
Prepaid expenses and other current assets	3,255	1,821
Total current assets	115,003	99,030

Property, equipment and leasehold improvements, net	71,408	19,864
Deferred income taxes	—	1,125
Patents and license rights, net	6,771	7,899
Deposits and other assets	1,442	3,336
Total assets	$194,624	$131,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,905	$3,789
Accrued employee expenses	8,463	6,992
Current portion of long-term debt	4,664	2,224
Income taxes payable	—	2,151
Accrued royalties and deferred revenue	1,456	1,747
Other current liabilities	2,640	1,157
Total current liabilities	24,128	18,060

Long-term debt	14,158	4,948
Deferred income taxes	1,839	—
Other long-term liabilities	1,596	305

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $.01 par value, 40,000 and 25,000 shares authorized at December 31, 2003 and 2002; respectively, 15,618 and 14,895 shares issued and outstanding at December 31, 2003 and 2002, respectively	156	149
Additional paid-in capital	99,821	79,544
Accumulated other comprehensive income, net of related tax effect of $66 and $257 at December 31, 2003 and 2002, respectively	300	385
Retained earnings	52,626	27,863
Total stockholders’ equity	152,903	107,941
Total liabilities and stockholders’ equity	$194,624	$131,254

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product sales	$169,298	$100,830	$62,155
Contract revenues	4,066	4,396	3,485
Total revenues	173,364	105,226	65,640

Operating expenses:
Cost of product sales	58,567	31,312	17,400
Selling, general and administrative	51,944	34,208	22,845
Research and development	24,474	16,160	13,778
License and patent disputes	—	4,043	3,204
Total operating expenses	134,985	85,723	57,227

Operating income	38,379	19,503	8,413

Interest and other income, net	1,436	1,971	2,146

Income before provision for income taxes	39,815	21,474	10,559
Provision for income taxes	(15,052)	(8,080)	(3,833)

Net income	$24,763	$13,394	$6,726

Net income per share:
Basic	$1.62	$0.91	$0.47
Diluted	$1.50	$0.86	$0.44

Shares used in calculating per share amounts:
Basic	15,295	14,742	14,413
Diluted	16,497	15,512	15,430

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2000	—	$—	14,127	$141	$65,085	$(83)	$7,743	$72,886
Components of comprehensive income:
Net income	—	—	—	—	—	—	6,726	6,726
Change in unrealized net gain (loss) on available-for-sale securities, net of $327 income tax effect	—	—	—	—	—	488	—	488
Total comprehensive income								7,214
Issuance of common stock under stock plans, net	—	—	512	5	6,136	—	—	6,141
Compensation related to stock options granted to non-employees	—	—	—	—	50	—	—	50
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	4,620	—	—	4,620
Balance at December 31, 2001	—	$—	14,639	$146	$75,891	$405	$14,469	$90,911
Components of comprehensive income:
Net income	—	—	—	—	—	—	13,394	13,394
Change in unrealized net gain (loss) on available-for-sale securities, net of $14 income tax effect	—	—	—	—	—	(20)	—	(20)
Total comprehensive income								13,374
Issuance of common stock under stock plans, net	—	—	256	3	3,029	—	—	3,032
Compensation related to stock options granted to non-employees	—	—	—	—	16	—	—	16
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	608	—	—	608
Balance at December 31, 2002	—	$—	14,895	$149	$79,544	$385	$27,863	$107,941
Components of comprehensive income:
Net income	—	—	—	—	—	—	24,763	24,763
Other comprehensive income:
Change in unrealized net gain (loss) on available-for-sale securities, net of $190 income tax effect	—	—	—	—	—	(285)	—	(285)
Foreign currency translation gain	—	—	—	—	—	200	—	200
Total comprehensive income								24,678
Issuance of common stock under stock plans, net	—	—	723	7	12,322	—	—	12,329
Compensation related to stock options granted to non-employees	—	—	—	—	20	—	—	20
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	7,935	—	—	7,935
Balance at December 31, 2003	—	$—	15,618	$156	$99,821	$300	$52,626	$152,903

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001

Operating activities:
Net income	$24,763	$13,394	$6,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,515	6,029	4,173
Amortization of deferred compensation and non-cash equity compensation	20	16	50
Deferred income taxes	1,641	1,658	532
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(704)	—	—
Accounts receivable	(12,759)	(2,742)	3,540
Inventory	(15,485)	(5,178)	(672)
Income taxes and other current assets	2,366	2,289	5,450
Accounts payable	3,116	1,463	1,033
Accrued employee expenses	1,471	4,441	325
Accrued royalties and other current liabilities	905	1,502	525
Long-term liabilities	1,102	—	—
Foreign currency translation	200	—	—
Net cash provided by operating activities	17,151	22,872	21,682

Investing activities:
Proceeds from sales and maturities of marketable securities	40,941	31,408	44,865
Purchase of marketable securities	(22,867)	(40,739)	(52,136)
Purchase of property, equipment and leasehold improvements	(58,674)	(10,742)	(6,583)
Patents, license rights, deposits and other assets	(106)	(1,655)	(2,576)
Net cash used in investing activities	(40,706)	(21,728)	(16,430)

Financing activities:
Proceeds from issuance of equipment notes payable	14,850	3,952	1,951
Principal payments under equipment notes payable	(3,200)	(2,025)	(2,133)
Proceeds from issuance of stock under stock plans, net	12,329	3,031	6,141
Net cash provided by financing activities	23,979	4,958	5,959

Increase in cash and cash equivalents	424	6,102	11,211

Cash and cash equivalents at beginning of year	19,113	13,011	1,800
Cash and cash equivalents at end of year	$19,537	$19,113	$13,011

Supplemental disclosures of cash flow information:
Interest paid	$639	$448	$432
Income taxes paid (refund)	$9,852	$3,507	$(1,693)
Income tax benefit of disqualifying dispositions of stock	$7,935	$608	$4,620

See accompanying notes.

BIOSITE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and Summary of Significant Policies

Organization and Business Activity

Founded in 1988, Biosite® Incorporated is a leading provider of novel, rapid medical diagnostics that improve a physician’s ability to diagnose critical diseases and health conditions.  We believe that improvements in diagnosis of high-acuity diseases and conditions can help healthcare providers make better medical decisions, improve the quality of patient care and contribute to cost-effective medical treatment.  We focus on disease categories that are in need of improved diagnosis and monitoring.  In selecting market opportunities, we primarily target large categories of disease that lack accurate or timely diagnostic methods.  Currently, we offer tests for drug screening, heart attack, congestive heart failure, acute coronary syndromes, and certain bacterial and parasitic infections.

Our products are principally sold to hospitals, which number approximately 5,400 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals.  In May 2003, we entered into a distributor relationship with Physician Sales and Service of PSS World Medical, Inc., or PSS, to market our products to the physician office practices.  We also employ a small direct sales team that focuses on the physician office practices.  We also employ a field-based network of clinically experienced individuals that support the sales force by providing pre- and post- sale education and training.

In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During 2003 and early 2004, we initiated direct sales and distribution operations in France, Germany, Belgium and the United Kingdom and, over the next few years, we may transition the distribution of our products in some additional European countries to a direct sales and distribution basis.

In 1999, we launched Biosite Discovery, a research program dedicated to the identification and evaluation of targets with novel therapeutic and/or diagnostic applications.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, and also access targets via internal research and licensing programs.  Once protein targets are selected, we utilize our antibody development capabilities to develop immunoassays for these targets and then conduct high throughput screening using patient samples procured from clinical collaborators, often leading medical institutions.  If the diagnostic utility of a marker or panel of markers is established, the marker or panel is then assessed for commercialization potential, with high-value markers or panels added to our product development pipeline.  Additionally, we have the capacity to offer antibody development services to pharmaceutical and biotechnology companies seeking high-affinity antibodies for use in their drug research.  In return, we seek diagnostic licenses to their targets, as well as potential fees for deliverables, milestones and royalties.

Principles of Consolidation

The consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Our collaborative development agreements generally contain specific payments for specific activities or elements of the agreements.  Among the payments we might receive under the agreements are: up-front technology access fees, research funding, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which Biosite has produced antibodies for as long as the targets remain in development by our partners, milestone fees on drug targets that reach certain pre-clinical milestones and royalties should products successfully be commercialized as a result of the collaboration.  Up-front technology access fees are recognized over the term of the agreement or ongoing research period, as applicable, unless we have no further continuing performance obligations related to the fees.  Research funding is recognized over the applicable research period on a straight-line basis, which approximates the underlying performance.  Milestone payments, such as antibody development fees and clinical milestones, are recognized when earned, as the milestone events are substantive and their achievability is not reasonably assured at the inception of the agreement.  The achievement of milestones may not be dependent on our performance.  Contract revenues that are based on the performance of and collection by our collaborative partners or their partners are deferred until such performance is complete and collection is probable.  We believe that each payment element of these agreements represents the fair value of the element at the date of the agreement.

Segment Information, Major Customers and Suppliers

Financial Accounting Standards Board’s Statement No. 131, Segment Information, FAS 131, amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments.  Operating segments, as defined in FAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by us in deciding how to allocate resources and in assessing performance.  FAS 131 also requires disclosures about our products and services, geographic areas and major customers.

Management of Biosite has determined that we currently operate principally in one operating segment: the discovery, development, manufacture and marketing of rapid, accurate and cost-effective diagnostics that improve the quality of patient care and simplify the practice of laboratory medicine.  Our chief operating decision-making group is the Management Group, which is comprised of the Chief Executive Officer, Senior Vice Presidents and Vice Presidents.  The Management Group primarily decides how to allocate resources based on the overall operating results and the contribution of each functional area towards achieving our business and financial goals.  Our principal functional areas are:  1) Finance and Administration,  2) Sales and Marketing,  3) Research and Development and 4) Manufacturing.

Sales to Fisher represented 90%, 87% and 85% of our product sales in 2003, 2002 and 2001, respectively.  At December 31, 2003 and 2002, receivable amounts due from Fisher represented approximately 82% and 82%, respectively, of our accounts receivable.  Export sales to international customers amounted to $14.5 million, $11.4 million and $7.7 million in 2003, 2002 and 2001, respectively.

Certain components and raw materials used in the manufacture of our products are provided by single-source vendors.  Any supply interruption in a sole-sourced component or raw material would affect our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented or developed.  LRE Technology Partner GmbH, or LRE, is the sole manufacturer of the fluorescent meters used with our Triage MeterPlus platform products, including the Triage Cardiac Panel, Triage BNP Test and Triage TOX Drug Screen and others currently under development.  Beckman Coulter, Inc. is the sole manufacturer of Biosite’s Triage BNP test for Beckman Coulter Immunoassay Systems, and related calibrations and controls for that product.

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

Marketable Securities

Based on the nature of the assets held by us and management’s investment strategy, our investments have been classified as either available-for-sale or trading securities.  Management determines the appropriate classification of securities at the time of purchase.  Securities classified as available-for-sale or trading are carried at estimated fair value, as determined by quoted market prices at the balance sheet date.  The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a component of comprehensive income.  Unrealized gains or losses on trading securities are reported in interest income.  At December 31, 2003, we had no investments that were classified as held-to-maturity.  The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value and are included in interest income.  The cost of securities sold is based on the specific identification method.  Interest on trading securities and securities classified as available-for-sale is included in interest income.

Accounts Receivable

Accounts receivable consists of trade receivables due from customers for the sale of our products.  Payment terms vary on a customer by customer basis, and generally range from cash on delivery to net, 90 days.  Receivables are considered past due when it has exceeded its payment terms.  Accounts receivable have been reduced by an estimated allowance for doubtful accounts.  We estimate our allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable.  Customer payment history and patterns, historical losses, economic and political conditions, trends and individual circumstances are among the items considered when evaluating the collectibility of the receivables.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market value and have been reduced by an estimated allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, as well as, judgments, quality control testing data, and assumptions about the likelihood of obsolescence.

Warranty Reserve

Our warranty allowance primarily relates to warranty coverage extended with the placement of the Triage MeterPlus.  The allowance is established at an amount net of any warranty costs that would covered by LRE, the manufacturer of the Triage MeterPlus.  Historical experience and trends detailing returns and replacement activity in total and those that have been covered by LRE’s manufacturer’s warranty are used in estimating our warranty allowance.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at historical cost.

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

Long-lived and Intangible Assets

Our policy is to review the carrying amounts of long-lived and intangibles assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of intangible assets, management’s policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary. We do not believe the carrying amounts of long-lived and intangible assets are impaired at December 31, 2003.

Employee Stock Plans

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, APB 25, and related interpretations in accounting for our stock-based compensation.  Stock options issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF 96-18 and are periodically re-measured as the stock options vest.  During the years ended December 31, 2003, 2002 and 2001, no shares of common stock were issued to outside consultants for services received by the Company.

Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  The weighted average fair values of options granted during 2003, 2002 and 2001 were $29.83, $18.52 and $25.89, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate	2.52%	3.02%	4.46%
Volatility	85%	87%	90%
Dividend yield	0%	0%	0%
Expected life of options	6.1 years	5.9 years	5.5 years

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the options’ vesting periods.  Our adjusted pro forma information is as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)

Net income, as reported	$24,763	$13,394	$6,726
Pro forma SFAS 123 compensation expense (net of tax)	(16,816)	(11,823)	(4,850)
Adjusted pro forma net income	$7,947	$1,571	$1,876
Adjusted pro forma basic net income per share	$0.52	$0.11	$0.13
Adjusted pro forma diluted net income per share	$0.48	$0.10	$0.12

The pro forma effects on net income for 2003, 2002 and 2001 are not likely to be representative of the effects on reported net income or loss in future years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

Research and Development

Research and development costs are expensed as incurred.  Such costs include personnel costs, supplies, clinical trials, allocated facilities, depreciation, amortization and other indirect costs.

Concentration of Credit Risk

We sell our products in the United States primarily to Fisher.  Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required.  We perform credit evaluations and maintain an allowance for potential credit losses.  Credit losses in the United States have been minimal and within management’s expectations.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During 2003 and early 2004, we initiated direct sales and distribution operations in France, Germany, Belgium and the United Kingdom and, over the next few years, we may transition the distribution of our products in some additional European countries to a direct sales and distribution basis.

We invest our excess cash in debt instruments of the U.S. Government, financial institutions and corporations with strong credit ratings.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity.  These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options.

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	15,295	14,742	14,413

Effect of common share equivalents:
Net effect of dilutive common stock options using the treasury stock method	1,202	770	1,017
Shares used in calculating per share amounts – Diluted	16,497	15,512	15,430

Comprehensive Income

Financial Accounting Standards Board’s Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components.  FAS 130 requires the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income.  Comprehensive income is included in our Consolidated Statements of Stockholders’ Equity.

The accumulated unrealized gain on marketable securities, net of tax, was $100,000 as of December 31, 2003.  The accumulated foreign currency translation gain as of December 31, 2003 was $200,000.

Effect of New Accounting Standards

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  We adopted this provision for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s results of operations and financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  In December 2003, the FASB issued FIN 46R, a revision to FIN 46.  FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004.  We do not expect the adoption of FIN 46 or FIN 46R to have a material impact upon our financial position, cash flows or results of operations.

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

Reclassification

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the presentation of the 2003 financial statements.

2.        Licensing Rights and Agreements

We have entered into licensing agreements to utilize certain antibodies and/or technologies in exchange for up-front, annual, milestone, or royalty payments or a combination thereof. Certain of the up-front and annual payments are creditable towards future royalties payable. Royalties may be payable at various rates for product sales derived from the licensed technologies.  At December 31, 2003 and 2002, total cost of license rights was $11.7 million and $11.7 million, respectively and accumulated amortization of the license rights was approximately $5.1 million and $3.9 million, respectively.  Amortization expense of license rights totaled $1.2 million, $1.1 million and $657,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  The estimated aggregate amortization expense related to license rights for the next five years is as follows:  2004 - $1.1 million, 2005 - $1.3 million, 2006 - $1.4 million, 2007 - $1.4 million, 2008- $1.0 million, thereafter - $476,000.

3.        Distribution and Biosite Discovery Collaborative Agreements

Distribution Agreements

In July 2003, we entered into a new distribution agreement with Fisher which extended Fisher’s role in the distribution of certain of our new products and some potential new products currently under development.  Under the agreement, we granted to Fisher a right to distribute certain of our products to hospitals within the United States.   The term of our distribution agreement with Fisher expires on December 31, 2005 and automatically renews for an additional one year unless a notice of non-renewal is delivered by either company.  Fisher purchases our products on a monthly basis through firm purchase orders.  Sales to Fisher represented 90%, 87% and 85% of our product sales in 2003, 2002 and 2001, respectively.   In May 2003, we entered into a distributor relationship with PSS to market our products to physician office practices in the United States.  Internationally, in addition to utilizing a direct sales force in certain countries, we sell our products to country-specific and regional distributors.

Biosite Discovery

In 1999, we launched Biosite Discovery, a research program dedicated to the identification of new protein targets for acute diseases.  Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and proteins accessed from clinical and commercial collaborators in order to determine their diagnostic utility.  We offer antibody development services to pharmaceutical and biotechnology companies seeking high-affinity antibodies for use in their drug research.  In return, we seek diagnostic licenses to their targets, as well as other potential fees.  Among the payments we might receive are: up-front technology access fees, antibody development fees upon the delivery of antibodies, annual maintenance fees on targets for which we have produced antibodies for as long as the targets remain in our collaborator’s drug development program, milestone fees on targets that reach certain clinical milestones and royalties should products successfully be commercialized as a result of the collaboration.  Under Biosite Discovery, we have executed agreements with different commercial and clinical collaborators, and we have executed several license or cross-license agreements with other companies.

During 2003, 2002 and 2001, we recognized contract revenues of $4.1 million, $4.4 million and $3.5 million, respectively, related to activities performed or milestones achieved under the collaborative agreements.  Under the terms of our 2000 agreement with Medarex, Inc., Medarex provides us with research funding of $3.0 million per year.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $5.7 million, $5.2 million and $4.2 million in 2003, 2002 and 2001, respectively, and are included in research and development expenses.

4.             Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities by balance sheet classification at December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,067	$—	$—	$10,067
Money market fund	9,470	—	—	9,470
	19,537	—	—	19,537
Marketable securities:
Trading securities – mutual funds held for nonqualified deferred compensation plan participants	974	189	—	1,163

Available-for-sale securities:
U.S. Government debt securities	16,642	119	(10)	16,751
U.S. Municipalities debt securities	635	5	—	640
Corporate debt securities	12,667	41	(21)	12,687
Certificate of deposit	3,124	32	—	3,156
	33,068	197	(31)	33,234
Total cash, cash equivalents and marketable securities	$53,579	$386	$(31)	$53,934

The following is a summary of cash, cash equivalents and marketable securities by balance sheet classification at December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$10,239	$—	$—	$10,239
Certificate of deposit	300	—	—	300
Money market fund	8,574	—	—	8,574
	19,113	—	—	19,113
Marketable securities:
Trading securities – mutual funds held for nonqualified deferred compensation plan participants	269	—	—	269

Available-for-sale securities:
U.S. Government debt securities	23,642	413	—	24,055
U.S. Municipalities debt securities	663	3	—	666
Corporate debt securities	20,653	213	—	20,866
Certificate of deposit	6,184	27	(15)	6,196
	51,142	656	(15)	51,783
Total cash, cash equivalents and marketable securities	$70,524	$656	$(15)	$71,165

The amortized cost and estimated fair values of available-for-sale marketable securities at December 31, 2003, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Marketable securities (available-for-sale):
Due in one year or less	$16,560	$9,403
Due after one year through two years	11,021	18,333
Due after two years	5,487	5,498
	$33,068	$33,234

Gross realized gains from the sale of cash, cash equivalents and marketable securities were approximately $206,000, $174,000, and $100,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  Gross realized losses from the sale of cash, cash equivalents and marketable securities were approximately $5,000, $14,000 and $128,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

5.        Balance Sheet Information

Net inventories consist of the following (in thousands):

	December 31,
	2003	2002

Raw materials	$13,327	$4,474
Work in process	11,476	6,027
Finished goods	2,977	1,794
	$27,780	$12,295

Property, equipment and leasehold improvements consist of the following (in thousands):

	December 31,
	2003	2002
Land under development	$28,820	$—
Machinery and equipment	32,672	21,711
Computer equipment	8,220	6,649
Furniture and fixtures	1,305	1,093
Leasehold improvements	14,632	7,002
Construction in progress - new corporate complex	6,268	—
Construction in progress - other	10,379	5,217
	102,296	41,672
Less accumulated depreciation	(30,888)	(21,808)
	$71,408	$19,864

Depreciation expense was approximately $9.4 million, $4.5 million and $3.4 million for years ended December 31, 2003, 2002 and 2001, respectively.  Cost of equipment under equipment financing notes was approximately $24.7 million and $12.1 million at December 31, 2003, and 2002, respectively.  Accumulated depreciation of equipment under equipment financing notes at December 31, 2003 and 2002 was approximately $6.3 million and $5.5 million, respectively.

6.   Debt and Commitments

Debt consisted of the following (in thousands):

	December 31,
	2003	2002
Equipment financing notes, payable $452,000 monthly including interest at 3.95% to 8.72% due February 2004 to December 2008; secured by equipment	$18,822	$7,172
Less current portion	(4,664)	(2,224)
Total long-term debt	$14,158	$4,948

As of December 31, 2003, approximate future principal payments of the equipment financing notes are due as follows: 2004 - $4.7 million; 2005 - $4.3 million; 2006 - $4.2 million; 2007 - $3.6 million; 2008 - $2.0 million and thereafter - $0.

Interest expense was approximately $255,000, $448,000, and $432,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  For the year ended December 31, 2003, interest incurred and paid was approximately $639,000, of which we capitalized interest of $384,000 related to the development of our new corporate complex.

We lease our office, manufacturing and research facilities under operating leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases.  We record rent expense on a straight-line basis over the term of the leases.

Approximate annual future minimum operating lease payments as of December 31, 2003 are as follows

(in thousands):

Year	Operating Leases
2004	$2,299
2005	1,171
2006	111
2007	—
2008	—
Thereafter	—
Total minimum lease payments	$3,581

Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $2.1 million, $1.6 million and $1.4 million, respectively.

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex will provide us with up to 800,000 square feet of space and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space and is expected to be completed in the first quarter of 2005.  The total cost of the land and construction costs of the first phase is estimated to be approximately $95 million.  We currently plan to finance the construction of the complex using a combination of available cash balances and debt financing.

7.   Stockholders’ Equity

Stock Plans

In December 1996, we adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”).  The 1996 Stock Plan replaced our 1989 Stock Plan.  Although future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan.  The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof.  The aggregate number of shares authorized for issuance under the 1996 Stock Plan as of December 31, 2003 was 5,800,000 shares.  Additionally, any unpurchased shares of common stock pursuant to unissued, expired or cancelled options under the 1989 Stock Plan become available for awards under the 1996 Stock Plan.

In November 2002, the Board of Directors adopted the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan (the “2002 Stock Plan”).  The Board of Directors adopted the plan to accommodate Biosite’s continuing growth and expansion.  The aggregate number of shares authorized for issuance under the 2002 Stock Plan as of December 31, 2003 was 1,050,000 shares, of which 500,000 shares are solely for use as inducement awards in connection with the recruitment of non-officer employees.

Options granted under the stock plans are generally subject to four-year vesting and expire ten years from the date of grant.  As of December 31, 2003, no shares were available for future issuance under the 1989 Stock Plan, 85,939 shares were available for future issuance under the 1996 Stock Plan and 304,883 shares were available for future issuance under the 2002 Stock Plan.

Information with respect to option activity under our stock plans is as follows:

	Shares	Weighted average exercise price
	(in thousands)

Balance at December 31, 2000	2,852	$17.67
Granted at fair value	1,257	$34.57
Exercised	(422)	$11.51
Cancelled	(228)	$26.58
Balance at December 31, 2001	3,459	$23.91
Granted at fair value	1,246	$25.15
Exercised	(169)	$10.19
Cancelled	(136)	$27.98
Balance at December 31, 2002	4,400	$24.67
Granted at fair value	1,456	$40.86
Exercised	(618)	$17.00
Cancelled	(140)	$33.85
Balance at December 31, 2003	5,098	$29.97

The following is a further breakdown of the options outstanding under the 1989 Stock Plan, 1996 Stock Plan and 2002 Stock Plan as of December 31, 2003:

Range of exercise price	Options outstanding (in thousands)	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price of options exercisable

$ 3.25 - $19.88	1,155	5.51	$12.43	1,000	$11.95
$ 19.96 - $26.47	1,076	8.45	$24.38	389	$24.09
$ 26.85 - $37.50	1,073	7.58	$31.31	622	$31.58
$ 37.56 - $42.69	1,024	8.03	$41.06	494	$41.06
$ 42.99 - $69.56	770	9.29	$47.43	131	$48.28
$ 3.25 - $69.56	5,098	7.64	$29.97	2,636	$25.64

Employee Stock Purchase Plan

In December 1996, we adopted an Employee Stock Purchase Plan (“ESPP”), which provides all qualifying employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. A pool of 800,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions).  During the years ended December 31, 2003, 2002 and 2001, 106,669, 91,027 and 91,857 shares, respectively, were issued under the ESPP.  As of December 31, 2003, 241,006 shares of common stock were available for issuance under the ESPP.

At December 31, 2003, a total of 631,828 shares of the Company’s common stock were reserved for future issuances under all of the Company’s stock plans and the ESPP.

Stockholder Rights Plan

In October 1997, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of Biosite held of record at the close of business on November 3, 1997.  Each Right represents a contingent right to purchase, under certain circumstances, one-one-thousandth of a share of a new series of Biosite preferred stock at a price of $100.00 per one one-thousandth of a share, subject to adjustment.  The Rights would be traded independently from Biosite’s common stock and become exercisable under certain circumstances involving the acquisition or a tender or exchange offer by a person or group for 15% or more of Biosite’s common stock.  The Rights expire on June 1, 2011, unless redeemed by the Company’s Board of Directors.  The Rights can be redeemed by the Board at a price of $0.01 per Right at any time before the Rights become exercisable, and in limited circumstances thereafter.

8.   Income Taxes

Significant components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$10,492	$5,639	$—
State	2,856	784	89
Foreign	63	—	—
	13,411	6,423	89
Deferred:
Federal	2,236	1,553	3,422
State	(595)	104	322
Foreign	—	—	—
	1,641	1,657	3,744
	$15,052	$8,080	$3,833

Significant components of our deferred tax assets as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Tax credits	$2,135	$1,381
Reserves and accruals	1,941	1,388
Depreciation	—	1,016
Other, net	—	93
Total deferred tax assets	4,076	3,878
Deferred tax liability:
Depreciation	(2,144)	—
Other, net	305	—
Total deferred tax liabilities	(1,839)	—
Net deferred tax assets	$2,237	$3,878

As of December 31, 2003, we had California research and development tax credit carryforwards of approximately $3.2 million.  These tax credits do not expire.

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

The reconciliation of income tax computed at the federal statutory tax rate to the provision for income taxes at the U.S. federal statutory tax rate to income tax expense is as follows:

	December 31,
	2003	2002	2001
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.8	5.8	5.9
Federal tax credits	(1.8)	(1.6)	(2.8)
State tax credits, net of federal tax benefit	(1.6)	(1.7)	(2.4)
Other	0.4	0.1	0.6
Effective rate	37.8%	37.6%	36.3%

We have a reserve for taxes that may become payable as a result of audits in future periods with respect to previously filed tax returns.  It is our policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities.  We establish the reserves based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments.  The tax reserves are analyzed periodically (at least annually) and adjustments are made as events occur to warrant adjustments to the reserve.

As of December 31, 2003, we had approximately $300,000 of undistributed earnings related to our foreign subsidiaries.  Management believes that these earnings will be indefinitely reinvested.  Accordingly, we have not provided for U.S. Federal income taxes related to these earnings.  However, upon distribution of these earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries.

9.   Employee Savings Plans

Employee 401(k) Plan

In 1991, we implemented a 401(k) program that allows all qualifying employees to contribute up to a maximum of 20% of their annual salary, subject to annual limits.  The Board of Directors may, at its sole discretion, approve Company contributions.  No such contributions have been approved or made.

Nonqualified Deferred Compensation Plan

In July 2002, we implemented a nonqualified deferred compensation plan that allows qualifying employees to defer up to 50% of their base salary, 100% of bonuses and 100% of commissions.  Participants may select from a variety of investment options and have the ability to make investment changes on a daily basis.  These marketable securities investments are classified as trading securities.  A participant may elect to receive all or a portion of his or her deferred compensation on a fixed payment date of his or her choosing.  The fixed payment date election must be made at least 24 months before the payment is to be paid or commence.  Payment dates may also be extended to later dates so long as the extension election is made at least 12 months prior to the original fixed payment date.  Early distributions are subject to a penalty.  The Board of Directors may, at its sole discretion, suspend or terminate the plan.

10.  License and Patent Disputes

Expenses associated with license and patent disputes incurred during the years ended December 31, 2002 and 2001 totaled $4.0 million and $3.2 million, respectively.  The expenses consisted primarily of legal costs related to our litigation with XOMA Ltd. and its affiliates, or XOMA.  No expenses associated with the XOMA litigation were incurred prior to May 2001 or after September 2002.

In September 2002, we announced that we have resolved all outstanding disputes regarding patent and licensing issues with XOMA so as to permit each the freedom to operate its business.  The parties have dismissed the previously pending legal proceedings between XOMA and Biosite.

11.  Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.  For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.  Certain amounts in the 2002 quarterly financial statements have been reclassified to conform to the presentation of the 2003 quarterly financial statements.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Product sales	$39,095	$43,776	$41,412	$45,015
Contract revenues	846	922	1,358	940
Gross profit – product sales	25,261	30,138	26,919	28,413
Operating income	9,453	11,241	9,813	7,872
Income before income taxes	9,763	11,772	10,134	8,146
Net income	5,966	7,202	6,443	5,152

Net income per share
• Basic	$0.40	$0.47	$0.42	$0.33
• Diluted	$0.37	$0.43	$0.38	$0.32

Shares used in calculating per share amounts
• Basic	14,928	15,172	15,501	15,570
• Diluted	16,125	16,694	16,964	16,191

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Product sales	$17,794	$23,117	$28,103	$31,816
Contract revenues	854	1,838	823	881
Gross profit – product sales	12,147	16,010	19,375	21,986
Operating income	2,087	4,686	5,407	7,323
Income before income taxes	2,612	5,182	5,857	7,823
Net income	1,634	3,124	3,668	4,968

Net income per share
• Basic	$0.11	$0.21	$0.25	$0.34
• Diluted	$0.11	$0.20	$0.24	$0.31

Shares used in calculating per share amounts
• Basic	14,671	14,701	14,769	14,825
• Diluted	15,223	15,570	15,464	15,814

Schedule II

Biosite Incorporated

Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002 and 2001

Description	Balance at Beginning of Year	Additions			Deductions		Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts

Year ended December 31, 2003
Allowance for doubtful accounts	$478,470	$958,952	$—		$587,945	(1)	$849,477
Inventory reserve	$614,780	$1,007,930	$—		$983,594	(2)	$639,116
Warranty reserve for Triage Meters	$358,807	$1,772,762	$—		$1,474,209	(3)	$657,360

Year ended December 31, 2002
Allowance for doubtful accounts	$318,962	$199,303	$—		$39,795	(1)	$478,470
Inventory reserve	$427,333	$722,105	$—		$534,658	(2)	$614,780
Warranty reserve for Triage Meters	$118,528	$651,330	$—		$411,051	(3)	$358,807

Year ended December 31, 2001
Allowance for doubtful accounts	$5,302	$53,723	$266,500	(4)	$6,563	(1)	$318,962
Inventory reserve	$307,503	$244,471	$—		$124,601	(2)	$427,373
Warranty reserve for Triage Meters	$63,727	$54,801	$—		$—		$118,528

(1)    Uncollectible accounts written off, net of recoveries

(2)    Write off of obsolete, excess or impaired inventory

(3)    Cost incurred associated with the replacement and repair of the Triage Meters

(4)    Allowance for uncollectible contract revenue. Expense charged against contract revenue.