Form 10-Q
period 2004-03-31
BIOSITE INC
filed 2004-05-06
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

April 30, 2004 was 15,660,350.

BIOSITE INCORPORATED

FORM 10-Q

Biosite®, Triage® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated.  Cardio ProfilER™ and the Company’s logos are trademarks of Biosite Incorporated.  Beckman Coulter® is a registered trademark of Beckman Coulter, Inc.  This quarterly report on Form 10-Q also contains trademarks and trade names of other companies.

i

Part I.                                      Financial Information

ITEM 1.                             FINANCIAL STATEMENTS.

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$30,773	$19,537
Marketable securities	34,365	34,397
Accounts receivable, net	25,201	23,755
Inventories, net	27,435	27,780
Other current assets	10,086	9,534
Total current assets	127,860	115,003
Property, equipment and leasehold improvements, net	79,073	71,408
Patents and license rights, net	6,458	6,771
Deposits and other assets	1,453	1,442
	$214,844	$194,624

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,670	$6,905
Accrued employee expenses	8,104	8,463
Current portion of long-term debt	5,038	4,664
Income taxes payable	5,507	—
Other current liabilities	3,936	4,096
Total current liabilities	34,255	24,128

Long-term debt	15,146	14,158
Other long-term liabilities	3,855	3,435

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 40,000 shares authorized; 15,637 and 15,618 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	156	156
Additional paid-in capital	100,139	99,821
Accumulated other comprehensive income, net of related tax effect of $64 and $66 at March 31, 2004 and December 31, 2003, respectively	(278)	300
Retained earnings	61,571	52,626
Total stockholders’ equity	161,588	152,903
	$214,844	$194,624

Note:                   The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

 (in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product sales	$56,698	$39,095
Contract revenues	979	846
Total revenues	57,677	39,941

Operating expenses:
Cost of product sales	19,742	13,834
Selling, general and administrative	15,883	11,440
Research and development	7,488	5,214
Total operating expenses	43,113	30,488

Operating income	14,564	9,453

Interest and other income, net	194	310

Income before provision for income taxes	14,758	9,763
Provision for income taxes	(5,813)	(3,797)

Net income	$8,945	$5,966

Net income per share:
- Basic	$0.57	$0.40
- Diluted	$0.55	$0.37

Shares used in calculating per share amounts:
- Basic	15,628	14,928
- Diluted	16,366	16,125

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$8,945	$5,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,079	2,162
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(156)	(247)
Accounts receivable	(1,446)	(4,137)
Inventory	345	(2,587)
Other current assets	(549)	(486)
Income taxes	5,533	2,507
Accounts payable	4,765	2,288
Other current liabilities	(490)	(1,130)
Long-term liabilities	377	—
Foreign currency translation	(574)	—
Net cash provided by operating activities	19,829	4,336

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	3,750	12,867
Purchase of marketable securities	(3,527)	(11,328)
Purchase of property, equipment and leasehold improvements	(10,430)	(6,669)
Patents, license rights, deposits and other assets	(11)	(23)
Net cash used in investing activities	(10,218)	(5,153)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	2,546	2,668
Principal payments under financing obligations	(1,184)	(257)
Proceeds from issuance of stock under stock plans, net	263	713
Net cash provided by financing activities	1,625	3,124

Increase in cash and cash equivalents	11,236	2,307

Cash and cash equivalents at beginning of period	19,537	19,113
Cash and cash equivalents at end of period	$30,773	$21,420

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$229	$116
Income taxes paid	$262	$1,290
Income tax benefit of disqualifying dispositions of stock	$54	$422

See accompanying notes.

BIOSITE INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.               BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  We have experienced significant quarterly fluctuations in our operating results and expect that these fluctuations in sales, expenses and operating results may continue.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the financial statements for the three months ended March 31, 2003 have been reclassified to conform to the presentation of the financial statements for the three months ended March 31, 2004.

2.               EARNINGS PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options.

Shares used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	15,628	14,928
Net effect of dilutive common share equivalents using the treasury stock method	738	1,197
Shares used in calculating per share amounts – Diluted	16,366	16,125

3.               STOCK-BASED COMPENSATION

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for our stock-based compensation.  Stock options issued to non-employees are recorded at their fair value as determined in accordance with FAS No. 123, Accounting for Stock-based Compensation, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services, and are periodically remeasured as the stock options vest.

Adjusted pro forma information regarding net income is required by FAS No. 123 and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 were $21.34 and $36.22, respectively.  The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.70%	2.78%
Volatility	82%	86%
Dividend yield	0%	0%
Expected life of options	6.0 years	5.9 years

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the options’ vesting period.  Our adjusted pro forma information is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income, as reported	$8,945	$5,966
Pro forma FAS 123 compensation expense (net of tax)	(5,031)	(3,199)
Adjusted pro forma net income	$3,914	$2,767

Adjusted pro forma basic net income per share	$0.25	$0.19
Adjusted pro forma diluted net income per share	$0.24	$0.17

The pro forma effects on net income for the three months ended March 31, 2004 and 2003 are not likely to be representative of the effects on reported net income or loss in future quarters or years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

4.               BALANCE SHEET INFORMATION

Net inventories consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Raw materials	$11,974	$13,327
Work-in-process	11,022	11,476
Finished goods	4,439	2,977
	$27,435	$27,780

5.               COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires that the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income.  As adjusted, our comprehensive income is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income	$8,945	$5,966
Change in unrealized net gain (loss) on marketable securities, net of tax	(4)	(26)
Foreign currency translation gain (loss)	(574)	—
Comprehensive income	$8,367	$5,940

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s” contain forward-looking statements that involve risks and uncertainties, including: the impact of competition, including products competitive with our Triage® BNP Test, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to obtain regulatory approvals and complete other clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; potential contract disputes or patent conflicts; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under “Risk Factors” below and throughout our Annual Report on Form 10-K for the year ended December 31, 2003.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

Overview

Founded in 1988, Biosite Incorporated is a leading provider of novel, rapid medical diagnostics that improve a physician’s ability to diagnose critical diseases and health conditions.  In selecting market opportunities, we primarily target large categories of disease that lack accurate or timely diagnostic methods.  Currently, we offer tests for drug screening, heart attack, congestive heart failure, or CHF, acute coronary syndromes, and certain bacterial and parasitic infections.

Our products are principally sold to hospitals, which number approximately 5,400 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  In July 2003, we signed a two-year distribution agreement with Fisher that extended the existing distribution relationship through December 31, 2005.  Sales to Fisher represented 86% of our product sales in the first quarter of 2004 and 90% of our product sales for the full year 2003.  In May 2003, we entered into a distributor relationship with PSS World Medical, Inc. to market our products to physician office laboratories.  Physician Sales & Services, or PSS, which is PSS World Medical’s physician business, distributes our products to physician office laboratories in the United States.

We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During 2003 and early 2004, we initiated direct sales and distribution operations in France, Germany, Belgium and the United Kingdom and, over the next few years, we may transition the distribution of our products in additional European countries to a direct sales and distribution basis.

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

Our net revenues for the first quarter of 2004 were $57.7 million, representing a 44% increase over the same period of 2003.  This growth resulted largely from increased sales of our Triage BNP Test.  The test, launched domestically in 2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  The Triage BNP Test is currently one of several FDA-cleared tests used as an aid in the diagnosis of CHF.  At various times since November 2002, Bayer Healthcare, Roche Diagnostics and Abbott Laboratories have launched competitive products that are also designed to aid in the diagnosis of CHF.  We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of those customers desiring to utilize an automated immunoassay system for BNP testing.  In December 2003, we received FDA clearance to market our Triage BNP Test for Beckman Coulter Immunoassay Systems and began selling the product in the United States in January 2004.  As a result, a customer can perform BNP testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter’s automated immunoassay systems.  Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Test.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

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

Recent Developments

Triage Profiler Shortness of Breath Panel 510(k) Submission

During the first quarter of 2004, we submitted to the FDA a 510(k) notification seeking clearance to market the Triage Profiler Shortness of Breath Panel.  The diagnostic is a symptom panel designed to improve a physician’s ability to differentiate between the possible causes of shortness of breath or breathing difficulty, symptoms that are common to a number of diseases or conditions, including CHF, heart attack and pulmonary embolism.

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

Warranty Reserve.  Our warranty allowance primarily relates to warranty coverage extended with the placement of the Triage MeterPlus.  The allowance is established at an amount net of any warranty costs that would be covered by LRE Technology Partner GmbH, or LRE, our manufacturer of the Triage MeterPlus.  Historical experience and trends detailing returns and replacement activity in total and those that have been covered by LRE’s manufacturer’s warranty are used in estimating our warranty allowance.

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

Intangible and Other Long-Lived Assets.  At March 31, 2004, we had approximately $87.0 million of long-lived assets, including $29.0 million of land, $12.6 million of building construction-in-progress, $7.2 million of leasehold improvements, $22.8 million of equipment and $6.5 million of capitalized license rights.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  We lease nine buildings in the United States with leases that expire between March and December 2005.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed 10 years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or 10 years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights include only estimated sales for products we are currently selling and do not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations

Product Sales.  Product sales by product family were as follows (in thousands):

	Three Months Ended March 31,		$ $ Increase/ (Decrease)	% Increase/ (Decrease)
Product Family	2004	2003

Cardiovascular products:
Triage BNP Test products	$39,152	$22,182	$16,970	77%
Triage Cardiac Panel and Cardio ProfilER products	5,950	5,371	579	11%
Triage MeterPlus products	905	1,308	(403)	(31)%

Other products:
Triage Drugs of Abuse Panel and TOX Drug Screen products	9,315	9,182	133	1%
Triage Microbiology products	1,376	1,052	324	31%
Total Product Sales	$56,698	$39,095	$17,603	45%

Product sales for the three months ended March 31, 2004 were $56.7 million, representing an increase of 45% compared to $39.1 million for the same period of 2003.  The increase in total product sales was primarily attributable to the $17.0 million growth in sales of our Triage BNP Test, one of our cardiovascular diagnostic products.

Due to the higher than expected customer demand for our products in December 2003 and the first quarter of 2004, distributor inventory levels of some of our products were below targeted stocking levels at March 31, 2004.  As a result of significant fluctuations in customer demand, inventory levels of our products have been and may be above or below targeted stocking levels in future periods.  We adjust our manufacturing capacity through adjusting the number of production shifts we operate and through the implementation of additional automated manufacturing equipment to allow us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels.  Product sales in future quarters to our distributors will be impacted as we and our distributors attempt to adjust the distributors’ inventories to targeted stocking levels and as we improve our effectiveness and efficiency in adjusting our manufacturing capacity and output.  Our product sales are also impacted by the buying patterns of our distributors and other customers.

Product sales of our cardiovascular products, consisting of our Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage BNP Test and Triage MeterPlus, totaled $46.0 million for the three months ended March 31, 2004, as compared to $28.9 million for same period of 2003.  The product sales growth of our cardiovascular products of 59% was primarily due to growth in sales volume of our Triage BNP Test.  Our product sales growth rate for our Triage BNP Test in future periods may be lower than in the past periods because of increased competition from alternative tests that aid in the diagnosis of CHF.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Test may decline.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $10.7 million for the three months ended March 31, 2004, as compared to $10.2 million for same period of 2003.  The increase in product sales of these products was primarily due to an increase in sales volume of our Triage TOX Drug Screen and Triage Microbiology products, which was partially offset by a decrease in our sales volume of our Triage Drugs of Abuse Panel.  We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three months ended March 31, 2004 were $979,000, as compared to $846,000 for the same period of 2003.  Contract revenues recognized during the first quarters of 2004 and 2003 consisted primarily of research funding.  In June 2000, we entered into an alliance with Medarex Inc.  Under the terms of the agreement, we receive research funding of $3.0 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. During each of the first quarters of 2004 and 2003, we recognized $750,000 of research funding from the alliance with Medarex.  Other contract revenues recognized during the first quarters of 2004 and 2003 included antibody fees, milestone payments and license fees.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.4 million in each of the first quarters of 2004 and 2003, and are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales. Gross profit from product sales increased 46% to $37.0 million for the three months ended March 31, 2004 from $25.3 million for the same period of 2003.  Gross profits increased primarily due to an overall increase in product sales.  The overall gross margin for each of the three months ended March 31, 2004 and 2003 was 65%.  Our overall gross margin will fluctuate as a result of the changing mix of our sales of products that have different gross margins and from manufacturing inefficiencies, including inefficiencies experienced as we attempt to increase or decrease our manufacturing capacity, production volumes and manufacturing throughput.

Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel.  Sales of our cardiovascular products represented 81% and 74% of our product sales for the three months ended March 31, 2004 and 2003, respectively.  Our cardiovascular products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel.  Although our gross profits may continue to grow, we expect that our overall gross margins may continue to decrease as a result of competitive pricing pressures and the changing mix of sales of products with different gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased 39% to $15.9 million for the three months ended March 31, 2004 from $11.4 million for the same period of 2003.  The increase in SG&A expenses was primarily associated with the formation of our direct sales and distribution operations in France, Germany, Belgium and the United Kingdom, as well as with the addition of sales, clinical education and technical service resources in the United States, expanded sales activities related to our broader product lines and scale-up in additional markets such as physician laboratories, marketing activities relating to new products, increased administrative costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on our financial performance.

We expect SG&A expenses in 2004 to be higher than in 2003, as we continue to increase our sales, marketing, administration, clinical education and technical service resources, and continue to build our direct sales and distribution infrastructure in Europe.  We also expect to expand our overall operations, including sales and marketing program activities for our new products and administrative support functions and infrastructure.  The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.

Research and Development Expenses. Research and development, or R&D, expenses increased 44% to $7.5 million for the three months ended March 31, 2004 from $5.2 million for the same period of 2003.  During the first quarters of 2004 and 2003, our research and development resources were focused primarily on product development for potential new diagnostics including the Triage Profiler Shortness of Breath Panel and other diagnostics for critical health conditions such as stroke and acute coronary syndromes, or ACS, the development of potential improvements to our existing products and manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group and were primarily related to Biosite Discovery.

Interest and Other Income, net. Interest and other income, net was $194,000 and $310,000 for the three months ended March 31, 2004 and 2003, respectively.  The decrease resulted primarily from lower interest income from our cash equivalents and marketable securities due to a lower average balance of marketable securities and an overall decline in interest rates during the three months ended March 31, 2004 compared to the same period of 2003.  The decrease was offset by the capitalization of interest incurred in the first quarter of 2004 related to the development of our new corporate complex.

Provision for Income Taxes. As a result of the pre-tax income and the estimated tax credits to be generated in 2004, we recorded a provision for income taxes of $5.8 million for the first three months of 2004.  For the same period in 2003, we recorded a provision for income taxes of $3.8 million.  We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income.  As of March 31, 2004, we had cash, cash equivalents and marketable securities of $65.1 million compared to $53.9 million as of December 31, 2003.

The increase in cash, cash equivalents and marketable securities during the first quarter of 2004 as compared to the same period of 2003 was largely attributable to cash generated from operating activities of $19.8 million during the first quarter of 2004, compared to $4.3 million for the same period in 2003.  The primary contributor to cash generated from operating activities was our net income of $8.9 million for the three months ended March 31, 2004.  Cash generated from operating activities also included increases in income taxes payable of $5.5 million, accounts payable of $4.8 million and non-cash expenses such as depreciation and amortization of $3.1 million, offset by an increase in accounts receivable of $1.4 million.  Significant uses of cash during the first quarter of 2004 included expenditures for the construction of our new corporate complex of $6.3 million, leasehold improvements and capital equipment of approximately $4.1 million and principal payments under equipment financing debt arrangements of $1.2 million.

Our primary short-term needs for capital, which are subject to change, are for the construction of our new corporate complex, support of commercialization efforts related to our products, including expansion of our direct sales force and field support resources, improvements in our manufacturing capacity and efficiency, facility expansion, new product development, clinical studies, and the continued advancement of research and development efforts.  We have executed agreements to license technologies patented by others that call for milestone payments and royalties based on product sales utilizing the licensed technologies.  We may enter into additional licensing agreements that may include up-front and annual cash payments, milestone payments and future royalties based on product sales utilizing the licensed technologies. We utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  As of March 31, 2004, we had an equipment financing line of credit with a financial institution for $10.0 million, of which $5.0 million was available for future borrowings.  The line of credit expires on September 30, 2004.  Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

We believe that our available cash, cash from operations and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except for the potential funding requirement of a portion of the construction cost of our new corporate complex.  We have used available cash balances to purchase the land for our new corporate complex and pay for the design and construction costs to date.  For the remainder of the construction costs, we plan to utilize a combination of available cash and debt financing, if necessary.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

Risk Factors

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See “Forward-looking Statements” above.  Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

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

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future.  We may not be able to maintain profitability in the future.  We believe that our future operating results may be subject to quarterly and annual fluctuations due to a variety of factors, including:

•                  competition, including from products competitive with our Triage BNP Test and from companies with greater financial capital and resources;

•                  our ability to market and sell products in the markets in which we compete, including the hospital market, the physician office market and international markets;

•                  changes in the mix of products sold;

•                  seasonal or unanticipated changes in customer demand or the timing of significant orders;

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

•                  changes in reimbursement policies;

•                  regulatory approvals, market acceptance and sales execution of current or new products, including the Triage BNP Test for Beckman Coulter Immunoassay Systems and our proposed Triage Profiler Shortness of Breath Panel;

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

We believe that our revenue growth and profitability will substantially depend upon our ability to continue to achieve a growing level of market acceptance and sales of our newer products, such as the Triage BNP Test, Triage BNP Test for Beckman Coulter Immunoassay Systems, Triage Cardiac Panel, Triage Cardio ProfilER, and products currently under development, such as our Triage Profiler Shortness of Breath Panel and our stroke diagnostic panel.  Our revenues will also depend on our effectiveness in transitioning and operating a direct sales and distribution model in certain international countries, as well as our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant additions in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  We are also making significant investments in developing and penetrating new markets in the United States such as the physician office segment.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

If we fail to plan, establish and maintain:

•                  reliable, cost-efficient, high-volume manufacturing capacity;

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

The Triage BNP Test has encountered, and may continue to encounter, significant competition from products developed and commercialized by companies with greater financial capital and resources.

Product sales of our Triage BNP Test represented 69% of our product sales in the first quarter of 2004 and 57% in the same period of 2003.  The Triage BNP Test is currently one of several FDA-cleared tests used as an aid in the diagnosis of CHF.  Bayer, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Scios, Inc., the licensor of the BNP technology and patents, was acquired by Johnson & Johnson in April 2003.

We have, and continue to, experience competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers who wanted to utilize an automated immunoassay system for BNP testing.  After initiating sales outside of the United States in November 2003, Abbott Laboratories began selling a test in the United States during the first quarter of 2004.  In addition, we expect Dade Behring will launch a NT-pro BNP diagnostic product during 2004.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  This risk of competition may increase as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche Diagnostics is offering for license.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Test may decline.

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

Currently, the majority of diagnostic tests used by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems.  Therefore, with the exception of our Triage BNP Test for Beckman Coulter Immunoassay Systems, in order to achieve market acceptance for our products we will be required to demonstrate that our products provide clinical, cost-effective and time saving alternatives to automated tests traditionally performed by clinical reference laboratories or hospital-based laboratories.  This may prove to be even more difficult in the future as BNP testing becomes more widely available on automated testing systems.

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

We are subject to manufacturing risks, including our limited manufacturing experience with newer products and processes, which may lead to our inability to scale-up manufacturing.  Additionally, unanticipated acceleration or deceleration of customer demand may lead to manufacturing inefficiencies.  These manufacturing risks and inefficiencies may adversely affect our ability to produce products and increase our research and development expenses.

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

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 86% of our product sales in first quarter of 2004 and 90% for the full year 2003.  In July 2003, we signed a two-year distribution agreement with Fisher that extends our distribution relationship through December 31, 2005.  We distribute products in the U.S. physician office market through PSS.  Internationally, we distribute products through country-specific and regional distributors, as well as by our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales.

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

Export sales to international customers amounted to $6.0 million for the first quarter of 2004 and $14.5 million for the full year 2003.  During the last half of 2003 and into 2004, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium and the United Kingdom, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

In the United States, healthcare providers that purchase our products and other diagnostics generally rely on third-party payors to reimburse all or part of the cost of the procedure.  In international markets, reimbursement and healthcare payment systems vary significantly by country, and include both government sponsored healthcare and private insurance.  Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for testing services.  Third-party payors are increasingly scrutinizing and challenging the prices charged for both existing and new medical products and services.  Lower than expected or decreases in reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect our ability to sell our products to the physicians at prices we target.  Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis.

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

On January 24, 2003, the Centers for Medicare and Medicaid Services, or CMS, publicly issued a final QC rule under CLIA, which went into effect April 24, 2003.  On January 12, 2004, CMS published updated Interpretive Guidelines for CLIA-regulated laboratories.  We are working with CMS, FDA and our customers to evaluate the new Interpretive Guidelines and assist our customers in complying with any provisions, including QC requirements, that may be new.  CMS has stated that the first two-year survey cycle of clinical laboratories will be an “educational” one, especially with respect to new requirements of the new Interpretive Guidelines.

While we believe the weight of scientific data and professional acceptance support the appropriateness of our internal controls, there can be no assurance that the application of these final Interpretive Guidelines will be favorable to our products.  Moreover, future amendment of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

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

At March 31, 2004, we had approximately $87.0 million of long-lived assets, including $29.0 million of land, $12.6 million of building construction-in-progress, $7.2 million of leasehold improvements, $22.8 million of equipment and $6.5 million of capitalized license rights.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  In San Diego, we lease nine buildings with leases that expire between March and December 2005.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of March 31, 2004, we had approximately $4.1 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

•                  competition, including products competitive with our Triage BNP Test, from companies with greater financial capital and resources;

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

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex will provide us with up to 800,000 square feet of space and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $95 million, of which we have paid approximately $38.7 million through March 31, 2004.  We currently plan to finance the construction of the complex using a combination of available cash balances and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the first phase of construction to be completed in the first quarter of 2005 and do not anticipate expanding our operations to the new facility prior to then.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated losses due to inefficiencies relating to this transition.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.

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

Clearance or approval to commercially distribute new medical devices is generally received from the FDA through clearance of a 510(k) notice or approval of a pre-market approval, or PMA, application.  The 510(k) clearance process requires us to demonstrate that our new product is substantially equivalent to a medical device first marketed prior to May 1976.  During the first quarter of 2004, we submitted a 510(k) notification to the FDA seeking clearance to market our Triage Profiler Shortness of Breath Panel.  It generally takes from four to twelve months from submission to obtain 510(k) clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a device first marketed prior to May 1976 or that additional information is needed before a substantial equivalence determination can be made.  A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. The FDA may determine we must adhere to the more costly, lengthy and uncertain PMA application process.

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

A PMA application must be filed if a proposed device is not substantially equivalent to a medical device first marketed prior to May 1976, or if otherwise required by the FDA.  We currently intend to seek FDA approval of our planned stroke diagnostic panel by filing a PMA.  The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval of a PMA application has been sought by other companies have never been approved for marketing.  We may not obtain required approvals or clearances in a timely manner or at all.

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

Regulatory agencies have made, and continue to make, changes in their approval and compliance requirements and processes.  We cannot predict what, how or when these changes will occur or what effect the changes will have on the regulation of our products.  Any new legislation may impose additional costs or lengthen review times of our products.  We are uncertain of the regulatory approval path that the FDA will ultimately apply to our products currently in development.  We may not be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all.  Delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.  For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results.  Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants.  This proposed requirement would negatively impact our earnings.

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

•                  political, social or economic conditions and changes in these foreign markets; and

•                  government spending patterns.

Further, we purchase our Triage MeterPlus inventory from LRE in Euros, and we incur employee and other operating costs in foreign currencies. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results. In prior years, we have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of March 31, 2004, we had no outstanding forward exchange contracts.  Total receivables and payables denominated in foreign currencies as of March 31, 2004 were not material.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act of 1934) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the CEO and CFO concluded that, as of the end of such period, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our periodic SEC filings.  There was no change in our internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits

3.(i)(1)	Restated Certificate of Incorporation.
3.(i)(1)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.(i)(1)	Certificate of Designation of Rights and Preferences of Series A Participating Preferred Stock.
3.(ii)(2)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.(iii)(3)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate with rights legend.
31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer
31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer
32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer
32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

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

(3)                                  Incorporated by reference to exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(b)         Reports on Form 8-K

On January 26, 2004, we filed a current report on Form 8-K, furnishing under Item 12. “Results of Operations and Financial Condition,” information relating to our financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2004	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY
Christopher J. Twomey
Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)