Form 10-Q
period 2004-06-30
BIOSITE INC
filed 2004-08-05
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at July 26, 2004 was 15,893,301

BIOSITE INCORPORATED

FORM 10-Q

Biosite®, Triage® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated.  Cardio ProfilER™ and the Company’s logos are trademarks of Biosite Incorporated.  Beckman Coulter® is a registered trademark of Beckman Coulter, Inc.  This quarterly report on Form 10-Q also contains trademarks and trade names of other companies.

-i-

Part I.              Financial Information

ITEM 1.     FINANCIAL STATEMENTS

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$50,759	$19,537
Marketable securities	32,962	34,397
Accounts receivable, net	16,379	23,755
Inventories, net	30,695	27,780
Other current assets	9,195	9,534
Total current assets	139,990	115,003
Property, equipment and leasehold improvements, net	84,420	71,408
Patents and license rights, net	6,136	6,771
Other assets	1,527	1,442
	$232,073	$194,624

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,717	$6,905
Accrued employee expenses	8,603	8,463
Current portion of long-term debt	5,631	4,664
Income taxes payable	1,065	—
Other current liabilities	5,979	4,096
Total current liabilities	33,995	24,128

Long-term debt	17,081	14,158
Other long-term liabilities	1,904	3,435

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 40,000 shares authorized; 15,882 and 15,618 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	159	156
Additional paid-in capital	107,303	99,821
Accumulated other comprehensive income, net of related tax effect of ($36) and $66 at June 30, 2004 and December 31, 2003, respectively	83	299
Retained earnings	71,548	52,627
Total stockholders’ equity	179,093	152,903
	$232,073	$194,624

Note:                 The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$58,761	$43,776	$115,459	$82,871
Contract revenue	1,101	922	2,080	1,768
Total revenues	59,862	44,698	117,539	84,639

Operating expenses:
Cost of product sales	19,595	13,638	39,337	27,472
Selling, general and administrative	15,673	13,563	31,556	25,003
Research and development	8,336	6,256	15,824	11,470
Total operating expenses	43,604	33,457	86,717	63,945

Operating income	16,258	11,241	30,822	20,694

Interest and other income, net	186	531	380	841

Income before provision for income taxes	16,444	11,772	31,202	21,535
Provision for income taxes	(6,468)	(4,570)	(12,281)	(8,367)

Net income	$9,976	$7,202	$18,921	$13,168

Net income per share:
• Basic	$0.64	$0.47	$1.21	$0.87
• Diluted	$0.59	$0.43	$1.14	$0.80

Shares used in calculating per share amounts:
• Basic	15,699	15,172	15,663	15,050
• Diluted	16,880	16,694	16,635	16,412

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$18,921	$13,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,971	4,635
Deferred income taxes	(1,400)	—
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(265)	(383)
Accounts receivable	7,377	(1,335)
Inventory	(2,915)	(11,900)
Other current assets	(1,762)	(311)
Income taxes	4,558	(519)
Accounts payable	5,812	1,342
Other current and long-term liabilities	1,863	1,297
Foreign currency translation	(63)	—
Net cash provided by operating activities	40,097	5,994

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	7,623	31,548
Purchase of marketable securities	(6,123)	(14,977)
Purchase of property, equipment and leasehold improvements	(20,346)	(32,288)
Patents, license rights, deposits and other assets	(86)	(1,821)
Net cash used in investing activities	(18,932)	(17,538)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	6,362	6,375
Principal payments under financing obligations	(2,471)	(1,275)
Proceeds from issuance of stock under stock plans, net	6,166	8,536
Net cash provided by financing activities	10,057	13,636

Increase in cash and cash equivalents	31,222	2,092

Cash and cash equivalents at beginning of period	19,537	19,113
Cash and cash equivalents at end of period	$50,759	$21,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$469	$254
Income taxes paid	$8,452	$8,886
Income tax benefit of disqualifying dispositions of stock	$1,318	$5,283

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

Certain amounts in the financial statements for the three and six months ended June 30, 2003 have been reclassified to conform to the presentation of the financial statements for the three and six months ended June 30, 2004.

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

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding – Shares used in calculating per share amounts - Basic	15,699	15,172	15,663	15,050
Net effect of dilutive common share equivalents using the treasury stock method	1,181	1,522	972	1,362
Shares used in calculating per share amounts – Diluted	16,880	16,694	16,635	16,412

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

Adjusted pro forma information regarding net income is required by FAS No. 123, and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  The fair values for stock options and purchase rights were estimated at the date of grant using the Black-Scholes option valuation model.

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the options’ vesting period.  Our adjusted pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
(net of tax)	2004	2003	2004	2003

Net income, as reported	$9,976	$7,202	$18,921	$13,168
Pro forma FAS 123 compensation expense	(4,241)	(3,660)	(9,273)	(6,848)
Adjusted pro forma net income	$5,735	$3,542	$9,648	$6,320
Adjusted pro forma basic net income per share	$0.37	$0.23	$0.62	$0.42
Adjusted pro forma diluted net income per share	$0.34	$0.21	$0.58	$0.39

The pro forma effects on net income for the three and six months ended June 30, 2004 and 2003 are not likely to be representative of the effects on reported net income or loss in future quarters or years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

4.         BALANCE SHEET INFORMATION

Net inventories consist of the following:

	June 30, 2004	December 31, 2003
	(in thousands)

Raw materials	$11,756	$13,327
Work-in-process	13,803	11,476
Finished goods	5,136	2,977
	$30,695	$27,780

5.         COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires the change in net unrealized gains or losses on marketable securities to be included in comprehensive income.  As adjusted, our comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income	$9,976	$7,202	$18,921	$13,168
Change in unrealized net loss on marketable securities, net of tax	(149)	(106)	(153)	(132)
Foreign currency translation gain (loss)	511	—	(63)	—
Comprehensive income	$10,338	$7,096	$18,705	$13,036

6.         RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired.  The provisions of EITF 03-1 will be effective for the Company’s third quarter of fiscal 2004 and will be applied prospectively to all current and future investments.  Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s fiscal year ending 2004.  The Company does not expect the adoption of EITF 03-1 to have a material effect on its results of operations and financial condition.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation’s” contain forward-looking statements that involve risks and uncertainties, including: the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to obtain regulatory approvals and complete other clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; potential contract disputes or patent conflicts; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under “Risk Factors” below and throughout our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Quarterly Report on Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

Overview

Founded in 1988, Biosite Incorporated is a leading provider of novel, rapid medical diagnostic tests that improve a physician’s ability to diagnose critical diseases and health conditions.  In selecting market opportunities, we primarily target large categories of disease that lack accurate or timely diagnostic methods.  Currently, we offer tests for drug screening, heart attack, congestive heart failure, or CHF, acute coronary syndromes, and certain bacterial and parasitic infections.

Our products are principally sold to acute care hospitals, which number approximately 5,400 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes all of our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  In July 2003, we signed a two-year distribution agreement with Fisher that extended the existing distribution relationship through December 31, 2005.  Sales to Fisher represented 87% of our product sales in the first half of 2004 and 90% of our product sales for the full year 2003.  We utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.

We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During 2003 and 2004, we initiated direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy and, over the next few years, we may transition the distribution of our products in additional European countries to a direct sales and distribution basis.

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by us or by securities analysts.  We may not be able to maintain profitability in the future.  Some of the risks and uncertainties associated with our business and future operating results are discussed in the section entitled “Risk Factors” and in our discussion below under the heading “Liquidity and Capital Resources.”

Our product revenues for the first half of 2004 were $115.5 million, representing a 39% increase over the same period of 2003.  This growth resulted largely from increased sales of our Triage BNP Tests.  Our meter-based Triage BNP Test, launched domestically in 2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  Our Triage BNP Tests are currently two of several FDA-cleared tests used as an aid in the diagnosis of CHF.  At various times since November 2002, Bayer Healthcare, Roche Diagnostics and Abbott Laboratories have launched competitive products that are also designed to aid in the diagnosis of CHF.  Dade Behring received FDA clearance to market another competitive product and expects to begin selling it in the fourth quarter of 2004.

We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of those customers desiring to utilize an automated immunoassay system for BNP testing.  In December 2003, we received FDA clearance to market our Triage BNP Test for Beckman Coulter Immunoassay Systems and began selling the product in the United States in January 2004.  As a result, a customer can perform BNP testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter’s automated immunoassay systems.  Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

With several diagnostic tests commercialized, our focus has expanded to include the search for proprietary disease markers that can potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies with whom we might collaborate.  To that end, in 1999 we launched Biosite Discovery.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, and also access targets via internal research and licensing programs.  We have the capacity to offer antibody development services to pharmaceutical and biotechnology companies seeking high-affinity antibodies for use in their drug research.  In return, we seek diagnostic licenses to their targets, as well as potential fees for deliverables, milestones and royalties.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.

Recent Developments

Triage Profiler Shortness of Breath Panel

In June 2004, we received clearance from the U.S. Food and Drug Administration, or FDA, to market the Triage Profiler Shortness of Breath Panel. This new diagnostic symptom panel is intended to accelerate and improve emergency department evaluation of shortness of breath, which ranks among the top reasons for emergency department visits.  The diagnostic symptom panel is designed to help physicians distinguish among the three most common causes of shortness of breath by testing for multiple biomarkers using a single test device. With a variety of potential causes leading to shortness of breath or breathing difficulty, the Triage Profiler Shortness of Breath Panel can be used to evaluate CHF, pulmonary embolism, heart attack or silent heart attack as potential causes. The Triage Profiler Shortness of Breath Panel measures five biomarkers on a single diagnostic test within about 15 minutes.

Portable and easy-to-use, this diagnostic test can be used in the emergency department, eliminating the need for the hospital to obtain multiple blood samples or employ one or more laboratory-based analyzers to accomplish multiple tests.  We have initiated marketing and educational activities for the Triage Profiler Shortness of Breath Panel and commenced product shipments in July.

Henry Schein, Inc. – New Physician Office Segment Distributor

In July 2004, we signed a distribution agreement with Henry Schein, Inc., the largest distributor of healthcare products and services to office-based practitioners in the combined North American and European markets.  Under the agreement, Henry Schein will market our Triage BNP Tests and our other primary products to physician office laboratories in the United States.

Product Development - Stroke Diagnostic Panel

In July 2004, we announced our selection of six disease markers that will make up our stroke diagnostic panel, which is designed to aid in the detection of cerebral ischemia.  Our preliminary research indicated that this combination of markers will meet our performance expectations and we are currently conducting a clinical study to evaluate the panel’s diagnostic utility.  We have enrolled over 600 patients in the study, and we are continuing to enroll additional patients.  We expect to submit data from this clinical study to the FDA in late 2004 as part of our PMA for the stroke diagnostic panel, provided that we achieve acceptable results from the study.  Following our PMA filing, we plan to launch the stroke diagnostic panel in Europe during the first half of 2005.  However, products that appear promising during product development and preclinical studies may not demonstrate acceptable clinical results, and our ongoing clinical trial may not support our filing of a PMA for the stroke diagnostic panel or the commercial launch of the product when expected, or at all.  We may also experience other difficulties that could delay or prevent the successful development and introduction of this diagnostic panel.

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

Inventories and Related Allowances.  Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess and obsolete inventories.  We utilize a standard cost system to track our inventories on a part-by-part, full absorption cost basis.  Adjustments are made to the standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a FIFO cost basis.  The estimated allowance for excess and obsolete inventories is based on management’s review of inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of obsolescence.  During our manufacturing processes, some work-in-process inventories require additional testing or re-work.  These inventories are separately tracked and reviewed on a monthly basis to determine their status and an estimated reserve for potential scrap is calculated.

Intangible and Other Long-Lived Assets.  At June 30, 2004, we had approximately $92.1 million of long-lived assets, including $29.3 million of land, $18.5 million of building construction-in-progress, $16.4 million of leasehold improvements, $56.6 million of equipment and $6.1 million of capitalized license rights.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  We lease 10 buildings in the United States with leases that expire between March and December 2005.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed 10 years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or 10 years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights include only estimated sales for products we are currently selling and do not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2004	2003	2004	2003

Cardiovascular products:
Triage BNP Test products	$40,430	$27,801	$79,582	$49,983
Triage Cardiac Panel and Cardio ProfilER products	5,407	5,014	11,357	10,385
Triage MeterPlus products	761	491	1,665	1,799

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	10,721	9,035	20,037	18,217
Triage Microbiology products	1,442	1,435	2,818	2,487
Total Product Sales	$58,761	$43,776	$115,459	$82,871

Product Sales. Product sales for the three and six months ended June 30, 2004 were $58.8 million and $115.5 million, respectively, representing increases of 34% and 39%, respectively, compared to $43.8 million and $82.9 million, respectively, for the same periods of 2003. The increases in total product sales, as compared to the same periods in 2003, were primarily attributable to the growth in sales of our Triage BNP Tests, including the Triage BNP Test for Beckman Coulter Immunoassay Systems.  Our growth in product sales of our Triage BNP Tests was $12.6 million and $29.6 million for the three and six months ended June 30, 2004, respectively.

Due to the higher than expected customer demand for our products in December 2003 and the first half of 2004, as well as manufacturing inefficiencies and a diversion of resources to implement product improvements and perform new product scale-up activities, distributor inventory levels of some of our products were below targeted stocking levels at June 30, 2004.  As a result of significant fluctuations in customer demand, manufacturing inefficiencies and product improvement and new product scale-up activities, inventory levels of our products have been and may be above or below targeted stocking levels in future periods.  We adjust our manufacturing capacity through adjusting the number of production shifts we operate and their activities, as well as through the implementation of additional automated manufacturing equipment to allow us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels.  Product sales in future periods to our distributors will be impacted as we and our distributors attempt to adjust the distributors’ inventories to targeted stocking levels and as we seek to improve our effectiveness and efficiency in adjusting our manufacturing capacity and output.  Our product sales are also impacted by the buying patterns of our distributors and other customers.  Additionally, we believe that our products are subject to some seasonality in their use.   During the flu season (October through March), we experienced higher utilization rates by hospitals of some of our Triage BNP Tests than during the summer months.  Higher utilization rates of our Triage BNP Tests may be due to a higher number of visitors to the emergency departments of hospitals exhibiting shortness of breath, which is one of the symptoms of congestive heart failure and the flu.  However, higher utilization may also result from greater comfort and education of the uses of the products, as well as additional users within the hospitals.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER Panel and Triage MeterPlus, totaled $46.6 million and $92.6 million, respectively, for the three and six months ended June 30, 2004.  This represented increases of 40% and 49%, respectively, as compared to $33.3 million and $62.2 million, respectively, for same periods of 2003.  The product sales growth of our cardiovascular products for the second quarter and first half of 2004 was primarily due to growth in sales volume of our Triage BNP Tests.  Our product sales growth rate for our Triage BNP Tests in future periods may be lower than in the past periods because of increased competition from alternative tests that aid in the diagnosis of CHF.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Tests may decline.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $12.2 million and $22.9 million, respectively, for the three and six months ended June 30, 2004.  This represented increases of 16% and 10%, respectively, as compared to $10.5 million and $20.7 million, respectively, for the same periods of 2003.  The increase in product sales of these products was primarily due to an increase in sales volume of our Triage TOX Drug Screen.  We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three and six months ended June 30, 2004 were $1.1 million and $2.1 million, respectively, as compared to $922,000 and $1.8 million, respectively, for the same periods of 2003.  Contract revenues recognized during the three and six months ended June 30, 2004 and 2003 consisted primarily of research funding.  We recognized $750,000 of research funding from our alliance with Medarex during each of the first two quarters of both 2004 and 2003.  Other contract revenues recognized during those periods of 2004 and 2003 included antibody fees, milestone payments and license fees.  The increase in contract revenues for both the three and six months ended June 30, 2004 compared to the same periods of 2003 was due primarily to payments received for the development and delivery of antibodies.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.6 million and $3.0 million for the three and six months ended June 30, 2004, respectively, compared to $1.5 million and $2.9 million, respectively, for the same periods of 2003.  These costs are included in research and development expenses.

Cost of Sales and Gross Profit From Product Sales. Gross profit from product sales for the three and six months ended June 30, 2004 was $39.2 million and $76.1 million, respectively, representing increases of 31% and 38%, respectively, compared to $30.1 million and $55.4 million for the same periods of 2003.

Gross profits increased primarily due to an overall increase in product sales.  The overall gross margin for the three and six months ended June 30, 2004 was 67% and 66%, respectively, compared to 69% and 67%, respectively, for the same periods of 2003.  The decrease in the overall gross margin primarily resulted from the changing mix of our sales of products that have different gross margins.  Additionally, we experienced some inefficiencies during the second quarter of 2004 related to the manufacture of our Triage Cardiac Panel as we implemented improvements to that product.  Our overall gross margin will fluctuate as a result of the changing mix of our sales of products that have different gross margins and from manufacturing inefficiencies, including inefficiencies experienced as we attempt to increase or decrease our manufacturing capacity, production volumes and manufacturing output.

Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel.  Sales of our cardiovascular products represented 79% and 80%, respectively, of our product sales for the three and six months ended June 30, 2004, compared to 76% and 75%, respectively, for the same periods in 2003.  Our cardiovascular products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel.  Although our gross profits may continue to grow, we expect that our overall gross margin may continue to decrease as a result of competitive pricing pressures and the changing mix of sales of products with different gross margins.  Any new products that we successfully develop, acquire and sell may change our future gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses for the three and six months ended June 30, 2004 were $15.7 million and $31.6 million, respectively, representing increases of 16% and 26%, respectively, compared to $13.6 million and $25.0 million, respectively, for the same periods of 2003.  The increase in SG&A expenses was primarily associated with the formation of our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, as well as with the addition of sales, clinical education and technical service resources in the United States, expanded sales activities related to our broader product lines and scale-up in additional markets such as physician laboratories, marketing activities relating to new products, increased administrative costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on our financial performance.

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

Research and Development Expenses. Research and development, or R&D, expenses for the three and six months ended June 30, 2004 were $8.3 million and $15.8 million, respectively, representing increases of 33% and 38%, respectively, compared to $6.3 million and $11.5 million for the same periods of 2003.  The increases in R&D expenses for the three and six months ended June 30, 2004 compared to the same periods of 2003 were primarily associated with increased employee expenses and supplies used in our R&D activities.  During the first half of 2004 and 2003, our research and development resources were focused primarily on product development for potential new diagnostic tests including the Triage Profiler Shortness of Breath Panel and other diagnostic tests for critical health conditions such as stroke and acute coronary syndromes, or ACS, the development of potential improvements to our existing products and manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group and were primarily related to Biosite Discovery.

We expect R&D expenses in 2004 to continue to be higher than in 2003.  The increased expenditures will relate primarily to:

•                  product development efforts, including the development of potential diagnostic products for stroke, acute coronary syndrome and sepsis;

•                  clinical studies, including studies associated with potential diagnostic products for stroke and ones related to the exploration and validation of other potential uses for our Triage BNP Tests;

•                  scale-up for potential new products;

•                  Biosite Discovery activities; and

•                  performance-based compensation.

The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as the timing and progress of our R&D efforts.

Interest and Other Income, net. Interest and other income, net was $186,000 and $380,000, respectively, for the three and six months ended June 30, 2004, compared to $531,000 and $841,000 for the same periods of 2003.  The decrease resulted primarily from lower interest income from our cash equivalents and marketable securities due to a lower average balance of marketable securities and lower interest rates during the three and six months ended June 30, 2004 compared to the same periods of 2003.  During the second quarter and first half of 2004, we maintained a larger portion of our marketable securities in cash and cash equivalents for liquidity purposes in anticipation of cash needs and rising interest rates. The decrease was offset by the capitalization of interest incurred in the first half of 2004 related to the development of our new corporate complex.

 Provision for Income Taxes. As a result of the pre-tax income and the estimated tax credits to be generated in 2004, we recorded a provision for income taxes of $12.3 million for the first half of 2004.  For the same period in 2003, we recorded a provision for income taxes of $8.4 million. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

We have financed our operations through cash from operations, private and public placements of equity securities, debt and capital lease financing, cash received under collaborative agreements and interest income.  As of June 30, 2004, we had cash, cash equivalents and marketable securities of approximately $83.7 million compared to $53.9 million as of December 31, 2003.

The increase in cash, cash equivalents and marketable securities during the first half of 2004 as compared to the same period of 2003 was largely attributable to cash generated from operating activities of $40.1 million during the first half of 2004, compared to $6.0 million for the same period in 2003.  The primary contributor to cash generated from operating activities for the six months ended June 30, 2004 was our net income of $18.9 million.  Cash generated from operating activities also included a decrease in accounts receivable of $7.4 million, increases in income taxes payable of $4.6 million, accounts payable of $5.8 million and non-cash expenses such as depreciation and amortization of $8.0 million.  Other significant sources of cash included the receipt of $6.4 million in proceeds from equipment financing and $6.2 million in proceeds from the issuance of stock under our stock plans. Significant uses of cash during the first half of 2004 included expenditures for the construction of our new corporate complex of $12.8 million, leasehold improvements and capital equipment of approximately $7.6 million and principal payments under equipment financing debt arrangements of $2.5 million.

Our primary short-term needs for capital, which are subject to change, are for the construction of our new corporate complex, support of commercialization efforts related to our products, including expansion of our direct sales force and field support resources, improvements in our manufacturing capacity and efficiency, facility expansion, new product development, clinical studies, and the continued advancement of research and development efforts and other working capital needs.  We have executed agreements to license technologies patented by others that call for milestone payments and royalties based on product sales utilizing the licensed technologies.  We may enter into additional licensing agreements that may include up-front and annual cash payments, milestone payments and future royalties based on product sales utilizing the licensed technologies. We utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  As of June 30, 2004, we had two equipment financing lines of credit with financial institutions totaling $12.0 million, of which an aggregate of $3.1 million was available for future borrowings.  The lines of credit expire on September 30, 2004 and December 30, 2004.  Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

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

Risk Factors

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See “Forward-looking Statements” above.  Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

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

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future.  We may not be able to maintain profitability in the future.  We believe that our future operating results may be subject to quarterly and annual fluctuations due to a variety of factors, including:

•                  competition, including from products competitive with our Triage BNP Tests and from companies with greater financial capital and resources;

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

•                  changes in reimbursement policies;

•                  regulatory approvals, market acceptance and sales execution of current or new products;

•                  costs, timing and effectiveness of further expansion of our sales force and field support resources;

•                  whether and when we successfully develop and introduce new products;

•                  research and development efforts, including clinical studies and new product scale-up activities;

•                  our ability to execute, maintain and achieve performance milestones under license and collaborative agreements;

•                  product recalls;

•                  enforcement, defense and resolution of license, patent or other contract disputes; and

•                  costs and timing associated with business development activities, including potential licensing of technologies or intellectual property rights.

Our operating results would also be adversely affected by a downturn in the market for our products or a slower than anticipated sales growth trend for our products.  Because we continue to increase our operating expenses to support our expanded sales and marketing activities, manufacturing operations and new product development, our operating results would be adversely affected if our sales and gross profits did not correspondingly increase at the same or higher rate or if our product development efforts are unsuccessful or subject to delays.  Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not achieve revenue growth or sustain profitability on a quarterly or annual basis and our growth or operating results may not be consistent with predictions made by us or by securities analysts.

We are dependent on the market acceptance of our existing products and products under development for revenue growth and profitability.

We believe that our revenue growth and profitability will substantially depend upon our ability to continue to achieve a growing level of market acceptance and sales of our newer products, such as the Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER, Triage Profiler Shortness of Breath Panel and products currently under development, such as our stroke diagnostic panel.  Our revenues will also depend on our effectiveness in transitioning and operating a direct sales and distribution model in certain international countries, as well as our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant additions in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  We are also making significant investments in developing and penetrating new markets in the United States such as the physician office segment.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

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

•                                 an effective distribution system for our products; or

•                                 appropriate strategies or tactics to address our competitors,

sales of our products may not meet expectations and our profitability may suffer.

If we do not successfully develop new products as currently planned, we may not recover our significant investments in those projects.

We are making significant investments in research and development of potential new products, including the development of diagnostic tests for stroke, ACS and sepsis, and in expanded uses of our existing products.  The successful development of some of our new products will depend on the development of new technologies.  We are also making significant investments in processes, leasehold improvements and equipment to improve our manufacturing efficiency and capacity in anticipation of new products and revenue growth, as well as constructing our new corporate complex.  Our revenue growth and profitability are impacted by all of these investments.  We are required to undertake time consuming and costly development activities and seek regulatory approval for potential new products and for the potential new uses of existing products.  Products that appear promising during product development and preclinical studies, including our stroke diagnostic panel, may not demonstrate acceptable clinical study results, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  We will be harmed if we are unable, for technological or other reasons, to:

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

Our Triage BNP Tests have encountered, and may continue to encounter, significant competition from products developed and commercialized by companies with greater financial capital and resources.

Product sales of our Triage BNP Tests represented 69% of our product sales in the first half of 2004 and 60% in the same period of 2003.  Our Triage BNP Tests are currently two of several FDA-cleared tests used as an aid in the diagnosis of CHF.  Bayer, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Scios, Inc., the licensor of the BNP technology and patents, was acquired by Johnson & Johnson in April 2003.

We have, and continue to, experience competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers who wanted to utilize an automated immunoassay system for BNP testing.  After initiating sales outside of the United States in November 2003, Abbott Laboratories began selling a test in the United States during the first quarter of 2004.  In addition, we expect Dade Behring will begin selling a NT-pro BNP diagnostic product during the fourth quarter of 2004.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Tests.  This risk of competition may increase as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche Diagnostics is offering for license.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Tests may decline.

Competition and technological change in the diagnostic testing market may make our products less attractive or obsolete.

In addition to the specific competitive risks that we face in the market for our Triage BNP Tests, we face intense competition for our other products and in the general market for diagnostic testing.  Our competitors include:

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

We are subject to manufacturing risks, including our limited manufacturing experience with newer products and processes, which may lead to our inability to scale-up manufacturing.  Additionally, unanticipated acceleration or deceleration of customer demand may lead to manufacturing inefficiencies.  These manufacturing risks and inefficiencies may adversely affect our ability to produce products and could reduce our gross margins and could increase our research and development expenses.

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

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 87% of our product sales in first half of 2004 and 90% for the full year 2003.  In July 2003, we signed a two-year distribution agreement with Fisher that extends our distribution relationship through December 31, 2005.  We distribute products in the United States physician office market primarily through PSS.  Beginning in August 2004, Henry Schein will also distribute our products in the physician office market.  Internationally, we distribute products through country-specific and regional distributors, as well as by our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales.

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

A significant portion of our product sales is made to Fisher domestically and other distributors internationally.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by seasonal aspects and fluctuations in the buying patterns of end-user customers, Fisher and our other distributors, and by the changes in inventory levels of our products held by these distributors.  We are unable to verify the inventory levels of our international distributors and only have limited visibility over the inventory levels of our products at Fisher or our other domestic distributors.  While we attempt to assist Fisher in maintaining targeted stocking level of our products, we may not consistently be accurate or successful.  For example, due to the higher than expected customer demand for our products in December 2003 and the first half of 2004, as well as manufacturing inefficiencies and a diversion of resources to implement product improvements and perform new product scale-up activities, distributor inventory levels of some of our products were below targeted stocking levels at June 30, 2004.  Attempting to assist Fisher in maintaining targeted stocking levels of our products involves the exercise of judgment and use of assumptions as to future uncertainties including end-user customer demand and, as a result, actual results could differ from our estimates.  Inventory levels of our products held by distributors may exceed or fall below the levels we consider desirable on a going-forward basis, which may harm our financial results due to unexpected buying patterns of our distributors or our inability to efficiently manage or invest in internal resources, such as manufacturing capacity, to meet the actual demand for our products.

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

For example, we rely upon LRE for production of the fluorometer that is used with our Triage MeterPlus platform products, which include the Triage BNP Test, Triage Cardiac Panel, Triage Cardio ProfilER, Triage Profiler Shortness of Breath Panel and Triage TOX Drug Screen and other products currently under development.  In addition, we rely on Beckman Coulter to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems for us.  If LRE is unable or unwilling to manufacture sufficient quantities of quality Triage MeterPlus units, or if Beckman Coulter is unable or unwilling to manufacture sufficient quantities of quality Triage BNP Test for Beckman Coulter Immunoassay Systems, this may materially and adversely affect:

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

Until recently, we sold all of our products internationally through independent distributors.  Over the next few years, we anticipate transitioning the distribution of our products in some international countries to a direct sales and distribution model.  We transitioned to a direct sales and distribution model in France and Germany in 2003 and in

Belgium, Luxembourg, the United Kingdom and Italy in the first half of 2004.  In any country in which we transition to a direct sales and distribution model, we will need to make investments in facilities, resources and personnel.  In addition, we will be assuming additional administrative expenses to manage our operations in those countries.  We may also incur expenses associated with the termination of our existing distribution arrangements in those countries.  We have limited experience in managing operations outside of the United States and in direct sales, marketing and distribution of our products in international markets.  If we are not successful in implementing direct sales and distribution in countries where we elect to do so, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

Our international sales and operations may be harmed by political, social or economic changes, or other factors.

Export sales to international customers amounted to $11.9 million for the first half of 2004 and $14.5 million for the full year 2003.  During the last half of 2003 and the first half of 2004, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

In the United States, healthcare providers that purchase our products and other diagnostic tests generally rely on third-party payors to reimburse all or part of the cost of the procedure.  In international markets, reimbursement and healthcare payment systems vary significantly by country, and include both government sponsored healthcare and private insurance.  Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for testing services.  Third-party payors are increasingly scrutinizing and challenging the prices charged for both existing and new medical products and services.  Lower than expected or decreases in reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect our ability to sell our products to the physicians at prices we target.  Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis.

Changes in laboratory regulations for our customers may adversely affect us.

The use of our products is affected by the Clinical Laboratory Improvement Amendments, or CLIA, and related federal and state regulations, which provide for regulation of laboratory testing.  The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.

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

While we believe the weight of scientific data and professional acceptance support the appropriateness of our internal controls, there can be no assurance that the application of these new Interpretive Guidelines will be favorable to our products.  Moreover, future amendment of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

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

At June 30, 2004, we had approximately $92.1 million of long-lived assets, including $29.3 million of land, $18.5 million of building construction-in-progress, $16.4 million of leasehold improvements, $56.6 million of equipment and $6.1 million of capitalized license rights.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  In San Diego, we lease 10 buildings with leases that expire between March and December 2005.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of June 30, 2004, we had approximately $4.1 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

•                       competition, including products competitive with our Triage BNP Tests, from companies with greater financial capital and resources;

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

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex will provide us with up to 800,000 square feet of space and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $105 million, of which we have paid approximately $47.8 million through June 30, 2004.  We currently plan to finance the construction of the complex using a combination of available cash balances and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the first phase of construction to be completed in the second quarter of 2005 and do not anticipate expanding our operations to the new facility prior to then.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies, including those related to our stroke diagnostic panel, that will cause us or regulatory authorities to delay or suspend our ongoing or planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies.

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

The testing, manufacturing and marketing of medical diagnostic tests entails an inherent risk of clinical and product liability claims.  Our launch of new products to assist in the diagnosis of other indications, such as stroke, may further increase our risk of these claims.  Potential clinical and product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy.  In the future, our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all.  In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, our liabilities could exceed our total assets.

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

During the last half of 2003 and the first half of 2004, we significantly expanded our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies and are subject to fluctuations in currency exchange rates.  Significant fluctuations in currency exchange rates may negatively impact our consolidated sales and earnings.

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

•                        political, social or economic conditions and changes in these foreign markets; and

•                        government spending patterns.

Further, we purchase our Triage MeterPlus inventory from LRE in Euros, and we incur employee and other operating costs in foreign currencies. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results. In prior years, we have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of June 30, 2004, we had no outstanding forward exchange contracts.  Cash totaling $2.9 million, accounts receivable totaling $2.7 million and accounts payable totaling $324,000 were denominated in foreign currencies as of June 30, 2004.

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

Part II.  Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2004, we held our Annual Meeting of Stockholders.  As of April 23, 2004, the record date, 15,656,613 shares were entitled to vote at the Annual Meeting.  Of these 15,656,613 shares, 1,317,911 were not voted.  The following actions were taken at the Annual Meeting:

1.               a.             The following Class I Directors were elected:

i.                  Lonnie M. Smith.  12,298,180 shares voted in favor of the nominee, 2,040,522 shares withheld their vote;

ii.               Timothy J. Wollaeger.  12,300,878 shares voted in favor of the nominee, 2,037,824 shares withheld their vote;

b.            The following directors continue in office for their existing terms:

Kim D. Blickenstaff

Kenneth F. Buechler, Ph.D.

Anthony DeMaria, M.D.

Howard E. Greene Jr.

2.               A proposal was approved to amend and restate the 1996 Stock Incentive Plan of Biosite Incorporated to, among other things, increase the number of shares of Common Stock authorized for issuance thereunder by 500,000 shares.  5,637,493 shares were voted in favor of the proposal, 4,490,998 shares were voted against the proposal, 37,540 shares abstained and 4,442,671 shares were not voted (includes broker non-votes).

3.               A proposal was approved to amend and restate the Employee Stock Purchase Plan of Biosite Incorporated to, among other things, add an evergreen provision.  6,219,403 shares were voted in favor of the proposal, 3,650,065 shares were voted against the proposal, 26,563 shares abstained and 4,442,671 shares were not voted (includes broker non-votes).

4.               The selection of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2004 was ratified.  13,604,054 shares were voted in favor of the proposal, 719,198 shares were voted against the proposal and 15,450 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits

3.	(i)(1)	Restated Certificate of Incorporation.
3.	(i)(1)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.	(i)(1)	Certificate of Designation of Rights and Preferences of Series A Participating Preferred Stock.
3.	(ii)(2)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.	(iii)(3)	Amended and Restated Bylaws.
4.	1(2)	Form of Common Stock Certificate with rights legend.
10.	1(4)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated.
10.	2(5)	Biosite Incorporated Amended and Restated Employee Stock Purchase Plan.
31.	1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer.
31.	2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer.
32.	1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer.
32.	2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer.

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

(3)                                  Incorporated by reference to exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(4)                                  Incorporated by reference to Exhibit A to Biosite’s Definitive Proxy Statement filed on April 27, 2004.

(5)                                  Incorporated by reference to Exhibit B to Biosite’s Definitive Proxy Statement filed on April 27, 2004.

(b)               Reports on Form 8-K

On April 7, 2004, we filed a current report on Form 8-K, furnishing under Item 12. “Results of Operations and Financial Condition,” information relating to the revision of our financial guidance for the first quarter of the 2004 fiscal year.

On April 28, 2004, we filed a current report on Form 8-K, furnishing under Item 12. “Results of Operations and Financial Condition,” information relating to our financial results for the quarter ended March 31, 2004.

On May 24, 2004, we filed a current report on Form 8-K, furnishing additional information about tax fees that we paid to our independent auditors, Ernst & Young LLP, reported in our proxy statement for our 2004 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2004	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)