Form 10-Q
period 2004-09-30
BIOSITE INC
filed 2004-11-08
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒    No   ☐

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at October 31, 2004 was 16,198,289.

BIOSITE INCORPORATED

FORM 10-Q

Biosite®, Triage® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated.  Cardio ProfilER™, Profiler CP™, Profiler Shortness Of Breath™ and the Company’s logos are trademarks of Biosite Incorporated.  Beckman Coulter® is a registered trademark of Beckman Coulter, Inc.  This quarterly report on Form 10-Q also contains trademarks and trade names of other companies.

i

Part I.              Financial Information

Item 1.     Financial Statements

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$41,981	$19,537
Marketable securities	42,135	34,397
Accounts receivable, net	19,673	23,755
Inventories, net	36,395	27,780
Other current assets	11,954	9,534
Total current assets	152,138	115,003
Property, equipment and leasehold improvements, net	96,289	71,408
Patents and license rights, net	5,817	6,771
Other assets	1,852	1,442
	$256,096	$194,624

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,975	$6,905
Accrued employee expenses	12,000	8,463
Current portion of long-term debt	5,566	4,664
Other current liabilities	5,459	4,096
Total current liabilities	40,000	24,128

Long-term debt	15,716	14,158
Other long-term liabilities	1,908	3,435

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 40,000 shares authorized; 16,148 and 15,618 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	161	156
Additional paid-in capital	116,269	99,821
Accumulated other comprehensive income, net of related tax effect of ($29) and $66 at September 30, 2004 and December 31, 2003, respectively	114	300
Retained earnings	81,928	52,626
Total stockholders’ equity	198,472	152,903
	$256,096	$194,624

Note:                   The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Product sales	$60,392	$41,412	$175,851	$124,283
Contract revenue	791	1,358	2,871	3,126
Total revenues	61,183	42,770	178,722	127,409

Operating expenses:
Cost of product sales	18,583	14,493	57,920	41,965
Selling, general and administrative	16,108	12,435	47,664	37,438
Research and development	9,588	6,029	25,412	17,499
Total operating expenses	44,279	32,957	130,996	96,902

Operating income	16,904	9,813	47,726	30,507

Interest and other income, net	119	321	499	1,162

Income before provision for income taxes	17,023	10,134	48,225	31,669
Provision for income taxes	(6,642)	(3,691)	(18,923)	(12,058)

Net income	$10,381	$6,443	$29,302	$19,611

Net income per share:
- Basic	$0.65	$0.42	$1.86	$1.29
- Diluted	$0.60	$0.38	$1.74	$1.18

Shares used in calculating per share amounts:
- Basic	15,979	15,501	15,769	15,200
- Diluted	17,311	16,964	16,864	16,591

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$29,302	$19,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,816	7,081
Deferred income taxes	(1,400)	—
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(314)	—
Accounts receivable	4,082	(1,449)
Inventory	(8,615)	(16,052)
Other current assets	(3,008)	313
Income taxes	4,476	3,116
Accounts payable	10,070	2,487
Other current and long-term liabilities	4,806	1,809
Net cash provided by operating activities	52,215	16,916

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	21,313	39,317
Purchase of marketable securities	(28,980)	(19,080)
Purchase of property, equipment and leasehold improvements	(36,214)	(43,481)
Patents, license rights, deposits and other assets	(852)	(341)
Net cash used in investing activities	(44,733)	(23,585)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	6,361	11,818
Principal payments under financing obligations	(3,901)	(2,139)
Proceeds from issuance of stock under stock plans, net	12,502	11,381
Net cash provided by financing activities	14,962	21,060

Increase in cash and cash equivalents	22,444	14,391

Cash and cash equivalents at beginning of period	19,537	19,113
Cash and cash equivalents at end of period	$41,981	$33,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$745	$429
Income taxes paid	$15,685	$8,986
Income tax benefit of disqualifying dispositions of stock	$3,947	$7,047

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

The condensed consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the financial statements for the three and nine months ended September 30, 2003 have been reclassified to conform to the presentation of the financial statements for the three and nine months ended September 30, 2004.

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

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding – Shares used in calculating per share amounts - Basic	15,979	15,501	15,769	15,200
Net effect of dilutive common share equivalents using the treasury stock method	1,332	1,463	1,095	1,391
Shares used in calculating per share amounts – Diluted	17,311	16,964	16,864	16,591

3.         STOCK-BASED COMPENSATION

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for our stock-based compensation.  Stock options issued to non-employees are recorded at their fair value as determined in accordance with FAS No. 123, Accounting for Stock-based Compensation, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and are periodically remeasured as the stock options vest.

Adjusted pro forma information regarding net income is required by FAS No. 123, and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  The fair values for stock options and purchase rights were estimated at the date of grant using the Black-Scholes option valuation model.

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the vesting periods of the granted options.  Our adjusted pro forma information is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
(Net of tax)	2004	2003	2004	2003

Net income, as reported	$10,381	$6,443	$29,302	$19,611
Pro forma FAS 123 compensation expense	(4,785)	(4,857)	(14,938)	(11,795)
Adjusted pro forma net income	$5,596	$1,586	$14,364	$7,816
Adjusted pro forma basic net income per share	$0.35	$0.10	$0.91	$0.51
Adjusted pro forma diluted net income per share	$0.32	$0.09	$0.85	$0.47

The pro forma effects on net income for the three and nine months ended September 30, 2004 and 2003 are not likely to be representative of the effects on reported net income or loss in future quarters or years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

4.         BALANCE SHEET INFORMATION

Net inventories consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)

Raw materials	$12,047	$13,327
Work-in-process	17,695	11,476
Finished goods	6,653	2,977
	$36,395	$27,780

5.         COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  As adjusted, our comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income	$10,381	$6,443	$29,302	$19,611
Change in unrealized net gain (loss) on marketable securities, net of tax	10	(113)	(144)	(245)
Foreign currency translation gain (loss)	22	—	(42)	—
Comprehensive income	$10,413	$6,330	$29,116	$19,366

6.         RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired.  The provisions of EITF 03-1 became effective for the Company’s third quarter of fiscal 2004 and will be applied prospectively to all current and future investments.  Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s fiscal year ending 2004.  The adoption of EITF 03-1 did not have a material effect on our results of operations and financial condition.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements that involve risks and uncertainties, including: the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to obtain regulatory approvals and complete other clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; potential contract disputes or patent conflicts; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under “Risk Factors” below and throughout our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Quarterly Report on Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

Overview

Founded in 1988, Biosite Incorporated is a leading provider of novel, rapid medical diagnostic tests that improve a physician’s ability to diagnose critical diseases and health conditions.  In selecting market opportunities, we primarily target large categories of disease that lack accurate or timely diagnostic methods.  Currently, we offer tests for drug screening, heart attack, congestive heart failure, or CHF, acute coronary syndromes, evaluation of shortness of breath and certain bacterial and parasitic infections.

Our products are principally sold to acute care hospitals, which number approximately 5,400 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  In July 2003, we signed a two-year distribution agreement with Fisher that extended the existing distribution relationship through December 31, 2005.  Sales to Fisher represented 86% of our product sales in the first nine months of 2004 and 90% of our product sales for the full year 2003.  We utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.

We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During 2003 and 2004, we initiated direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy. Over the next few years, we may transition to direct sales and distribution of our products in additional countries.

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

Our product sales for the first nine months of 2004 were $175.9 million, representing a 42% increase over the same period of 2003.  This growth resulted largely from increased sales of our Triage BNP Test products.  Our meter-based Triage BNP Test, launched domestically in 2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  Our Triage BNP Tests are currently two of several FDA-cleared tests used as an aid in the diagnosis of CHF.  At various times since November 2002, Bayer Healthcare, Dade Behring, Roche Diagnostics and Abbott Laboratories have launched competitive products that are also designed to aid in the diagnosis of CHF.

We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  In the third quarter of 2003, we began to experience significant competition from Bayer, resulting in a loss of customers who preferred to use an automated immunoassay system for BNP testing.  In December 2003, we received FDA clearance to market our Triage BNP Test for Beckman Coulter Immunoassay Systems and began selling the product in the United States in January 2004.  As a result, a customer can perform BNP testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter’s automated immunoassay systems.  Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

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

Recent Developments

510(k) Premarket Notifications - Triage Profiler CP Panel and Triage D-dimer Test

In October 2004, we filed two 510(k) Premarket Notifications with the United States Food and Drug Administration seeking clearances for two products, the Triage Profiler CP Panel and the Triage D-dimer Test:

•                  The Triage Profiler CP Panel is designed as an aid in the early diagnosis of acute coronary syndromes, including heart attack and the assessment of severity of heart failure.  We expect to launch the test in the first half of 2005.  The panel measures four biomarkers - CK-MB, myoglobin, troponin I and troponin I complexes and b-type natriuretic peptide - and incorporates a unique panel index feature, which analyzes information from all four markers and presents a single representative value, the panel index.  Our clinical study data collected from more than 2,000 acute coronary syndromes and non-cardiac chest pain patients demonstrated that the Triage Profiler CP Panel index significantly improved the overall diagnostic accuracy for the early diagnosis of acute coronary syndromes and heart attack.  The National Hospital Ambulatory Medical Care Survey: 2002 Emergency Department Summary reports that chest pain was the second leading reason cited for emergency department visits.

•                  The Triage D-dimer Test is designed to aid in the assessment and evaluation of patients with suspected disseminated intravascular coagulation, including pulmonary embolism.  We expect to launch the test in the first half of 2005.  Pulmonary embolism, a blockage of one or more of the pulmonary arteries by blood clot, is a common and highly lethal condition that is a leading cause of death in all age groups.

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

The SEC’s Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We believe that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

Warranty Reserve.  Our warranty allowance primarily relates to warranty coverage extended with the placement of the Triage MeterPlus.  The allowance is established at an amount net of any warranty costs that would be covered by LRE Technology Partner GmbH, or LRE, our manufacturer of the Triage MeterPlus.  We also have established a warranty reserve related to the potential replacement of our test devices due primarily to unexpected performance issues with the product.  Historical experience and trends detailing returns and replacement activity of both our Triage MeterPlus and our test devices and those that have been covered by LRE’s manufacturer’s warranty of the Triage MeterPlus are used in estimating our warranty reserves.

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

Inventories and Related Allowances.  Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess, obsolete and potential scrap inventories.  The estimated allowance for excess and obsolete inventories is based on inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of scrap or obsolescence.  During our manufacturing processes, some work-in-process inventories require additional testing or re-work.  These inventories are separately tracked and reviewed on a monthly basis to determine their status and an estimated reserve for potential scrap is calculated.  We utilize a standard cost system to track our inventories on a part-by-part, full absorption cost basis.  Adjustments are made to the standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a FIFO cost basis.

Intangible and Other Long-Lived Assets.  At September 30, 2004, we had approximately $104.0 million of long-lived assets, including $29.6 million of land, $31.1 million of building construction-in-progress, $4.1 million of leasehold improvements, $31.4 million of equipment and $7.7 million of capitalized license rights and other assets.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  We lease 10 buildings in the United States with leases that expire between March and December 2005.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, not to exceed 10 years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or 10 years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights include only estimated sales for products we are currently selling and do not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2004	2003	2004	2003

Cardiovascular products:
Triage BNP Test products	$38,936	$24,331	$118,518	$74,314
Triage Cardiac Panel and Profiler products	8,232	5,060	19,589	15,445
Triage MeterPlus products	564	858	2,229	2,657
Total Cardio Product Sales	$47,732	$30,249	$140,336	$92,416

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	11,223	9,971	31,260	28,188
Triage Microbiology products	1,437	1,192	4,255	3,679
Total Other Products Sales	$12,660	$11,163	$35,515	$31,867
Total Product Sales	$60,392	$41,412	$175,851	$124,283

Product Sales. Product sales for the three and nine months ended September 30, 2004 were $60.4 million and $175.9 million, respectively, representing increases of 46% and 42%, respectively, compared to $41.4 million and $124.3 million, respectively, for the same periods of 2003. The increases in total product sales, as compared to the same periods in 2003, were primarily attributable to the growth in sales of our Triage BNP Tests, including the Triage BNP Test for Beckman Coulter Immunoassay Systems.  Growth in sales of our Triage BNP Tests was $14.6 million and $44.2 million for the three and nine months ended September 30, 2004, respectively.

As a result of significant fluctuations in customer demand, manufacturing inefficiencies, product improvement efforts and new product scale-up activities, inventory levels of our products have been and may be above or below targeted stocking levels in future periods.  We adjust our manufacturing capacity by both adjusting the number of production shifts we operate and production activities, as well as through the implementation of additional manufacturing equipment.  This allows us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels.  Product sales in future periods to our distributors will be impacted as we and our distributors attempt to adjust distributors’ inventories to targeted stocking levels and as we seek to improve our effectiveness and efficiency in adjusting our manufacturing capacity and output.  Our product sales are also impacted by the buying patterns of our distributors and other customers.  Additionally, we believe that our products are subject to some seasonality in their use.   During the flu season (October through March), some of our customers increased their use of our Triage BNP Tests compared with their usage during the summer months.  Higher utilization rates of our Triage BNP Tests may be due to a higher number of visitors to the emergency departments of hospitals exhibiting shortness of breath, which is one of the symptoms of congestive heart failure and the flu.  However, higher utilization may also result from greater comfort with, and awareness and education of the uses of, our Triage BNP test products, as well as additional users within the hospitals.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Profiler Panels and Triage MeterPlus, totaled $47.7 million and $140.3 million, respectively, for the three and nine months ended September 30, 2004.  This represented increases of 58% and 52%, respectively, as compared to $30.2 million and $92.4 million, respectively, for same periods of 2003.  The product sales growth of our cardiovascular products for the third quarter and first nine months of 2004 was primarily due to growth in sales volume of our Triage BNP Tests.  Our product sales growth rate for our Triage BNP Tests in future periods may be lower than in the past periods because of increased competition from alternative tests that aid in the diagnosis of CHF.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Tests may decline.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $12.7 million and $35.5 million, respectively, for the three and nine months ended September 30, 2004.  This represented increases of 13% and 11%, respectively, as compared to $11.2 million and $31.9 million, respectively, for the same periods of 2003.  The increase in sales of these products was primarily due to an increase in sales volume of our Triage TOX Drug Screen.  We believe that the domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three and nine months ended September 30, 2004 were $791,000 and $2.9 million, respectively, as compared to $1.4 million and $3.1 million, respectively, for the same periods of 2003.  Contract revenues recognized during the three and nine months ended September 30, 2004 and 2003 consisted primarily of research funding.  We recognized $750,000 of research funding from our alliance with Medarex during each of the first three quarters of both 2004 and 2003.  Other contract revenues recognized during those periods of 2004 and 2003 included antibody fees, milestone payments and license fees.  The decrease in contract revenues for both the three and nine months ended September 30, 2004 compared to the same periods of 2003 was due primarily to lower contract revenues related to the development and delivery of antibodies and milestones.  Biosite Discovery activities are performed, and its costs are incurred, by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.8 million and $4.8 million for the three and nine months ended September 30, 2004, respectively, compared to $1.4 million and $4.2 million, respectively, for the same periods of 2003.  These costs are included in research and development expenses.

Cost of Sales and Gross Profit From Product Sales. Gross profit from product sales for the three and nine months ended September 30, 2004 was $41.8 million and $117.9 million, respectively, representing increases of 55% and 43%, respectively, compared to $26.9 million and $82.3 million for the same periods of 2003.

Gross profits increased primarily due to an overall increase in product sales.  The overall gross margin for the three and nine months ended September 30, 2004 was 69% and 67%, respectively, compared to 65% and 66%, respectively, for the same periods of 2003.  The increase in the overall gross margin was primarily due to higher manufacturing efficiencies.  The higher efficiencies resulted primarily from higher production volumes and manufacturing output during the manufacture of product sold in the third quarter and first nine months of 2004 compared with the same periods of 2003.  Additionally, the changing mix of our sales of products that have different gross margins impacted our overall gross margin.  Our overall gross margin will fluctuate as a result of the changing mix of our sales of products that have different gross margins and from manufacturing inefficiencies, including inefficiencies experienced as we attempt to increase or decrease our manufacturing capacity, production volumes and manufacturing output.  Our manufacturing overhead costs are spread over the changing production volumes manufactured during a quarter on a first in, first out basis.

Our cardiovascular products have lower gross margins than our Triage Drugs of Abuse Panel.  Sales of our cardiovascular products represented 79% and 80%, respectively, of our product sales for the three and nine months ended September 30, 2004, compared to 73% and 74%, respectively, for the same periods in 2003.  Our cardiovascular products are expected to continue to realize lower gross margins than the Triage Drugs of Abuse Panel.  Although our gross profits may continue to grow, we expect our overall gross margin to fluctuate as a result of the changing mix of sales of products with different gross margins, changes in our manufacturing processes or costs and competitive pricing pressures.  Any new products that we successfully develop, acquire and sell may change our future gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses for the three and nine months ended September 30, 2004 were $16.1 million and $47.7 million, respectively, representing increases of 30% and 27%, respectively, compared to $12.4 million and $37.4 million, respectively, for the same periods of 2003.  The increase in SG&A expenses was primarily associated with the formation of our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, as well as with the addition of sales, clinical education and technical service resources in the United States, expanded sales activities related to our broader product lines and scale-up in additional markets such as physician laboratories, marketing activities relating to new products, increased administrative costs to support our expanded operations and higher performance-based compensation, such as sales commissions and bonuses based on our financial performance.

We expect SG&A expenses in 2004 and 2005 to continue to be higher than in 2003, as we continue to increase our sales, marketing, administration, clinical education and technical service resources, and continue to build our direct sales and distribution infrastructure in Europe.  We also expect to expand our overall operations, including sales and marketing program activities for our new products and administrative support functions and infrastructure.  The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.

Research and Development Expenses. Research and development, or R&D, expenses for the three and nine months ended September 30, 2004 were $9.6 million and $25.4 million, respectively, representing increases of 59% and 45%, respectively, compared to $6.0 million and $17.5 million for the same periods of 2003.  The increases in R&D expenses for the three and nine months ended September 30, 2004 compared to the same periods of 2003 were primarily associated with increased employee expenses, clinical studies and supplies used in our R&D activities.  During the first three and nine months of 2004 and 2003, our research and development resources were focused primarily on product development for potential new diagnostic tests including the Triage Profiler CP Panel,  Triage Profiler Shortness of Breath Panel and other diagnostic tests for critical health conditions such as stroke, the development of potential improvements to our existing products, including our Triage Cardiac Panel, and manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group and were primarily related to Biosite Discovery.

We expect R&D expenses in 2004 and 2005 to continue to be higher than in 2003.  The increased expenditures will relate primarily to:

•                  product development efforts, including the development of potential diagnostic products for stroke, acute coronary syndromes and sepsis;

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

Interest and Other Income, Net. Interest and other income, net was $119,000 and $499,000, respectively, for the three and nine months ended September 30, 2004, compared to $321,000 and $1.2 million for the same periods of 2003.  We realized lower interest income during the three and nine months ended September 30, 2004 compared to the same periods of 2003 primarily because we had a higher percentage of our cash and marketable securities in more liquid cash and cash equivalents, which yielded lower interest income than our marketable securities.  During the third quarter and first nine months of 2004, we maintained a larger portion of our marketable securities in cash and cash equivalents for liquidity purposes in anticipation of cash needs, including new corporate complex construction costs, as well as rising interest rates. The decrease during the nine months ended September 30, 2004 compared to the same period of 2003 was also impacted from the capitalization of interest expense we incurred beginning July 2003 related to the development of our new corporate complex.

Provision for Income Taxes. As a result of the pre-tax income and the estimated tax credits to be generated in 2004, we recorded a provision for income taxes of $18.9 million for the first nine months of 2004.  For the same period in 2003, we recorded a provision for income taxes of $12.1 million. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Liquidity and Capital Resources

We have financed our operations through cash from operations, private and public placements of equity securities, including proceeds from the issuance of stock under our employee stock plans, equipment financing, cash received under collaborative agreements and interest income.  As of September 30, 2004, we had cash, cash equivalents and marketable securities of approximately $84.1 million compared to $53.9 million as of December 31, 2003.

The increase in cash, cash equivalents and marketable securities during the first nine months of 2004 as compared to the same period of 2003 was largely attributable to cash generated from operating activities of $52.2 million during the first nine months of 2004, compared to $16.9 million for the same period in 2003.  The primary contributor to cash generated from operating activities for the nine months ended September 30, 2004 was our net income of $29.3 million.  Cash generated from operating activities also included a decrease in accounts receivable of $4.1 million, increases in income taxes payable of $4.5 million, accounts payable of $10.1 million and non-cash expenses such as depreciation and amortization of $12.8 million.  Other significant sources of cash included the receipt of $6.4 million in proceeds from equipment financing and $12.5 million in proceeds from the issuance of stock under our stock plans. Significant uses of cash during the first nine months of 2004 included expenditures for the construction of our new corporate complex of $24.8 million, leasehold improvements and capital equipment of approximately $11.4 million, an increase in inventory of $8.6 million and principal payments under equipment financing debt arrangements of $3.9 million.

Our primary short-term needs for capital, which are subject to change, are for:

•      the construction of our new corporate complex;

•    support of commercialization efforts related to our products, including expansion of our direct sales force and field support resources;

•      improvements in our manufacturing capacity and efficiency;

•      transitioning and operating a direct sales and distribution model in certain international countries;

•      new product development, clinical studies, and the continued advancement of research and development efforts; and

•      working capital needs.

We have executed agreements to license technologies patented by others that call for milestone payments and royalties based on product sales utilizing the licensed technologies.  We may enter into additional licensing agreements that may include up-front and annual cash payments, milestone payments and future royalties based on product sales utilizing the licensed technologies. We utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  As of September 30, 2004, we had two equipment financing lines of credit with financial institutions totaling $12.0 million, of which an aggregate of $11.5 million was available for future borrowings.  The lines of credit expire on December 31, 2004 and September 30, 2005.  Additionally, we may utilize cash generated from operating activities, if any, to meet our capital requirements.

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

Risk Factors

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See “Forward-looking Statements” above.  Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occurs, our business could be harmed substantially.

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

•                        enforcement, defense and resolution of license, patent or other contract disputes;

•                        our ability to execute, maintain and achieve performance milestones under license and collaborative agreements;

•                        product recalls;

•                        costs and timing associated with business development activities, including potential licensing of technologies or intellectual property rights; and

•                        temporary and permanent costs and timing associated with the relocation of our personnel, assets and activities to our new corporate facilities.

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

•                        effective marketing to users, especially to those in markets where we have limited experience or significant competition;

•                        an effective distribution system for our products; or

•                        appropriate strategies or tactics to address our competitors,

sales of our products may not meet expectations and our profitability may suffer.

If we do not successfully develop new products and new manufacturing processes as currently planned, we may not recover our significant investments in those projects.

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

Product sales of our Triage BNP Tests represented 63% of our product sales in the first nine months of 2004 and 60% in the same period of 2003.  Our Triage BNP Tests are currently two of several FDA-cleared tests used as an aid in the diagnosis of CHF.  Bayer, Dade Behring, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Scios, Inc., the licensor of the BNP technology and patents, was acquired by Johnson & Johnson in April 2003.

We have, and continue to, experience competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers who wanted to utilize an automated immunoassay system for BNP testing.  After initiating sales outside of the United States in November 2003, Abbott Laboratories began selling a test in the United States during the first quarter of 2004.  Dade Behring began selling a NT-pro BNP diagnostic product in September 2004.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Tests.  This risk of competition may increase as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche Diagnostics is offering for license.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Tests may decline.

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

Currently, the majority of diagnostic tests used by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems.  Therefore, with the exception of our Triage BNP Test for Beckman Coulter Immunoassay Systems, in order to achieve market acceptance for our products we will be required to demonstrate that our products provide clinical, cost-effective and time saving alternatives to automated tests traditionally performed by clinical reference laboratories or hospital-based laboratories.  This may prove to be even more difficult in the future as CHF testing becomes more widely available on automated testing systems.

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

We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs.  Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment and changes in our manufacturing processes and organization have been, and may continue to be, required for the scaling-up of each new product prior to commercialization or in order to meet increasing customer demand once commercialization begins, and this work may not be successfully or efficiently completed.

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

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 86% of our product sales in first nine months of 2004 and 90% for the full year 2003.  In July 2003, we signed a two-year distribution agreement with Fisher that extends our distribution relationship through December 31, 2005.  We distribute products in the United States physician office market primarily through PSS.  In August 2004, Henry Schein began distributing our products in the physician office market.  Internationally, we distribute products through country-specific and regional distributors, as well as by our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales.

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

Sole-source vendors provide some key components and raw materials used in the manufacture of our products.  Any supply interruption in a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented and, as a result, would have a material adverse effect on us.  In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with our manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products.  We have products under development that, if developed, may require us to enter into additional supplier arrangements or implement alternative manufacturing processes.  We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all.  We also may not be able to implement alternative manufacturing processes that are effective and cost efficient, or at all.  Failure to obtain a supplier on acceptable terms, or at all, or the implementation of alternative processes for the manufacture of our future products, if any, could increase our manufacturing costs or limit our production capacity for one or more of our products, which would have a material adverse effect on us.

For example, we rely upon LRE for production of the fluorometer that is used with our Triage MeterPlus platform products, which include the Triage BNP Test, Triage Cardiac Panel, Triage Cardio Profiler, Triage Profiler Shortness of Breath Panel and Triage TOX Drug Screen and other products currently under development.  In addition, we rely on Beckman Coulter to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems for us.  If LRE is unable or unwilling to manufacture sufficient quantities of quality Triage MeterPlus units, or if Beckman Coulter is unable or unwilling to manufacture sufficient quantities of the Triage BNP Test for Beckman Coulter Immunoassay Systems that meets our quality standards, this may materially and adversely affect:

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

Until recently, we sold all of our products internationally through independent distributors.  Over the next few years, we anticipate transitioning the distribution of our products in some international countries to a direct sales and distribution model.  We transitioned to a direct sales and distribution model in France and Germany in 2003 and in Belgium, Luxembourg, the United Kingdom and Italy in 2004.  In any country in which we transition to a direct sales and distribution model, we will need to make investments in facilities, resources and personnel.  In addition, we will be assuming additional administrative expenses to manage our operations in those countries.  We may also incur expenses associated with the termination of our existing distribution arrangements in those countries.  We have limited experience in managing operations outside of the United States and in direct sales, marketing and distribution of our products in international markets.  If we are not successful in implementing direct sales and distribution in countries where we elect to do so, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

Our international sales and operations may be harmed by political, social or economic changes, or other factors.

Export sales to international customers amounted to $18.4 million for the first nine months of 2004 and $14.5 million for the full year 2003.  During the last half of 2003 and the first nine months of 2004, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations, in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

International sales and operations are also subject to a variety of other risks, including:

•                        difficulty in staffing, monitoring and managing foreign operations;

•                        understanding of, and compliance with local employment laws, including reduced flexibility and increased cost of staffing adjustments;

•                        longer collection cycles;

•                        greater risk of uncollectible accounts;

•                        unknown or changes in regulatory practices, including import or export license requirements, trade barriers, tariffs, employment and tax laws;

•                        adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries;

•                        restrictions on repatriation of locally-derived revenue;

•                        competition from locally-produced products with cost advantages or national appeal;

•                        local business practices that could expose our direct sales and marketing organization to Foreign Corrupt Practices Act risks;

•                        political, social or economic conditions and changes in these foreign markets; and

•                        government spending patterns.

As a result, our operating results will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.

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

While we believe the weight of scientific data and professional acceptance support the appropriateness of our internal quality controls, there can be no assurance that the application of these new Interpretive Guidelines will be favorable to our products.  Moreover, future amendments of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

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

Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products.  We are aware of several third-party patents that may relate to our technology.  In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. There can be no assurance that we do not or will not infringe these patents, or other patents or proprietary rights of third parties.  Any legal action against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes.  There can be no assurance that our collaborators or we would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all.  There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights.

Long-lived and intangible assets may become impaired and result in an impairment charge.

At September 30, 2004, we had approximately $104.0 million of long-lived assets, including $29.6 million of land, $31.1 million of building construction-in-progress, $4.1 million of leasehold improvements, $31.4 million of equipment and $7.7 million of capitalized license rights and other assets.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  In San Diego, we lease 10 buildings with leases that expire between March and December 2005.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Additionally, we may determine that certain equipment, furniture and fixtures will not be used at the new corporate complex.  Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of September 30, 2004, we had approximately $4.1 million of deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, or at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•                       the costs, timing and effectiveness of further expansion of sales, marketing and manufacturing activities and resources, expansion of our manufacturing capacity and our facilities expansion needs, including the construction of our new corporate complex;

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

•                       the scope, timing and results of research and development efforts, including clinical studies and regulatory actions regarding our potential products;

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

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex will provide us with up to 800,000 square feet of space and will be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $105 million, of which we have paid approximately $60.7 million through September 30, 2004.  We have funded and currently plan to continue to finance the construction of the complex using a combination of available cash balances and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the first phase of construction to be completed in the second quarter of 2005 and do not anticipate expanding our operations to the new facility prior to then.  We expect our occupancy costs to increase primarily due to increased square footage.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, during the period of time we transfer our operations to the new corporate complex as we will transfer our operations in stages.

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

Additionally, in order to meet the increase in customer demand for our products, we have made, and continue to make, short-term investments in additional facility space and related leasehold improvements have been, and continue to be, made in order to increase our manufacturing capacity prior to our relocation to the new corporate complex.  Because of their short-term nature, these investments in additional facility space and related leasehold improvements may not be done as efficiently or cost effectively as longer-term investments or improvements, which may harm our financial results.

Delays in the conduct or completion of our clinical studies or the analysis of the data from our clinical studies may result in delays in our planned filings for regulatory approvals, and may adversely affect our ability to commercialize our products.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies, including those related to our Triage Stroke Panel, that will cause us or regulatory authorities to delay or suspend our ongoing or planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies.

Any of the following could delay the completion of our ongoing and planned clinical studies:

•                  ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical studies;

•                  delays in enrolling patients;

•                  lower than anticipated retention rate of patients in a clinical study;

•                  unexpected results or adverse events of clinical studies;

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

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities worldwide, principally the Food and Drug Administration (FDA) in the United States. and corresponding state and foreign regulatory agencies.  Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products.  Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and cost of obtaining approvals difficult to predict.

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a 510(k) Premarket Notification, or 510(k), or approval of a Premarket Approval Application, or PMA.  The 510(k) clearance process requires us to demonstrate that our new product is substantially equivalent to a medical device first marketed prior to May 1976.  It generally takes from three to nine months from submission to obtain 510(k) clearance but may take longer or may not be obtained at all. The FDA may determine that a new proposed device is not substantially equivalent to a device first marketed prior to May 1976 or that additional information is needed before a substantial equivalence determination can be made.  A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category.  In October 2004, we filed two 510(k)s with the United States Food and Drug Administration seeking clearances for two products, the Triage Profiler CP Panel and the Triage D-dimer Test, each of which we expect to launch in the first half of 2005.  However, we may not receive 510(k) clearance on a timely basis, or at all, for either of these products.

For any devices that are cleared through the 510(k) Premarket Notification process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.  We have made modifications to our products since receipt of initial 510(k) clearance. With respect to several of these modifications, we filed new 510(k)s describing the modifications and have received FDA 510(k) clearance. We made other modifications to some of our products that we believe do not require the submission of new 510(k)s. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit, or would not require us to submit, a new 510(k) for any of these modifications made to our products.  If the FDA requires us to submit a new 510(k) for any device modification, we may be prohibited from marketing the modified products until the 510(k) is cleared by the FDA.

A PMA application must be filed if a proposed device is not substantially equivalent to a medical device first marketed prior to May 1976, or if otherwise required by the FDA.  We currently intend to submit a PMA application of our planned Triage Stroke Panel.  The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval of a PMA application has been sought by other companies have never been approved for marketing.  It generally takes from six to eighteen months from submission to obtain PMA approval, but it may take longer or may not be approved at all.

We are also subject to the regulatory approval and compliance requirements for each foreign country to which we export our products.  In the European Union, a single regulatory approval process has been created, and approval is represented by the CE Mark.

Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other agencies.  Our manufacturing facilities and those of our contract manufacturers are, or can be, subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies.  Noncompliance with applicable laws and requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.  The FDA also administers certain controls over the export of medical devices from the United States.  We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement, or QSR, and Medical Device Reporting requirements in the United States and other applicable regulations worldwide. Changes in existing requirements or adoption of new laws or requirements could have a material adverse effect on our business, financial condition and results of operation. We may incur significant costs to comply with laws and regulations.

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

Regulatory agencies have made, and continue to make, changes in their approval and compliance requirements and processes.  We cannot predict what, how or when these changes will occur or what effect the changes will have on the regulation of our products.  Any new legislation may impose additional costs or lengthen review times of our products.  We may not be able to obtain necessary worldwide regulatory approvals or clearances for our products on a timely basis, if at all.  Delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced growth and anticipate continued growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations if market acceptance of our products increases and potential new products are developed and commercialized.  This growth will result in an increase in responsibilities for both existing and new management personnel. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems and internal control, and to train, motivate and manage our employees.  We may not be able to manage our expansion, and a failure to do so could have a material adverse effect on us.

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

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.  For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results.  Several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants.  Adopting this proposed requirement would negatively impact our earnings.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting.  In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.  This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004.  How companies should be implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors will apply these new requirements and test companies’ internal controls, are subject to uncertainty.  Although we are diligently and vigorously reviewing our internal controls over financial reporting in order to ensure compliance with the new Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.  If our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified.  This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Beginning with the last half of 2003, we have significantly expanded our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies.  As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results. In prior years, we have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of September 30, 2004, we had no outstanding forward exchange contracts.  Cash totaling $3.9 million, accounts receivable totaling $484,000 and accounts payable totaling $2,000 were denominated in foreign currencies as of September 30, 2004.  Significant fluctuations in currency exchange rates may negatively impact our consolidated sales and earnings.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on December 31, 2004.  Section 404 also requires our independent auditors to attest to and report on, management’s assessment of our internal controls over financial reporting.

In 2004, we initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 and as a complement to our existing overall program of internal controls over financial reporting.  As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the period ended September 30, 2004.  We anticipate that improvements will continue to be made.  Such improvements included enhancing segregation of duties, expanding and formalizing the documentation and maintenance of our control systems and processes throughout the Company.

Part II.  Other Information

Item 6.  Exhibits

3.(i)(1)	Restated Certificate of Incorporation.
3.(i)(1)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.(i)(1)	Certificate of Designation of Rights and Preferences of Series A Participating Preferred Stock.
3.(ii)(2)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.(iii)(3)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate with rights legend.
10.1(4)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated.
10.2(5)	Biosite Incorporated Amended and Restated Employee Stock Purchase Plan.
31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer.
31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer.
32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer.
32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer.

(1)	Incorporated by reference to the exhibit of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(2)	Incorporated by reference to the exhibit of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(3)	Incorporated by reference to exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(4)	Incorporated by reference to Exhibit A to Biosite’s Definitive Proxy Statement filed on April 27, 2004.
(5)	Incorporated by reference to Exhibit B to Biosite’s Definitive Proxy Statement filed on April 27, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2004		BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Senior Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)