Form 10-K
period 2004-12-31
BIOSITE INC
filed 2005-02-24
CIK 834306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.01 par value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes   ☒    No ☐

The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on June 30, 2004 as reported on the Nasdaq National Market, was approximately $570,000,000.  Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission, or SEC, as of June 30, 2004.

As of February 21, 2005, there were 16,790,662 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from Registrant’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Registrant’s 2005 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

BIOSITE INCORPORATED

FORM 10-K

INDEX

PART I

ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Biosite®, Triage®, Omniclonal® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated.  Cardio ProfilER™, Profiler CP™, Profiler Shortness Of Breath™, MultiMarker Index™ and the Company’s logos are trademarks of Biosite Incorporated.  Beckman Coulter® is a registered trademark of Beckman Coulter, Inc.  This annual report on Form 10-K also contains trademarks and trade names of other companies.

i

PART I

Item 1.    Business

Forward-looking Statements

The matters discussed in this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, including: the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; the outcome of ongoing litigation between us and Roche Diagnostics Corporation and others; potential contract disputes or patent conflicts; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to obtain regulatory approvals and complete other clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under “Risk Factors” and throughout this Annual Report on Form 10-K.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-K.  We disclaim any intent or obligation to update these forward-looking statements.

Overview

Founded in 1988, Biosite® Incorporated is a leading [bio-medical] company commercializing proteomics discoveries for the advancement of medical diagnosis.  We believe that our novel, rapid medical diagnostic products, largely evolved from an intensive study of protein biomarkers of disease, can contribute to improvements in medical care by aiding physicians in the diagnosis of critical diseases and health conditions.  We have been profitable for the past 23 consecutive quarters.  Our compounded annual growth rates for net product sales and diluted earnings per share over the past five years are  41% and 107%, respectively.

We believe that utilizing biotechnology to provide physicians with rapid, reliable diagnostic information is vital to improving patient outcomes and easing the tremendous cost pressures that threaten to undermine healthcare excellence.  In selecting market opportunities, we primarily target highly prevalent diseases that are poorly diagnosed by existing technologies. Currently, we offer diagnostic products for drug screening, heart attack, congestive heart failure, or CHF, acute coronary syndromes, or ACS, evaluation of shortness of breath and certain bacterial and parasitic infections.

Our strategy for sustained growth is built around our unique discovery, development and commercialization platform, which is intended to ultimately produce a portfolio of proprietary, high value diagnostic products.

•                  To implement this concept, our technology platform includes phage display antibody discovery and production, microfluidic devices for specimen and reagent handling, and fluorescence-energy-transfer measurement systems.

•                  To augment our internal capabilities, we work with a growing network of proteomics and pharmaceutical companies and clinical institutions that collaborate with us in the discovery of new disease markers and in the assessment of their medical utility.

•                  To commercialize discoveries, our regulatory and marketing strategies are different from traditional diagnostics companies. In some cases, the novelty of our tests may require that we obtain premarket approval from the FDA, support extensive clinical studies, and provide medical education directed at the caregivers who use our products.

We believe this innovative approach provides the potential for a competitive advantage over traditional diagnostic companies, not only because of the unique nature of our science, but also because it provides us with the basis for key patent applications.  Since the medical and economic value of providing better, faster answers to pressing diagnostic questions is substantial, we believe the profit potential of our products currently in development, if successfully developed and commercialized, could parallel those of other important, proprietary medical devices.

Discovery

The recent upsurge in the understanding and utility of human biomarkers or analytes, including proteins, peptides, enzymes, hormones and other blood-borne molecules that are the biologically active components of normal and diseased physiology, has been the catalyst for our discovery effort.   In most diseases, tissue damage and biological response mechanisms change the blood levels of analytes enabling them to be used as diagnostic “disease markers.”  Most disease markers currently in clinical use signal disease when their concentrations rise above a defined normal cut-off point.  For example, above-normal concentrations of the following markers result in a positive disease diagnosis:

Marker	Disease
Glucose	diabetes
Prostate specific antigen	prostate cancer
Hepatitis surface antigen	hepatitis B
B-type natriuretic peptide, or BNP	Congestive heart failure, or CHF

Given the low returns to date, marker discovery has historically been viewed as an expensive, time consuming and risky undertaking for commercial enterprises.  As a result, large diagnostic companies generally look to academic researchers for new marker validation or rely on clinically proven markers in developing testing menus.

We have developed our own internal program, Biosite Discovery, focused on screening potential protein disease markers in order to identify novel proteins or combinations of proteins that function as disease markers and have high diagnostic utility.  We believe our discovery platform is significantly different from discovery methods employed by other companies.  Key to Biosite Discovery is our proprietary Omniclonal® phage display antibody development technology, which enables the rapid and cost-efficient development of immunoassays that can be used to evaluate up to several hundred potential disease markers each year.

Our Biosite Discovery program encompasses a three-step process:

1.                     Through a variety of collaborations, we collect patient blood samples related to disease states in which we are interested.  These samples include disease-specific samples, samples from patients with conditions that mimic the targeted disease, as well as samples from a normal, disease-free population.  We seek to establish comprehensive sample banks, accumulating thousands of samples.  Sample collection can be time intensive and subject to fluctuations in timing, therefore, our ability to establish relationships and collaborations with reliable sources of samples is essential.

2.                     Once samples are available, we use them for testing as we conduct “marker mining” to find markers with high diagnostic utility for a targeted disease.  To do this, we use immunoassays, which require tightly binding, or high-affinity, antibodies, to test potential markers against our samples bank.  Our ability to efficiently develop large quantities of high-affinity antibodies for these research immunoassays allows us to screen large numbers of markers in our efforts to identify those most suitable for a diagnostic product.

3.                     When data for potential markers is available, we use a proprietary software system to define the priority of the markers in terms of their importance in diagnosing the targeted disease.  This enables us to determine the optimal markers for a diagnostic product.  Once this decision is made, the product proceeds to development.

We believe that our Biosite Discovery model is significantly different from discovery methods employed by other companies.  Some of our differentiating qualities include:

Rapid Antibody Development:  We believe we enjoy a unique position in the area of phage display antibody development.  In the 1970’s, the discovery of hybridoma technology, a process for creating monoclonal antibodies, made it possible to precisely measure blood proteins at very low concentrations.  Initially, we incorporated this technology into our research programs; however, the time consuming and resource intensive nature of this hybridoma technology limited the scope of research that could be performed.

In the 1990’s, we began in-licensing and refining technology for a new approach to antibody discovery and production called phage display, which creates genetically engineered, antibody-producing microorganisms.  Through further advancement of this process, we were able to create Omniclonal antibody libraries, which contain thousands of gene-encoded antibodies to specific protein targets.  Generally, development of antibodies may take nine months or more.  Using our proprietary Omniclonal phage display antibody development technology, we can quickly create human or murine libraries in weeks. Following evaluation for clinical relevance, the useful antibodies can be economically produced.

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

Target Validation Approach:  We focus on serious health problems that are in need of improved diagnosis, prognosis and monitoring.  We collaborate with commercial companies and clinical institutions to collect large numbers of protein targets and clinically documented samples that can be studied for association with selected diseases.

Proven Rapid Commercialization Capability:  We have a track record of successfully moving novel diagnostics, including the Triage® BNP Test, through the development pipeline.  We commercialized the first portable fluorescence-based quantitative immunoassay platform and we developed the first rapid, quantitative point-of-care immunoassays to receive U.S. Food and Drug Administration, or FDA, clearance for the measurement of cardiac markers as an aid in the diagnosis of acute myocardial infarction, of BNP as an aid in the diagnosis of CHF, and of overdosed and abused drug analytes as an aid in the identification of drug overdose.

Self-funded Program: We leverage development efficiencies to contain costs, and subsidize our discovery efforts with revenues generated from collaborations.

Development

Our on-going product development goal is to provide physicians with timely and relevant information upon which to base their diagnoses, prognoses and therapeutic strategies.  The integration of several core scientific and engineering disciplines is the foundation for our research and development efforts.  These include antibody development, analyte cloning and synthesis, development of highly sensitive fluorescence energy transfer dyes, microcapillary protein array technology and sample handling.  More recently, however, we have enhanced our expertise in the development of test panels capable of multi-marker measurements.

Because many acute diseases and conditions, such as chest pain, stroke, sepsis and abdominal pain, have complicated causes, we are focusing a considerable portion of our development efforts on multi-marker test panels.  Through Biosite Discovery, we believe we can select the optimal markers for a targeted condition.  Our research has shown that discrete measurements of markers on a multi-marker panel, while sufficient, may not always provide the most useful result.  Therefore, we have developed a proprietary process for reducing multiple protein concentrations to a single MultiMarker Index™ value that we believe can be more easily interpreted than multiple marker measurements and is more accurate in the clinical setting for diagnosis and prognosis.

We anticipate that the MultiMarker Index value will be initially used in two potential products, the Triage Profiler CP Panel and the Triage Stroke Panel, pending regulatory approvals.  Clinical study data collected from more than 2,000 acute coronary syndromes and non-cardiac chest pain patients demonstrated that the Triage Profiler CP™ Panel MultiMarker Index value significantly improved the overall diagnostic accuracy for the early diagnosis of acute coronary syndromes and heart attack.

An important component of our product development strategy is our approach to validating the clinical usefulness of the MultiMarker Index value.  Historically, most new products in the diagnostics arena measured biomarkers or analytes, such as glucose, cholesterol and prostate specific antigen, for which clinical validity was already established.  Consequently, the pre-market validation process for these tests usually focused on showing that the new product measurements correlated with diagnostic products already on the market.  Manufacturers could perform this validation in their own laboratories.  Many potential Biosite products lack pre-existing diagnostic models and we will be required to demonstrate that these tests provide valid diagnostic outcomes.  To this end, we believe that we have developed the organizational and institutional relationships necessary to sponsor large clinical trials with the goal of obtaining data to support the diagnostic indications that we wish to claim for our products.  We may also fund follow-on clinical studies once a product is launched to further validate diagnostic utility or new applications for the test.  While our clinical trial process adds considerable time and expense to our development timelines, we believe it provides us with important competitive advantages and, most importantly, can help improve patient care.

We believe that our novel approach to discovering and developing new multi-marker diagnostic products for unmet applications will provide us with the best opportunity to establish and maintain broad patent protection, which may in turn support a favorable market position for our products.  Many of the technologies that enable our products are already covered by issued patents or are the subject of patent filings.  We have filed foundational patents covering our MultiMarker Index approach to diagnosis and prognosis, which claim both the generic algorithm used to derive a MultiMarker Index value, as well as certain combinations of proteins for specific diseases and conditions, such as stroke, sepsis, chest pain, shortness of breath, myocardial infarction, acute coronary syndromes and abdominal pain.

Commercialization

Our efforts culminate with the Total Triage Solution, a custom diagnostic system designed to fit our customers’ unique needs.  With the Total Triage Solution, we seek to provide our healthcare customers with access to better, faster and more efficient and accurate diagnostic and prognostic technology backed by a comprehensive education and support network.  Our products are principally sold to acute care hospitals, which number approximately 5,400 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  We also use a network of distributors both in the United States and internationally.

To commercialize MultiMarker Index products, we have developed a testing platform that can quickly and easily quantify multiple proteins using a small amount of whole-blood.  The product can be used at the point-of-care, as well as in a laboratory.  We have key intellectual property rights to many elements of our platform.

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We have a distribution agreement with Fisher that extends through December 31, 2005.  Sales to Fisher represented 86% and 90% of our product sales in 2004 and 2003, respectively.  We utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.

In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During 2003 and 2004, we initiated direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy.  In the future, we may transition to direct sales and distribution of our products in additional countries.  Sales to international customers in 2004, 2003, and 2002 totaled $26.0 million, $14.5 million, and $11.4 million, respectively.

Because our products are designed to change the practice of medicine, rather than merely reduce the cost of testing, we invest substantially in education for healthcare clinicians using our diagnostic products.  While diagnostic companies traditionally market their products solely to clinical laboratories, we generate demand for our products among laboratory clinicians, physicians and hospital administrators, by demonstrating the medical and economic advantages of our diagnostic products.  Supporting our worldwide sales team is a field-based network that includes clinically experienced individuals providing pre- and post- sale education and training and customer and technical support resources to assist with ongoing utilization of our products.  As of December 31, 2004, our worldwide sales team and our supporting field-based network consisted of 101 and 35 representatives, respectively.

Our product sales for 2004 were $240.6 million, representing a 42% increase over 2003.  This growth resulted largely from increased sales of our Triage BNP Test products, which are primarily used to aid in the diagnosis of CHF.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market until the entry of direct competition in June 2003.  In December 2003, we received clearance from the FDA to market our Triage BNP Test for Beckman Coulter® Immunoassay Systems and began selling the product in the United States in January 2004.  As a result, a customer can perform BNP testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter Inc.’s automated immunoassay systems.

Today, our Triage BNP Test products are among several FDA-cleared products for use as an aid in the diagnosis of CHF.  These include products from Bayer Healthcare, Dade Behring, Roche Diagnostics and Abbott Laboratories, which offer products based on large, centralized automated testing platforms.  We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future. Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

Industry Background

Testing Platforms

Generally, automated analyzers have been the preferred diagnostic testing platform in mainstream hospitals.  Competition within the diagnostics industry, has traditionally centered around improvements in cost-effectiveness, throughput and the ability to precisely measure disease markers.  Testing platform development within the industry usually involves relatively low technical risk, and platforms are typically marketed to clinical laboratories that run tests, rather than to the physicians who order diagnostics.  There are a variety of automated analyzers for clinical laboratories to choose from and menus are typically not proprietary, therefore, competition is intense and the industry suffers from low margins compared with other medical devices.  Industry leaders tend to be those companies with low cost positions and the marketing mass to succeed with commodity product lines.

Within hospitals, diagnosis is typically accomplished through a battery of testing methods including immunoassays.  Historically, the majority of immunoassay testing has been accomplished through a centralized process using large automated analyzers housed in the central laboratory.  These centralized immunoassay analyzers utilize automated liquid handling mechanisms and pipetting systems for reagent addition.  Modern centralized immunoassay analyzers are capable of storing and selecting multiple reagents for a variety of analytes, including drugs, hormones and cancer antigens. They also provide accurate and highly sensitive test results and help to simplify the performance of immunoassays.  While automated immunoassay analyzers may meet hospitals’ routine testing needs, the use of centralized automation may lead to lengthy turnaround times to accommodate transport of the sample to the testing laboratory, time-consuming sample preparation and delivery of results to the physician.  Additionally, centralized immunoassay analyzers require high volumes of sample throughput to justify the investment in equipment, training, staffing and other costs required to operate and support the systems.

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

We believe that significant market potential exists for rapid diagnostics with novel applications that are capable of precise quantitative measurement of single or multiple analytes.  Studies, including one published in the February 2004 issue of the New England Journal of Medicine, have shown that rapid testing, including point-of-care testing, may help to reduce overall healthcare delivery costs and improve patient outcomes by providing diagnosis in a reduced period of time, thereby minimizing the time to medical intervention.  Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both of which improve decision-making, which could limit unnecessary use of costly inpatient care. Faster diagnosis can also permit earlier and more appropriate patient management, potentially shortening the duration of illness.  Furthermore, the development of new diagnostics for diseases that currently lack accurate diagnostic products could improve treatment and provide better outcomes.

We believe that rapid, point-of-care testing is optimal to significantly improve patient care and reduce healthcare costs, especially for acute conditions.  However, we also recognize that diagnostic needs and objectives vary from hospital to hospital.  Therefore, in addition to providing our rapid Triage BNP Test on our existing Triage MeterPlus platform, we offer a version of the product for use on a centralized automated testing platform.  We have an agreement with Beckman Coulter under which it manufactures the Triage BNP Test for Beckman Coulter Immunoassay Systems for us, and we exclusively sell and market the product.  The product received 510(k) Premarket Notification, or 510(k), clearance from the FDA in December 2003.  We began selling the product in Europe in December 2003 and in the United States in January 2004.  In the future, we may also choose to offer other products for use on centralized automated testing platforms.

Technology

Historically, we have made significant investments in research and development, exceeding traditional diagnostic industry standards.  These investments have yielded several proprietary advances in the biological and physical sciences that serve as the basis for our diagnostic marker discovery platform and make practical the development and manufacture of rapid, accurate and cost-effective diagnostics.  Our products integrate our expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, signaling chemistry and microcapillary fluidics, each of which is described below.  By combining research capabilities in each of these areas, we create novel single and multi-analyte diagnostics that overcome the limitations of traditional diagnostic technologies and seek to address the significant unmet need for effective, real-time diagnostic information.

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

We believe that our internal antibody development capabilities allow rapid identification and development of antibodies with optimal specificity, affinity and stability characteristics.  We initially utilized hybridoma technology for the selection and production of our novel antibodies.  However, hybridoma technology has distinct disadvantages, including the length of time required to develop antibody candidates, higher costs associated with the use of this technology and the need to restart the antibody development process when unwanted characteristics such as cross reactivities are discovered.

Instead, we developed a proprietary process utilizing the phage display of antibodies, which we believe enables faster and more efficient selection and production of antibodies than is possible using hybridoma technology.  The technology enables the high throughput generation of custom Omniclonal antibody libraries containing genes encoding antibodies specific to the target analyte.  Omniclonal antibodies produced from such libraries can contain thousands of different antibodies that bind to a target analyte with high affinity, which refers to an antibody’s ability to bind tightly to targets and is a highly desired attribute.  Monoclonal antibody candidates can be rapidly selected from an Omniclonal antibody library and produced in quantities sufficient for product development.  During the course of product development, unexpected antibody cross reactivities often require additional selection of antibodies to improve the assay specificity.  Unlike hybridoma technology, Omniclonal antibody libraries can rapidly provide additional antibody candidates in these circumstances.

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

Highly Sensitive Fluorescence Energy Transfer Dyes

Immunoassays require the attachment of a detectable label to an antibody or target analyte.  We developed a variety of labels for use in our products. For our qualitative products, a visual label that produces color is attached to antibodies or analytes through either non-covalent or covalent chemical methods to provide yes/no results. For our Triage MeterPlus platform products, we developed novel fluorescent dyes that are attached to antibodies or analytes using both noncovalent and covalent chemical means. Although fluorescence is a potentially powerful label for use in immunoassays, its potential has been limited by the lack of available dyes that are stable and have no sample interference, and by the requirement of a complex instrument for detection.  We have invented our own proprietary dyes that satisfy four criteria:

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

Microcapillary/Protein Array Technology

We developed proprietary technology to design, develop and manufacture protein arrays containing microcapillaries to control the flow of fluids in immunoassay processes.  The qualitative device format uses microcapillaries to draw fluids through a membrane that contains immobilized antibody zones for the detection of specific substances.   The quantitative device format moves fluids through the microcapillaries in a controlled manner.  When a sample is added to the quantitative assay device, a filter contained within the device separates blood cells from plasma.  Then the plasma moves by capillary action into a chamber that contains dried fluorescent immunoassay reagents.  Inside the chamber, the analytes that are to be measured bind to the fluorescent immunoassay reagents.  After an incubation time that is determined by another microcapillary element of the array we call the time gate, the sample flows through a microcapillary path termed the protein array. The protein array is comprised of antibodies that are specific to the analytes and immobilized onto the surface of the device in discrete zones.  The fluorescent reagents, which are bound to the analyte, bind to the respective zones on the protein array. The excess sample that was added to the device washes the unbound fluorescent reagents from the protein array. The binding of fluorescent reagents at the protein array is detected by our Triage MeterPlus and the fluorescence intensity at the discrete zone is related to the concentration of the substance or analyte being tested and measured in the sample.  We also developed the engineering capability to design unique microcapillary structures in plastic parts and to fabricate them in commercial scale quantities using injection molding processes.

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

Commercialized Products

Our products are principally sold to acute care hospitals, which number approximately 5,400 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  Fisher distributes all of our products in U.S. hospitals and supports our direct sales force, particularly in smaller hospitals and in some U.S. physician offices.  PSS and Henry Schein distribute our product to U.S. physician offices.  A field-based network of clinically experienced individuals supports the sales effort by providing pre- and post- sale education and training.  In international markets, we have established direct selling efforts in six European countries and utilize a network of country-specific and regional distributors in other areas.

Triage MeterPlus

Our Triage MeterPlus is a rapid testing platform designed to provide quantitative or qualitative results for immunoassays using urine, whole-blood, serum or plasma.  The compact, portable Triage MeterPlus consists of a proprietary fluorescence meter that can be used in laboratories or at the point-of-care.  After a sample is applied to a Triage panel assay device, the assay device is inserted into the meter, which is designed to automatically and simultaneously detect multiple analytes and display the numerical results on an electronic read-out.  The meter utilizes proprietary software that it accesses from its own internal flash memory to perform its many functions. The meter’s internal flash memory may be updated at any time using a common, commercially available memory chip that we distribute to end users.  The contents of a memory chip are in essence, disposable, because after an end-user downloads the contents of the memory chip to the meter’s internal flash memory, the memory chip is removed and may be discarded.  This allows the meter to operate on a stand-alone basis, freeing the end user from any need to retain the memory chips or match a memory chip to a particular lot of assay devices.  Thus, the meter’s entire design, from its optic and electronic systems to the design of the assay device, allows any Triage MeterPlus to perform any product that we offer.  In January 2004, we announced the commencement of a platform development program intended to miniaturize the Triage MeterPlus Platform.  The program is intended to yield a state-of-the-art testing platform with enhanced speed, accuracy and precision.

Congestive Heart Failure

CHF, also known as congestive heart failure, is a chronic inability of the heart to maintain an adequate output of blood from one or both of its ventricles, resulting in congestion or swelling of certain veins or organs, and an inadequate blood supply to the body.  According to the American Heart Association, AHA, nearly five million people in the United States currently live with CHF.  With approximately 550,000 new cases diagnosed annually in the United States alone, CHF imposes a growing toll, in terms of disability and mortality.  In 2002, CHF contributed to approximately 265,000 deaths, and hospital discharges for CHF increased 157% between 1979 and 2002.  The direct and indirect costs of CHF in the United States in 2005 are expected to exceed $27 billion.

The 2004 National Hospital Ambulatory Medical Care Survey suggests that each year over four million individuals visit emergency departments, or EDs, with complaints of shortness of breath or breathing difficulties, two common symptoms of CHF.  Because many of these patients are among the elderly, a patient population subject to multiple overlapping diseases, physicians must consider several possible diagnoses.  Standard clinical diagnostic guidelines include the evaluation of patient history and symptoms and typically an x-ray.  These subjective methods may detect CHF in patients at the most advanced stages, but are not always effective in patients who are not severely ill.  Patients suspected of having CHF might receive an echocardiogram, which is used to detect left ventricular dysfunction.

Studies have shown that traditional clinical diagnostic techniques for CHF can result in delayed treatment, misdiagnosis and ED inefficiency.

In 1996, we obtained a semi-exclusive license (worldwide, except Japan) to technology and patents related to BNP from Scios, Inc., which became a subsidiary of Johnson & Johnson in 2003.  Clinical studies have demonstrated that BNP is a highly reliable indicator of CHF and that the protein marker is found in increasingly higher levels as disease progression occurs.  In January 2001, we launched our first Triage BNP Test, based on the Triage MeterPlus platform, to provide physicians with a cost-effective, 15-minute diagnostic product to easily, rapidly and accurately measure BNP levels to aid in the diagnosis of CHF.  In December 2003, we received FDA 510(k) clearance to market our Triage BNP Test for Beckman Coulter Immunoassay Systems.  We began selling the product in the United States in January 2004.  As a result, a customer can perform BNP testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter, Inc.’s automated immunoassay systems.

Currently, the Triage BNP Test is primarily used to differentiate CHF from other diseases that share symptoms similar to those associated with CHF.   Subsequent to the November 2000 FDA clearance of the Triage BNP Test as an aid in the diagnosis of CHF, we received FDA clearances for additional applications of the Triage BNP Test.  The diagnostic product was cleared for the risk stratification of patients with ACS, another cardiovascular condition, and for the assessment of disease severity in patients with CHF.  We are currently supporting clinical studies intended to explore other possible applications.  A decision to pursue these or other new applications would require that we seek additional clearances for the new applications from the FDA.

In 2003, we began to market the Triage BNP Test for use in physician offices.  We have formed a small direct sales force specifically focusing on the physician office market and have signed agreements granting PSS, Henry Schein, and Fisher certain distribution rights in this market segment.  We may also engage other distributors for this market in the future.  We are currently targeting the estimated 14,000 physician office laboratories that are licensed to perform non-waived tests, which is the existing CLIA categorization for the Triage BNP Test.  These laboratories serve cardiology practices, as well as those internal medicine and family practice physicians who see large numbers of CHF patients.  We have applied to the FDA for a recategorization of our Triage BNP Test to waived status, a designation that would allow us to target an additional 36,000 U.S. physician office laboratories that might want to use our product.  We intend to expand our marketing to these additional physician office laboratories if we receive the CLIA waiver for our Triage BNP Test.

We believe that significant validation of the Triage BNP Test in physician offices will be necessary in order to achieve widespread acceptance of this diagnostic test, particularly among family practice and internal medicine physicians, who are unlikely to be familiar with BNP.  Additionally, in order to promote use of the diagnostic product at the point-of-care, it will be necessary to demonstrate clinical and economic value for physicians.  While significant interest is already apparent, we have and intend to continue to sponsor multiple clinical studies of varying sizes in order to demonstrate the diagnostic utility of our Triage BNP Test.  Additionally, we are investing in other educational programs and resources.

Today, our Triage BNP Test products are among several cleared blood tests used as an aid in the diagnosis of CHF.  These include products from Bayer Healthcare, Dade Behring, Roche Diagnostics and Abbott Laboratories, which offer products based on large, centralized automated testing platforms.  We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future. Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

Cardiovascular Ischemia

Chest pain, a common symptom of cardiovascular ischemia, was the second leading reason for visits to U.S. EDs in 2002.  Information from the 2004 National Hospital Ambulatory Medical Care Survey indicates that in 2002, in the United States there were nearly six million ED visits by adults suffering from chest pain.   Among chest pain patients, those with acute myocardial infarction, or heart attack, are at greatest risk and in need of rapid diagnosis.

Misdiagnosis of chest pain is a significant source of healthcare costs. Of the patients presenting to EDs with chest pain, almost 67% will be admitted to hospitals, however, only a small percentage of these individuals will be diagnosed with a heart attack.  Additionally, it is estimated in the United States that the unnecessary hospitalization of chest pain patients costs over $2.5 billion annually.  The high incidence of chest pain visits to hospital EDs may also contribute to overcrowding which, in dire situations, can result in hospitals diverting patients to other hospitals.  This results in additional healthcare costs and risks.

Today, chest pain is typically evaluated using a diagnostic regimen that includes physical examination, electrocardiogram, which has diagnostic utility in only 25% to 50% of cases, and testing of cardiac markers.  Two cardiac markers, CK-MB and troponin, are the most broadly accepted markers for use in the diagnosis of heart attack.   While each has beneficial properties, each also has disadvantages.  CK-MB begins to rise soon after an event, but can be elevated in patients with damage to muscles other than the heart.  Troponin, while more specific to heart muscle damage, typically is not present in detectable levels until five or more hours after an event.  Studies have shown that observing the temporal patterns associated with CK-MB, troponin and other cardiac markers may lead to better diagnosis of heart attack; however, because most testing of cardiac markers is done using centralized automated analyzers, obtaining frequent measurements of cardiac markers is often not practical.

Our Triage Cardiac Panel, intended to aid in the diagnosis of acute myocardial infarction, or heart attack, was broadly launched in 1999.  This approximately 15-minute diagnostic product simultaneously and quantitatively measures the presence of CK-MB, troponin I and complexes and myoglobin, a cardiac marker that rises soon after an event occurs.  We believe use of the Triage Cardiac Panel in conjunction with a protocol incorporating frequent, serial measurement of the three cardiac markers can significantly improve diagnosis of heart attack.  The adoption of new protocols for evaluating chest pain patients in the ED, however, is not yet widespread and we believe that education of the medical community will be a key factor in penetrating the market.  Associations such as the National Academy of Clinical Biochemistry, or NACB, have issued guidelines recommending greater use of cardiac markers in evaluating chest pain in the ED.  The NACB has recommended the use of at least two markers (an early marker and a specific marker) and has stated that if results cannot be obtained from a laboratory within 60 minutes then testing should be performed at the point-of-care.  Guidelines such as these have caused more hospitals to explore new protocols incorporating rapid, serial testing of all three markers.  We are investing in clinical studies and in a significant physician education effort in order to help the medical community better understand the need for, and benefits associated with, frequent, serial testing of cardiac markers.

Due to the complicated nature of most cardiac diseases, we believe that panels of multiple markers will be extremely useful as diagnostic tools for cardiac conditions.  In the second quarter of 2003, we commenced marketing of a second-generation cardiac panel, the Triage Cardio ProfilER™ Panel, which incorporates CK-MB, myoglobin, troponin I and complexes and BNP.  The Triage Cardio ProfilER Panel is intended to serve as an enhancement to our existing Triage Cardiac Panel.  Studies suggest that low levels of troponin I, a cardiac marker, present in a patient’s bloodstream could be indicative of ACS.

We are continuing to research potential cardiac markers and combinations of cardiac markers that may further assist in evaluating and diagnosing chest pain patients.  One such potential product, the Triage Profiler CP Panel, is designed as an aid in the early diagnosis of ACS, including heart attack and the assessment of severity of heart failure.  The product measures four biomarkers, CK-MB, myoglobin, troponin I and BNP, like our currently marketed Triage Cardio ProfilER Panel.  It also incorporates a proprietary MultiMarker Index process which analyzes information from all four markers and presents a single composite index result.  Our clinical study data collected from more than 2,000 ACS and non-cardiac chest pain patients demonstrated that the Triage Profiler CP MultiMarker Index process significantly improved the overall diagnostic accuracy for the early diagnosis of ACS and heart attack.

In October 2004, we filed a 510(k) with the FDA seeking clearance for our Triage Profiler CP Panel.  Given the proprietary MultiMarker Index algorithm used in the calculation of the composite result, the FDA has determined that the device is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore classified the device, by statute, to class III (Premarket Approval Application, or PMA).  We believe that the FDA’s decision to request that we file a PMA in no way reflects on the quality of the data we previously submitted, or the perceived diagnostic utility of the MultiMarker Index algorithm.  Rather, we believe that the FDA’s decision was based on the fact that the Triage Profiler CP Panel has new technological characteristics that may not be generally used in medical practice today.  We are working with the FDA to build on the clinical data we previously submitted and to determine the appropriate regulatory pathway for this potential product.  The PMA and 510(k) processes are discussed in greater detail in the section below entitled “Government Regulation.”

Several diagnostic tests have been developed to quantitatively measure the blood levels of cardiac markers. These are most commonly available on large, automated immunoassay analyzers marketed by companies such as Abbott Laboratories, Dade Behring, Roche Diagnostics, Beckman Coulter, Bayer Diagnostics and others.  These systems cannot directly analyze whole-blood and results are not always available on a rapid basis.  Since turnaround time is critical to enabling frequent, serial testing of cardiac markers, current immunoassay systems may not satisfy physician needs. Nevertheless, these systems are predominant in the market today.  Smaller automated systems have recently been developed; however, they are not portable, have low throughput and often cannot provide results for all three markers in approximately 15 minutes.

Shortness of Breath

In June 2004, we received 510(k) clearance from the FDA to market the Triage Profiler Shortness of Breath™ (SOB) Panel. We initiated shipments of the Triage Profiler SOB Panel in August 2004.  This new diagnostic test panel is intended to accelerate and improve ED evaluation of shortness of breath and breathing difficulty, which rank among the top reasons for ED visits.  The Triage Profiler SOB Panel simultaneously measures five disease biomarkers – CK-MB, myoglobin, troponin I, BNP and D-dimer in about 15 minutes.  The multi-marker panel is designed to help physicians rapidly distinguish among the most common causes of shortness of breath: CHF, heart attack or silent heart attack, and pulmonary embolism, or PE.  Portable and easy-to-use, this diagnostic product can be used in the ED, eliminating the need for the hospital to obtain multiple blood samples or employ one or more laboratory-based analyzers to accomplish multiple tests.

In December 2004, we received 510(k) clearance from the FDA to market the Triage D-Dimer Test. This diagnostic product is intended to be used as an aid in the assessment and evaluation of patients suspected of having thromboembolic events, including PE, a blockage of one or more of the pulmonary arteries by blood clot.  With at least 650,000 cases occurring each year in the United States, PE is a common and highly lethal condition that is among the leading causes of death in all age groups.  It is the first or second most common cause of unexpected death in most age groups. The highest incidence of recognized PE occurs in hospitalized patients. Autopsy results show as many as 60 percent of patients dying in the hospital have had a PE, but the diagnosis has been missed in about 70 percent of the cases.

Drug Overdose

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

We introduced the first Triage Drugs of Abuse Panel in 1992 and launched the second-generation Triage TOX Drug Screen in January 2002.  The Triage Drugs of Abuse Panels and Triage TOX Drug Screen are rapid, qualitative urine screens that analyze a single test sample for different illicit and prescription drugs or drug classes, and provide results in approximately 10 to 15 minutes.  The Triage Drugs of Abuse Panels are configured to test for various combinations of drugs and provide a visual result in about ten minutes.  The Triage TOX Drug Screen is a single test panel that is used for the determination of the major metabolites of up to eight drug classes and produces a positive/negative result in about 15 minutes.  In November 2004, we submitted a 510(k) for the Triage TOX Drug Screen with the addition of a new analyte, acetaminophen. We anticipate this product will be used to rule out acetaminophen overdose.  In the United States, acetaminophen overdose is estimated to represent 5%, or 275,000, of the 5.2 million total toxic exposures annually, and nearly 10% of all toxic pharmaceutical exposures annually (275,000 out of 2.9 million).

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

Prescription drugs tested by the Triage Drugs of Abuse Panel include:

•        barbiturates (Phenobarbital);

•        benzodiazepines (Valium, Librium, Halcion);

•        tricyclic antidepressants (Elavil, Tofranil);

•        propoxyphene (Darvon); and

•        methadone.

Products Under Development

Our strategy for potential future products, including our current products under development, is to focus our attention on large market opportunities where we can potentially achieve market leadership and/or a proprietary patent position related to disease biomarkers with novel therapeutic and/or diagnostic applications.  Our development efforts focus on new marker mining as well as on the investigation of new applications for existing markers and/or combinations of existing markers.  To support our efforts, we utilize a variety of means to gain access to potential markers such as internal research, licensing and collaborations.  We are currently researching many potential disease marker candidates.  Additionally, we have established clinical collaborations with many leading medical institutions that provide samples for use in our research efforts.  Among the products with novel diagnostic applications that we are attempting to develop are diagnostic products for cerebral ischemia or stroke, cardiovascular disease, sepsis and abdominal pain.

Stroke

Among the nation’s costliest diseases, stroke affects the vessels supplying blood to the brain, which requires a constant flow of blood in order to function properly.  A stroke occurs when the blood supply to the brain is disrupted due to a blood clot blocking a blood vessel (ischemic stroke), or when a blood vessel breaks, interrupting blood flow to an area of the brain (hemorrhagic stroke).  The AHA estimates that approximately 88% of stroke patients have ischemic strokes and 12% have hemorrhagic strokes.

According to the AHA, approximately 700,000 people suffer a new or recurrent stroke each year.  The disease is currently a leading cause of serious, long-term disability in the United States.  In 2002, there were 942,000 hospital discharges for stroke in the United States, and from 1988 to 1997 total hospitalizations for stroke increased nearly 39%.  The AHA estimates that in 2005, the direct and indirect costs associated with stroke in the United States will exceed $56 billion.

We believe that each year, in the United States, there may be eight million visits to EDs by people displaying symptoms that could be associated with cerebral ischemia or stroke.  Typically, stroke is diagnosed through clinical evaluation and through use of a computed tomography, or CT, scan, a diagnostic imaging technique.  However, CT scans are typically not highly sensitive in the early hours after onset of an ischemic stroke.  Given the narrow window of opportunity for aggressive therapeutic intervention following a stroke, we believe that the availability of additional and faster methods of detection could significantly improve clinical outcomes.

In our efforts to develop a diagnostic product for stroke, we studied more than 70 biomarkers that appeared to be related to stroke.  Using our marker mining process, we narrowed those 70 markers to a panel of markers that is highly correlated with stroke.  We intend to commercialize a single panel of markers on a Triage assay device for use on the Triage MeterPlus.  Like the Triage Profiler CP Panel, our stroke panel will incorporate a proprietary MultiMarker

Index process, which analyzes information from all markers on the panel and presents a single representative value, the MultiMarker Index value.  Our research suggests that discrete measurements of our stroke markers, in and of themselves, are not adequate to determine the presence of cerebral ischemia or stroke.  We intend to provide substantial education regarding the advantages of the MultiMarker Index algorithm concept.

Data from a retrospective study, comprising more than 1,000 patients, suggest that our diagnostic product for stroke can significantly improve a physician’s ability to diagnose stroke, adding valuable information to a complex, time-constrained diagnostic process.  Furthermore, in a sub-study of 59 patients, our diagnostic product for stroke was more accurate than a CT scan in detecting ischemic stroke in the early hours after onset.

In December, 2004, we filed a PMA with the FDA seeking approval to market our diagnostic product for stroke.  We are continuing to collect patient samples and to gain access to, and research, additional stroke markers that could potentially be added to future generations of our diagnostic product for stroke.

Cardiovascular Diseases

Cardiovascular disease is a primary focus area of our research and development efforts and product development is underway in a number of different areas.  In addition to developing diagnostic products that can be used to detect a specific disease, we are also concentrating our efforts on the development of multi-marker panels that can be used with patients exhibiting symptoms that could be associated with a variety of diseases.  These panels are intended to help physicians quickly and accurately distinguish between causes of symptoms using only a single test panel.  Together with various commercial and clinical collaborators, we are continuing to analyze other protein targets believed to be associated with ACS and other cardiovascular diseases.

Sepsis

Sepsis is a complex syndrome that can take on a variety of different forms.  In general, it is an inflammatory reaction initiated by microorganisms, including bacteria, viruses and fungi, which can cause widespread damage to the blood vessels leading to circulatory shock, organ failure, gangrene of extremities and death.  In the United States, each year approximately 750,000 patients develop sepsis and the aging population is accelerating the prevalence of the disease.  Overall mortality of patients developing sepsis ranges from 20-50%.  Total annual costs for sepsis exceed $16 billion in the United States with the average hospital cost per adult case estimated to be between $22,000 and $50,000.

The complications associated with sepsis can advance quickly.  Diagnosis is complicated by a lack of effective diagnostic tools to detect the disease in its early stages.  We are currently studying markers that may be useful in the diagnosis or risk prognosis of septic patients.  We have commenced collection of approximately 7,000 patient samples to be used in studying potential biomarkers for sepsis.  Our objective is to initiate a clinical study for a sepsis diagnostic product in the second half of 2005.

Abdominal Pain

Abdominal pain complaints represent the number one reason for visits to U.S. EDs.  The diagnosis of this symptom is complicated by factors such as severity, duration and location of pain and the possibility of multiple etiologies.  A complex and often expensive “rule out” diagnostic pathway used by physicians may include various laboratory tests, imaging studies and surgical interventions.  We are exploring opportunities to use biomarker panels to diagnose some of the most serious conditions that cause abdominal pain and we expect to initially analyze approximately 40 protein biomarkers in 5,000 patient samples that we are in the process of collecting from our network of clinical collaborators.

Competition

The market in which we compete is intensely competitive.  Our competitors include:

•        manufacturers of laboratory-based tests and analyzers;

•        clinical reference laboratories; and

•        other rapid diagnostic product manufacturers.

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

In addition, companies with a significant presence in the diagnostic market, such as:

•        Abbott Laboratories;

•        Bayer Diagnostics;

•        Beckman Coulter;

•        Dade Behring;

•        Diagnostic Products Corp;

•        Johnson & Johnson; and

•        Roche Diagnostics

have developed or are developing diagnostics and/or testing systems that do or will compete with our products.  For example, our two formats of the Triage BNP Test are currently among several FDA-cleared blood tests for use as an aid in the diagnosis of CHF.  Roche Diagnostics and Dade Behring, which offer tests that measure NT-proBNP, a marker associated with CHF, received FDA clearance for their tests in November 2002 and September 2004, respectively.  Abbott Laboratories and Bayer Diagnostics, which have certain diagnostic rights to BNP, also recently entered the market for BNP testing.  Additionally, in 2003, Abbott Laboratories acquired i-STAT Corp., which manufactures and sells a point-of-care testing platform that competes with our Triage MeterPlus platform.  These competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Test.  The launch of these competitive products may also adversely impact the market pricing for BNP testing.  These competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us.  Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic.

Employees

As of December 31, 2004, we employed 905 regular full-time or part-time individuals. Of these, 43 held Ph.D.s and 73 held other advanced degrees.  None of our employees are covered by a collective bargaining agreement.  We believe that we maintain good relations with our employees.

Research and Development

We have increased our investments in research and development in each of the last three years.  As of December 31, 2004, we employed 200 employees in research and development, including 33 Ph.D.s.  Our research and development organization is dedicated to the study of novel disease biomarkers or combinations of disease biomarkers, the development of new technologies that can be applied to future products and the development of new products compatible with our existing platform technologies.  We also have research staff dedicated to the development and production of antibodies through a variety of techniques. Recombinant techniques are used to express proteins for use as diagnostic markers. Our staff of chemists and biochemists synthesize drug targets and compounds for diagnostic use and seek to perfect techniques for coupling these compounds to biological reagents such as antibodies or labels when necessary.  We developed a proprietary process utilizing phage display antibody technology that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology.  Our engineering staff is involved in the design and development of new diagnostic device technologies as well as the processes for their fabrication and interaction with biological and chemical reagents. Our product development group completes final optimization of assays and our clinical and regulatory affairs group oversees all in-house clinical studies and coordinates external clinical studies of our products and prepares applications for worldwide product licensure applications.

Manufacturing

As of December 31, 2004, we had 390 employees, and approximately 275 temporary employees, in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

Except for the Triage BNP Test for the Beckman Coulter Immunoassay Systems and the Triage MeterPlus, all of our products are manufactured at our facility in San Diego, California.  We have contracted with Beckman Coulter, Inc., which has a manufacturing plant located in Minnesota, to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems.  The Triage MeterPlus is manufactured by LRE Technology Partner GmbH, or LRE, which is located in Germany.  We developed most of the antibodies used in the manufacture of our products, and we own or license the relevant cell lines, in most cases.  In addition, we maintain our own in-house antibody production capability.  All other raw materials required to manufacture our products are obtained from outside suppliers.

We invest in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment.  We have developed and continue to develop and improve novel and sophisticated processes and equipment for the manufacture of our Triage MeterPlus platform products.  Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment or changes to our manufacturing processes were, and may continue to be, required for the scaling-up of each new product prior to commercialization, or in order to adjust to changes in customer demand once commercialization begins, and this work may not be completed successfully or efficiently.

Our San Diego manufacturing facility is a registered medical device establishment with the U.S. federal FDA and a licensed medical device manufacturer with the California State Department of Health & Services.  We have also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency.  We received ISO 9001 re-certification in August 2004.

In 2005, we will begin moving our manufacturing activities to our new corporate complex when the facilities are ready for use and have been tested and validated.  We expect to move our manufacturing operation to the new facilities in stages over a three to six month period as we attempt to reduce disruption to our manufacturing processes.

Sales and Marketing

As of December 31, 2004, we had 200 employees, worldwide, in various sales and marketing functions.  In the United States, we employ a direct sales force and utilize Fisher, PSS and Henry Schein to distribute our products to our primary markets, hospitals and physician offices.  We also employ a field-based network of clinically experienced individuals that support the sales force by providing pre- and post- sale education and training.  In international markets, we have established direct selling efforts in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we utilize a network of country-specific and regional distributors in other areas.

We anticipate that we may, if appropriate, enter into additional distribution agreements with respect to our current products, products currently under development and products that we may develop in the future.  We may not be able to enter into these or other distribution agreements on acceptable terms, if at all.  If we elect to distribute products directly, our direct sales, marketing and distribution efforts may not be successful.  A failure to enter into acceptable distribution agreements or a failure by us to successfully market our products would have a material and adverse effect on us.

Strategic and Distribution Arrangements

Our strategy for the research, development, commercialization and distribution of some of our products entails entering into various arrangements with clinical and commercial collaborators, licensors, licensees, manufacturers and others, and is dependent upon the success of these parties in performing their responsibilities.  These parties might not perform their obligations as expected or we might not derive any revenue from these arrangements. Under our existing arrangements, we are not obligated to make any material capital expenditures.  If we successfully develop products under some of our existing arrangements, we may be required to pay royalties on sales of products that incorporate licensed technology.

Fisher HealthCare Division of Fisher Scientific Company

We have a distribution agreement under which Fisher distributes our products primarily to hospitals within the United States.  Our distribution agreement with Fisher expires on December 31, 2005 and automatically renews for an additional one year term unless a notice of non-renewal is delivered by either company.  Fisher purchases our products on a monthly basis through firm purchase orders.  Sales to Fisher represented 86%, 90% and 87% of our product sales in 2004, 2003 and 2002, respectively.

LRE Technology Partner GmbH

We have an agreement with LRE for the manufacturing and supply of the Triage MeterPlus, which is used with our rapid Triage BNP Test, as well as with the Triage Cardiac Panel, Triage Cardio Profiler Panel, Triage D-Dimer test, Triage Profiler SOB Panel and the Triage TOX Drug Screen.  All of our products in development are also intended to be used with the Triage MeterPlus.  Under the terms of the LRE agreement, LRE manufactures the Triage MeterPlus according to specifications provided by us. LRE is our exclusive supplier of the Triage MeterPlus during the term of the LRE agreement.  We purchase the Triage MeterPlus from LRE in Euros through firm purchase orders on a per meter price basis.

Beckman Coulter, Inc.

We have an agreement with Beckman Coulter under which it manufactures the Triage BNP Test for Beckman Coulter Immunoassay Systems for us, and we exclusively sell and market the product.  Designed to provide results standardized to match our Triage BNP Test for the Triage MeterPlus, the new BNP test is available for use on Beckman Coulter Immunoassay Systems.  We began selling the product in Europe in December 2003 and in the United States in January 2004.

Biosite Discovery

Biosite Discovery is a collaborative research and in-licensing program dedicated to the identification and evaluation of new protein targets for acute diseases.  Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and proteins accessed from commercial and clinical collaborators in order to determine diagnostic utility.  Since 1999, we have initiated over 25 license and collaboration agreements relating to our discovery program including arrangements with Amgen Inc., Amylin Pharmaceuticals, Inc., CardioPep Pharma GmbH, Cleveland Clinic Foundation and PrognostiX Inc., DMI Biosciences, Inc., Eli Lilly and Company, Incyte Corporation, Medarex, Inc., MedImmune, Inc., Molecular Staging, Inc., Neurocrine Biosciences and Novartis Pharma AG.  In parallel, we have initiated over 70 clinical collaboration agreements with leading universities, hospitals and health systems.  Also under Biosite Discovery, we have executed several license or cross-license agreements with companies such as BioInvent International, MorphoSys AG, Dyax Corp. and others.

Proprietary Technology and Patents

Our intellectual property portfolio includes patents, patent applications, trade secrets, know-how and trademarks. Our success will depend in part on our ability to obtain additional patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and in other countries.

We periodically file patent applications to protect the technology, inventions and improvements that may be important to the development of our business.  We rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  We file patent applications on our own behalf as assignee and, when appropriate, have filed and expect to continue to file, applications jointly with our collaborators.  These patent applications cover, among other things, devices, compositions of matter, methods of treatment, methods of discovery, use of novel compounds, and novel modes of action that are important in our research and development activities.  We have been issued approximately 75 U.S. patents, and have been granted approximately 74 patents in other countries.  These patents have expiration dates (not including any patent term extensions) ranging from 2009 to 2020.  We have also licensed a significant number of other patents and patent applications from third parties.  We continue actively to seek patent protection in the United States and in foreign countries, and we intend to file additional patent applications relating to our technology and to specific products, as we consider appropriate.

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

Our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions, and we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent on a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, and similar proceedings in foreign jurisdictions, to determine priority of invention, which could result in a loss of our patent position. Furthermore, we may not have identified all U.S. and foreign patents that pose a risk of infringement.

In November 2004, we announced that Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates.  We believe these allegations of infringement are without merit and we intend to vigorously contest these claims.

Also, in November 2004, we announced that we have filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite. The patents relate to methods for the measurement of cardiac troponin forms.  We believe that our claims have merit and we intend to vigorously pursue their prosecution.

All parties in both lawsuits have now been served, however, given the early stage of both actions, we cannot predict the ultimate outcome of either of these matters at this time.

Government Regulation

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.  In the United States, we are not able to commence interstate marketing or commercial sales of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process.  Clearance or approval to commercially distribute new medical devices is generally received from the FDA through clearance of a 510(k) Premarket Notification or approval of a Premarket Approval Application.

The 510(k) Premarket Notification process requires us to demonstrate substantial equivalence to a medical device first marketed in interstate commerce prior to May 1976, the enactment date of the Medical Device Amendments.  We must submit data that supports our claim of substantial equivalence.  For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) Premarket Notification submissions.  It generally takes from three to nine months to obtain 510(k) clearance but can take longer or not at all.

A PMA must be filed if a new device is not substantially equivalent to a medical device first marketed in interstate commerce prior to May 1976.  A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical investigations, bench tests and laboratory studies.  The PMA approval process can be expensive, uncertain and lengthy, and many devices for which FDA approval of a PMA application have been sought by other companies have never been approved for marketing.

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

The use of our products is affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations, which provide for regulation of laboratory testing.  The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.  Under CLIA quality control rules in effect from 1992 through 2002, laboratories using “unitized” test systems were in compliance with CLIA if they followed the manufacturers’ instructions for daily quality control, or QC, by relying on the internal controls built into unitized test systems, including our Triage products.

On January 24, 2003, the Centers for Medicare and Medicaid Services, or CMS, publicly issued a final QC rule under CLIA, which went into effect April 24, 2003.  On January 12, 2004, CMS published updated Interpretive Guidelines for CLIA-regulated laboratories.  We are working with CMS, FDA and our customers to evaluate the new Interpretive Guidelines and assist our customers in complying with any provisions, including QC requirements for “unitized” test systems that may be new.  CMS has stated that the first two-year survey cycle of clinical laboratories will be an “educational” one, especially with respect to new requirements of the new Interpretive Guidelines.

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

We are also subject to the regulatory approval and compliance requirements for each foreign country to which we export our products.  In the European Union, a single quality system and regulatory approval process has been created, and approval is represented as ISO certification and CE marking, respectively.

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

WHERE YOU CAN FIND MORE INFORMATION

Our Internet address is www.biosite.com. We make available, free of charge, on www.biosite.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We also post copies of our current charters for each committee of our board of directors, as well as our current Code of Business Conduct and Ethics, Corporate Governance Guidelines and Whistleblower Policy Statement on our website.  Currently, our board of directors maintains an Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Stock Option Committee.  The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our website by reference, and shall not otherwise be deemed filed under such Acts.  All of the referenced documents are also available free of charge to any stockholder upon request.  Requests should be submitted to Investor Relations, Biosite Incorporated, 11030 Roselle Street, San Diego, California 92121.

RISK FACTORS

This Annual Report on Form 10-K includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “Forward-Looking Statements” above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

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

•                  prosecution, defense and resolution of license, patent or other contract disputes;

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

We believe that our revenue growth and profitability will substantially depend upon our ability to continue to achieve a growing level of market acceptance and sales of our newer products, such as the Triage BNP Tests, Triage Cardiac Panel, Triage Cardio Profiler, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test and products currently under development, such as our Triage Stroke Panel.  Our revenues will also depend on our effectiveness in transitioning and operating a direct sales and distribution model in certain international countries, as well as our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant additions in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  We are also making significant investments in developing and penetrating new markets in the United States such as the physician office segment.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

If we fail to plan, establish and maintain:

•                  reliable, cost-efficient, high-volume manufacturing capacity;

•                  a cost-effective sales force, customer education and product support resources and administrative infrastructure;

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

We are making significant investments in research and development of potential new products, including the development of diagnostic products for stroke, ACS, sepsis and abdominal pain, and in expanded uses of our existing products.  The successful development of some of our new products will depend on the development of new technologies.  We are also making significant investments in processes and equipment to improve our manufacturing efficiency and capacity in anticipation of new products and revenue growth, as well as constructing our new corporate complex.  Our revenue growth and profitability are impacted by all of these investments.  We are required to undertake time consuming and costly development activities and seek regulatory approval for potential new products and for the potential new uses of existing products.  Products that appear promising during product development and preclinical studies, including our stroke diagnostic panel, may not demonstrate acceptable clinical study results, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  We will be harmed if we are unable, for technological or other reasons, to:

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

Product sales of our Triage BNP Tests represented 67% of our product sales in 2004 and 61% in 2003.  Our Triage BNP Tests are currently two of several FDA-cleared tests used as an aid in the diagnosis of CHF.  Bayer, Dade Behring, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Scios, Inc., from which we licensed the technology and patents related to BNP in 1996, was acquired by Johnson & Johnson in April 2003.

We have, and continue to, experience competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers who wanted to utilize an automated immunoassay system for BNP testing.  After initiating sales outside of the United States in November 2003, Abbott Laboratories began selling a test in the United States during the first quarter of 2004.  Dade Behring began selling a NT-pro BNP diagnostic product in September 2004.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Tests.  This risk of competition may increase as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche Diagnostics is offering for license.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Tests may decline, which may adversely impact our product sales, gross margins and our overall financial results.

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

•                  clinical reference laboratories; and

•                  other rapid diagnostic product manufacturers.

Currently, the majority of diagnostic products used by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems.  Therefore, with the exception of our Triage BNP Test for Beckman Coulter Immunoassay Systems, in order to achieve market acceptance for our products we will be required to demonstrate that our products provide clinical, cost-effective and time saving alternatives to automated tests traditionally performed by clinical reference laboratories or hospital-based laboratories.  This may prove to be even more difficult in the future as CHF testing becomes more widely available on automated testing systems.

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

We are subject to manufacturing risks, including our limited manufacturing experience with newer products and processes, which may lead to our inability to scale-up manufacturing.  Additionally, unanticipated acceleration or deceleration of customer demand may lead to manufacturing inefficiencies.  These manufacturing risks and inefficiencies may adversely affect our ability to produce products and could reduce our gross margins and increase our research and development expenses.

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

Manufacturing and quality problems have arisen and may continue to arise as we attempt to scale-up our manufacturing capacity and implement automated and semi-automated manufacturing methods.  For instance, we have experienced problems with third-party contractors that work with us in connection with our development of automated and semi-automated manufacturing equipment and we continue to rely on third parties for the manufacture of much of our automated and semi-automated manufacturing equipment.  Consequently, scale-up and implementation of automated and semi-automated manufacturing methods may not be achieved in a timely manner or at a commercially reasonable cost, or at all.  In addition, we continue to make significant investments to improve our manufacturing processes and to purchase manufacturing equipment that may not yield the improvements that we expect.  Unanticipated acceleration and deceleration of customer demand for our products has resulted, and may continue to result, in inefficiencies or constraints related to our manufacturing, which has harmed and may in the future harm our gross margins and overall financial results.  Such inefficiencies or constraints may also result in delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.

We are dependent on key distributors and have limited direct distribution experience.  If any of our distribution relationships are terminated, or our distributors fail to adequately perform, our product sales will suffer.

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 86% of our product sales in 2004 and 90% in 2003.  We have a distribution agreement with Fisher that expires on December 31, 2005, and automatically renews for an additional one year term unless a notice of non-renewal is delivered by either party.  We distribute products in the United States physician office market primarily through PSS  and Henry Schein.  Internationally, we distribute products through country-specific and regional distributors, as well as through our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales in that market.

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

A significant portion of our product sales is made to Fisher domestically and other distributors internationally.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by seasonal aspects and fluctuations in the buying patterns of end-user customers, Fisher and our other distributors, and by the changes in inventory levels of our products held by these distributors.  We also believe that our products may be subject to some seasonality in their use and fluctuations in the buying patterns of end-user customers.   Higher utilization rates of our Triage BNP Tests may be due to a higher number of ED visits by patients exhibiting shortness of breath, a symptom of congestive heart failure and the flu.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Tests, as well as additional users within the hospitals.

We are unable to verify the inventory levels of our international distributors and only have limited visibility over the inventory levels of our products at Fisher or our other domestic distributors.  While we attempt to assist Fisher in maintaining targeted stocking level of our products, we may not consistently be accurate or successful.  Attempting to assist Fisher in maintaining targeted stocking levels of our products involves the exercise of judgment and use of assumptions as to future uncertainties including end-user customer demand and, as a result, actual results could differ from our estimates.  Inventory levels of our products held by distributors may exceed or fall below the levels we consider desirable on a going-forward basis, which may harm our future financial results due to unexpected buying patterns of our distributors or our inability to efficiently manage or invest in internal resources, such as manufacturing capacity, to meet the actual demand for our products.

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

For example, we rely upon LRE for production of the fluorometer that is used with our Triage MeterPlus platform products, which include the rapid Triage BNP Test, Triage Cardiac Panel, Triage Cardio Profiler, Triage Profiler Shortness of Breath Panel and Triage TOX Drug Screen and other products currently under development.  In addition, we rely on Beckman Coulter to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems for us.  If these or any other single-source suppliers are unable or unwilling to manufacture sufficient quantities of the relevant items that meet our quality standards, we would be required to identify and qualify alternative suppliers.  Although we generally maintain safety stock inventory levels of these items, which would allow us some time to identify and qualify alternative suppliers, a delay or inability to identify and qualify alternative suppliers may materially and adversely affect:

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

Our ability to compete effectively will depend in part on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others or to obtain licenses to such proprietary rights.  Our patent applications may not result in the issuance of any patents.  Additionally, our patent applications may not have priority over others’ applications, or, if issued, our patents may not offer protection against competitors with similar technology.  Any patents issued to us may be challenged, invalidated or circumvented in the future and the rights created thereunder may not provide a competitive advantage.  Any of these circumstances could prevent us from selling any or all of our products.  Others may have filed and in the future are likely to file patent applications that are similar or identical to ours. To determine the priority of inventions, from time to time, we participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, and similar proceedings in foreign jurisdictions.  These proceedings could result in a substantial cost to us.

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

Litigation may be necessary to enforce any patents issued to us, to protect trade secrets or know-how owned by us, to determine the enforceability, scope and validity of the proprietary rights of others, or to enforce our rights under license and other intellectual property-related agreements.  Litigation related to intellectual property matters has in the past, and may in the future, result in material expenses to us and be a significant diversion of effort by our technical and management personnel, regardless of the outcome.  Litigation, if initiated, could seek to recover damages as a result of any sales of the products subject to the litigation and to enjoin further sales of such products.  The outcome of litigation, both pending and potentially in the future, is inherently uncertain.  An adverse outcome in any litigation or the failure to obtain a necessary license could subject us to significant liability and could prevent us from selling any or all of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

In November 2004, we announced that Roche Diagnostics Corporation, together with several of its affiliates, has filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates.  We believe these allegations of infringement are without merit and we intend to vigorously contest these claims.  Also, in November 2004, we announced that we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite. These patents relate to methods for the measurement of cardiac troponin forms.  We believe that our claims have merit and we intend to vigorously pursue their prosecution.

We may not be successful in transitioning from the use of distributors in international markets to directly selling our products in those markets, which may result in lower product sales and higher expenses.

Until recently, we sold all of our products internationally through independent distributors.  We transitioned to a direct sales and distribution model in France and Germany in 2003 and in Belgium, Luxembourg, the United Kingdom and Italy in 2004.  Over the next few years, we may transition the distribution of our products in some additional international countries to a direct sales and distribution model.  In any country in which we transition to a direct sales and distribution model, we will need to make investments in facilities, resources and personnel.  In addition, we will be assuming additional administrative expenses to manage our operations in those countries.  We may also incur expenses associated with the termination of our existing distribution arrangements in those countries.  We have limited experience in managing operations outside of the United States and in direct sales, marketing and distribution of our products in international markets.  If we are not successful in implementing direct sales and distribution in countries where we elect to do so, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

Our international sales and operations may be harmed by political, social or economic changes, or other factors.

Export sales to international customers amounted to $26.0 million for 2004 and $14.5 million for 2003.  During the last half of 2003 and in 2004, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

In the United States, healthcare providers that purchase our products and other diagnostic products generally rely on third-party payors to reimburse all or part of the cost of the procedure.  In international markets, reimbursement and healthcare payment systems vary significantly by country, and include both government sponsored healthcare and private insurance.  Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for testing services.  Third-party payors are increasingly scrutinizing and challenging the prices charged for both existing and new medical products and services.  Lower than expected or decreases in reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect our ability to sell our products to the physicians at prices we target.  Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis.

Changes in laboratory regulations for our customers may adversely affect us.

The use of our products is affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations, which provide for regulation of laboratory testing.  The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.

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

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $105 million, of which we have incurred approximately $75 million through December 31, 2004.  We have funded and currently plan to continue to finance the construction of the complex using a combination of available cash balances and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the buildings in the first phase of construction to be completed in the second and third quarters of 2005 and do not anticipate expanding our operations to the new facility prior to that time.  We expect our occupancy costs to increase primarily due to increased square footage.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, during the period in which we transfer our operations to the new corporate complex as we will transfer our operations in stages.

All of our existing office and laboratory leases in the United States will expire during 2005.  In the event of any delays in the construction or completion of our new corporate complex, we may not be able to extend our existing property leases on acceptable terms or at all and we may not be able to find acceptable alternative facilities.  This and other consequences of any delay in the construction or completion of our new corporate complex may significantly disrupt our business, increase our operating expenses and reduce our productivity, which could harm our financial results.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical studies that would cause us or regulatory authorities to delay or suspend our ongoing or planned clinical studies, or delay the analysis of data from our completed or ongoing clinical studies.

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

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities worldwide, principally the FDA in the United States. and corresponding state and foreign regulatory agencies.  Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products.  Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and cost of obtaining approvals difficult to predict.

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a 510(k) Premarket Notification or approval of a PMA.  The 510(k) clearance process requires us to demonstrate that our new product is substantially equivalent to a medical device first marketed in interstate commerce prior to May 1976, the enactment date of the Medical Device Amendments.  It generally takes from three to nine months from submission to obtain 510(k) clearance but may take longer or may not be obtained at all. The FDA may determine that a new proposed device is not substantially equivalent to a device first marketed in interstate commerce prior to May 1976 or that additional information is needed before a substantial equivalence determination can be made.  A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category.

In October 2004, we filed a 510(k) with the FDA seeking clearances for the Triage Profiler CP Panel.  The Triage Profiler CP Panel incorporates a proprietary MultiMarker Index™ algorithm which analyzes information from all four markers and presents a single composite index result.  Given the proprietary MultiMarker Index algorithm used in the calculation of the composite result, the FDA has determined that the device is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore classified the device by statute into class III (Premarket Approval).  We believe that the FDA’s decision to request that we file a PMA in no way reflects on the quality of the data we previously submitted, or the perceived diagnostic utility of the MultiMarker Index algorithm.  Rather, we believe that the FDA’s decision was based on the fact that the Triage Profiler CP Panel has new technological characteristics that may not be generally used in medical practice today.  We are working with the FDA to build on the clinical data we previously submitted and to determine the appropriate regulatory pathway for this potential product.

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

We submitted a PMA application for our Triage Stroke Panel in December 2004.  The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval of a PMA application has been sought by other companies have never been approved for marketing.  It generally takes from six to eighteen months from submission to obtain PMA approval, but it may take longer or may not be approved at all.

We are also subject to the regulatory approval and compliance requirements for each foreign country to which we export our products.  In the European Union, a single quality system and regulatory approval process has been created, and approval is represented as ISO certification and CE marking, respectively.

Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other agencies.  Our manufacturing facilities and those of our contract manufacturers are, or can be, subject to periodic regulatory inspections by the FDA and other federal, state and other regulatory agencies.  Noncompliance with applicable laws and requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.  The FDA also administers certain controls over the export of medical devices from the United States.  We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.  Changes in existing requirements or adoption of new laws or requirements could have a material adverse effect on our business, financial condition and results of operation. We may incur significant costs to comply with laws and regulations.

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

At December 31, 2004, we had approximately $122.6 million of long-lived assets, including $30.0 million of land, $45.2 million of building construction-in-progress, $2.4 million of leasehold improvements, $33.5 million of equipment, furniture and fixtures, $3.7 million of deferred taxes and $7.8 million of capitalized license rights and other assets.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  In San Diego, we lease 10 buildings with leases that expire between March 2005 and December 2005.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Additionally, we may determine that certain equipment, furniture and fixtures will not be used at the new corporate complex.  Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of December 31, 2004, we had approximately $11.1 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of stock issued under our stock plans.

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

If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, or at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•                  the costs, timing and effectiveness of further expansion of sales, marketing and manufacturing activities and resources;

•                  expansion of our manufacturing capacity and our facilities expansion needs, including the construction of our new corporate complex;

•                  the effects of competition, including products competitive with our Triage BNP Tests, from companies with greater financial capital and resources;

•                  the impact of the prosecution, defense and resolution of ongoing and potential future license and patent disputes;

•                  the extent to which our new products and products under development are successfully developed, gain regulatory approval and market acceptance and become and remain competitive;

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

The testing, manufacturing and marketing of medical diagnostic products entails an inherent risk of clinical and product liability claims.  Our launch of new products to assist in the diagnosis of other indications, such as stroke, may further increase our risk of these claims.  Potential clinical and product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy.  In the future, our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all.  In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, our liabilities could exceed our total assets.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.  For example, changes have been approved by the Financial Accounting Standards Board, or FASB, that require that we record compensation expense in our statements of income for equity compensation instruments, including employee stock options, using the fair value method.  Although there will be no change in our total cash flows, our reported financial results beginning in the third quarter of 2005 will be negatively and materially impacted by this accounting change.  Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

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

Investor confidence and share value may be adversely impacted if our independent auditors are unable to provide us with the attestation of the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting.  In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.  This requirement first applies to this Annual Report on Form 10-K.  How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors are applying these new requirements and testing companies’ internal controls, remain subject to uncertainty.  The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 are ongoing and also apply to future years.  We expect that our internal controls will continue to evolve as our business activities change.  Although we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.  If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified.  This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

Item 2.            Properties

We lease approximately 188,000 square feet of space in 10 buildings in the Sorrento Valley area of San Diego, California under leases that expire between March 2005 and December 2005.  Our current facilities are used for our administrative offices, research and development facilities and manufacturing operations.  We also lease office space in Buc, France, Ghent, Belgium, Willich, Germany and Scorze, Italy for our European operations under leases that expire between September 2010 and December 2012.  Certain of the leases contain the right of early termination at Biosite’s sole discretion at specific dates during the applicable lease term.  We believe our facilities are adequate for our current needs and that suitable additional or alternative space, such as our new corporate complex, will be available in the future on commercially reasonable terms as needed.

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $105 million.  We currently plan to finance the construction of the complex using a combination of available cash balances and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the buildings in the first phase of construction to be completed in the second and third quarters of 2005 and do not anticipate expanding our operations to the new facility prior to that time.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

Item 3.            Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this Annual Report on Form 10-K, we are not engaged in any legal proceedings other than those described below that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results.

On November 9, 2004, Roche Diagnostics Corporation, Roche Diagnostics Operations, Inc., Roche Diagnostics GmbH and Corange International, Ltd., filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by the plaintiffs.  The plaintiffs seek to recover damages of an unspecified amount and to enjoin our manufacture, use or sale of the allegedly infringing products and our contribution to and/or inducement of such alleged infringement.  We believe these allegations of infringement are without merit and we intend to vigorously contest these claims.

On November 29, 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH, are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite. The patents relate to methods for the measurement of cardiac troponin forms.  We believe that our claims have merit and we intend to vigorously pursue their prosecution.  We seek to recover damages of an unspecified amount, our costs and expense in this action and to enjoin the defendants’ infringement, inducement of infringement, and/or contributory infringement of our patents.

All parties in both lawsuits have been served, however, given the early stage of both actions, we cannot predict the ultimate outcome of either matter at this time.

Item 4.            Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market, under the symbol BSTE.  The following tables set forth the high and low sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

2004	High	Low

First Quarter	$33.67	$25.60
Second Quarter	$46.82	$31.85
Third Quarter	$50.75	$39.83
Fourth Quarter	$63.64	$45.60

2003	High	Low

First Quarter	$39.95	$29.75
Second Quarter	$54.65	$37.00
Third Quarter	$57.70	$26.77
Fourth Quarter	$31.05	$23.50

There were approximately 102 holders of record of our common stock as of February 21, 2005.  We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans”, is incorporated by reference within Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.                                   Selected Financial Data

The following table sets forth selected consolidated financial data for each of our last five fiscal years during the period ended December 31, 2004.  You should read this data in conjunction with Item 7, ”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

(in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002	2001	2000
Statement of Income Data:
Revenues:
Product sales	$240,607	$169,298	$100,830	$62,155	$51,667
Contract revenues	4,335	4,066	4,396	3,485	3,319
Total revenues	244,942	173,364	105,226	65,640	54,986

Operating expenses:
Cost of product sales	79,388	58,567	31,312	17,400	15,336
Selling, general and administrative	65,394	51,944	34,208	22,845	18,453
Research and development	35,694	24,474	16,160	13,778	13,109
License and patent disputes	178	—	4,043	3,204	—
Total operating expenses	180,654	134,985	85,723	57,227	46,898

Operating income	64,288	38,379	19,503	8,413	8,088
Interest and other income, net	1,313	1,436	1,971	2,146	1,414
Income before provision for income taxes	65,601	39,815	21,474	10,559	9,502
Provision for income taxes	(24,153)	(15,052)	(8,080)	(3,833)	(3,339)

Net income	$41,448	$24,763	$13,394	$6,726	$6,163
Basic net income per share	$2.61	$1.62	$0.91	$0.47	$0.45
Diluted net income per share	$2.42	$1.50	$0.86	$0.44	$0.41
Common and common equivalent shares used in computing per share amounts (1)
• Basic	15,889	15,295	14,742	14,413	13,722
• Diluted	17,097	16,497	15,512	15,430	15,207

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$72,410	$53,934	$71,165	$55,497	$36,200
Working capital	114,794	90,875	80,970	65,515	53,667
Total assets	283,515	194,624	131,254	102,740	83,014
Long-term obligations, less current portion	17,105	17,593	5,253	3,542	3,708
Stockholders’ equity	220,337	152,903	107,941	90,911	72,886

(1)                                  Computed on the basis described in Note 1 of our Notes to Consolidated Financial Statements.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements that involve risks and uncertainties.  See “Forward-Looking Statements.”

Overview

Founded in 1988, Biosite Incorporated is a leading [bio-medical] company commercializing proteomics discoveries for the advancement of medical diagnosis.  We believe that our novel, rapid medical diagnostic products, largely evolved from an intensive study of protein biomarkers of disease, can contribute to improvements in medical care by aiding physicians in the diagnosis of critical diseases and health conditions.  In selecting market opportunities, we primarily target highly prevalent diseases that are poorly diagnosed by existing technologies.   Currently, we offer diagnostic products for drug screening, heart attack, congestive heart failure, or CHF, acute coronary syndromes, or ACS, evaluation of shortness of breath and certain bacterial and parasitic infections.

Our products are principally sold to acute care hospitals, which number approximately 5,400 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  We also use a network of distributors both in the United States and internationally..

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We have a distribution agreement with Fisher that extends through December 31, 2005.  Sales to Fisher represented 86% and 90% of our product sales in 2004 and 2003, respectively.  We utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.

In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During 2003 and 2004, we initiated direct sales and distribution operations in France, Germany, Belgium and Luxembourg, the United Kingdom and Italy.  In the future, we may transition to direct sales and distribution of our products in additional countries.  We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training.

Our product sales for 2004 were $240.6 million, representing a 42% increase over 2003.  This growth resulted largely from increased sales of our Triage BNP Test products, which are primarily used to aid in the diagnosis of CHF.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  In December 2003, we received clearance from the United States Food and Drug Administration, or FDA, to market our Triage BNP Test for Beckman Coulter® Immunoassay Systems and began selling the product in the United States in January 2004.  As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter Inc.’s automated immunoassay systems.

Today, our Triage BNP Test products are among several FDA-cleared blood products for use as an aid in the diagnosis of CHF.  These include products from Bayer Healthcare, Dade Behring, Roche Diagnostics and Abbott Laboratories, which offer products based on large, centralized automated testing platforms.  We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future. Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

With several diagnostic products commercialized, our focus has expanded to include the search for proprietary disease markers that can potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies with whom we might collaborate.  To that end, in 1999 we launched Biosite Discovery.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, or via our internal research and licensing programs.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.  The discovery of new disease markers and the extension of applications for existing products could enable us to expand our product sales into other healthcare market segments.

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by us or by securities analysts.  We may not be able to maintain profitability in the future.  Some of the risks and uncertainties associated with our business and future operating results are discussed below under the heading “Liquidity and Capital Resources,” and the section entitled “Risk Factors” in Item 1, “Business,” of this Annual Report on Form 10-K.

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

Warranty Reserves.  Our warranty reserve primarily relates to warranty coverage extended with the placement of the Triage MeterPlus.  The Triage MeterPlus is manufactured by LRE Technology Partners GmbH, or LRE, who provides Biosite a contractual warranty against manufacturer’s defects and poor workmanship.  Should a meter not function to specification and the cause is determined to be due to a manufacturer’s defect or poor workmanship, the malfunctioning meter would be returned to LRE for replacement or repair.  LRE would incur and bear all the cost to replace or repair the meter.  We have established a warranty allowance for the costs to replace or repair meters that would not be covered by LRE’s warranty.  Historical experience and trends detailing returns and replacement activity in total and those that have been covered by LRE’s manufacturer’s warranty are used in estimating our warranty allowance.

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

Intangible and Other Long-Lived Assets.  At December 31, 2004, we had approximately $122.6 million of long-lived assets, including $30.0 million of land, $45.2 million of building construction-in-progress, $2.4 million of leasehold improvements, $33.5 million of equipment, furniture and fixtures, $3.7 million of deferred taxes and $7.8 million of capitalized license rights and other assets.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  We lease 10 buildings in the United States with leases that expire between March 2005 and December 2005.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.  License rights related to products for sale are amortized to cost of sales over the life of the license, generally not to exceed 10 years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or 10 years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights include only estimated sales for products we are currently selling and do not include any estimated product sales expected to be realized during the license amortization term from products still in development today.  Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Tax Reserve.  It is our policy to record tax benefits only if we conclude that it is at least probable that the deduction or credit will be sustained upon examination by tax authorities.  In the period that permanent tax benefits, including research and development tax credits, are generated, we recognize the tax benefits at their estimated net realizable value.  With regard to research tax credits, the determination of qualified expenses and activities involves judgment.  Tax authorities have regularly examined and challenged research and development tax credits claimed by companies and have disallowed tax credit amounts based on the tax authorities’ evaluation and judgment.  We reduce tax benefits to their estimated net realizable value based upon our management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments.  The tax benefits are analyzed periodically and adjustments are made as events occur to warrant adjustments to the estimate of the net realizable value of the tax benefits.

Recent Developments

Triage Stroke Panel

In December 2004, we submitted a PMA to the FDA for the Triage Stroke Panel. This product is a rapid immunoassay intended for use as an aid in the assessment and diagnosis of cerebral ischemia, or stroke.  Stroke is the third leading cause of death in the United States, resulting in 275,000 deaths annually, and is a leading cause of adult disability, according to the American Heart Association, or AHA. The AHA estimates that in 2005, the direct and indirect costs associated with stroke in the United States will exceed $56 billion.

Currently, there are no rapid in vitro diagnostic products that aid in the diagnosis of stroke, utilizing protein markers from a blood sample, marketed in the United States. With symptoms such as unexplained, sudden numbness or weakness, confusion, dizziness and trouble walking and talking, stroke is often mistaken for other illnesses and conditions that have similar clinical presentations. Existing methods to diagnose stroke and confirm symptoms utilize radiographic imaging, such as computed tomography, or CT scan, which are subject to interpretation and often unable to detect the most common form of stroke until 12 to 24 hours after an event.

The Triage Stroke Panel is designed to measure multiple biomarkers and incorporates a unique MultiMarker Index algorithm feature, which analyzes information from all the markers and presents a single composite index result. Like other Triage products, the Triage Stroke Panel is designed to generate a quantitative result in approximately 15 minutes using a small sample of blood.

Triage Profiler CP Panel

In October 2004, we filed a 510(k) with the FDA seeking clearances for the Triage Profiler CP Panel.  The Triage Profiler CP Panel incorporates a proprietary MultiMarker Index algorithm which analyzes information from all four markers measured by the panel and presents a single composite index result.  Given the proprietary MultiMarker Index algorithm used in the calculation of the composite result, the FDA has determined that the device is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore classified the device by statute into class III (Premarket Approval).  We believe that the FDA’s decision to request that we file a PMA in no way reflects on the quality of the data we previously submitted, or the perceived diagnostic utility of the MultiMarker Index algorithm.  Rather, we believe that the FDA’s decision was based on the fact that the Triage Profiler CP Panel has new technological characteristics that may not be generally used in medical practice today.  We are working with the FDA to build on the clinical data we previously submitted and to determine the appropriate regulatory pathway for this potential product.

Triage D-Dimer Test

In December 2004, we received clearance from the FDA to market the Triage D-Dimer Test. This diagnostic product is intended to be used as an aid in the assessment and evaluation of patients suspected of having thromboembolic events, including PE, a blockage of one or more of the pulmonary arteries by blood clot.  With at least 650,000 cases occurring each year in the United States, PE is a common and highly lethal condition that is among the leading causes of death in all age groups.  It is the first or second most common cause of unexpected death in most age groups.  The highest incidence of recognized PE occurs in hospitalized patients.  Autopsy results show as many as 60 percent of patients dying in the hospital have had a PE, but the diagnosis has been missed in about 70 percent of the cases.

Results of Operations

Years ended December 31, 2004 and 2003

Product Sales.   Product sales by product family were as follows (in thousands):

	Year ended December 31,		$ $ Increase /	% Increase /
Product Family	2004	2003	(Decrease)	(Decrease)

Cardiovascular products:
Triage BNP Test products	$162,012	$103,224	$58,788	57%
Triage Cardiac Panel and Profiler products	27,512	20,439	7,073	35%
Triage MeterPlus products	2,949	3,494	(545)	(16)%
Total Cardiovascular products	192,473	127,157	65,316	51%

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	42,451	37,086	5,365	14%
Triage Microbiology products	5,683	5,055	628	12%
Total Other products	48,134	42,141	5,993	14%
Total Product Sales	$240,607	$169,298	$71,309	42%

Product sales for 2004 were $240.6 million, representing an increase of 42% compared with $169.3 million for 2003.  The $71.3 million increase in total product sales consisted of $63.1 million of product sales growth resulting from an increase in sales volume, and $8.2 million resulting from an increase in average selling prices of our products.  Growth in the sales volume of our Triage BNP Tests represented 85% of the product sales growth resulting from an increase in sales volume.

As a result of significant fluctuations in customer demand, manufacturing inefficiencies, product improvement efforts and new product scale-up activities, inventory levels of our products have been and in the future may be below or above targeted stocking levels.  We adjust our manufacturing capacity by both adjusting the number of production shifts we operate and our production activities, as well as through the implementation of additional manufacturing equipment.  This allows us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels.  Product sales to our distributors in future periods will be impacted as we and our distributors attempt to adjust distributors’ inventories to targeted stocking levels and as we seek to improve our effectiveness and efficiency in adjusting our manufacturing capacity and output.  Our product sales are also impacted by the buying patterns of our distributors and other customers.  Additionally, we believe that our products are subject to some seasonality in their use.   Higher utilization rates of our Triage BNP Tests may be due to a higher number of ED visits by patients exhibiting shortness of breath, a symptom of congestive heart failure and the flu.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Test products, as well as additional users within the hospitals.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Profiler Panels and Triage MeterPlus, totaled $192.5 million for 2004.  This represented an increase of 51% as compared with $127.2 million for 2003.  The product sales growth of our cardiovascular products for 2004 was primarily due to the growth in sales volume of our Triage BNP Tests which totaled $53.7 million.  Included in the sales volume growth of our Triage BNP Tests was $13.4 million related to our Triage BNP Test for Beckman Coulter Immunoassay Systems which we began selling in January 2004.  Our product sales growth rate for our Triage BNP Tests in future periods may be lower than in the past periods because of increased competition from alternative tests that aid in the diagnosis of CHF.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Tests may decline.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $48.1 million for 2004.  This represented an increase of 14%, compared with $42.1 million for 2003.  The increase in sales of these products was primarily due to the $3.8 million growth in sales volume of our Triage TOX Drug Screen, which was launched in February 2002.  There was also a $1.5 million increase in product sales resulting from an increase in our average net selling prices for these products.  We believe that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for 2004 were $4.3 million, compared with $4.1 million for 2003.  Contract revenues recognized during 2004 and 2003 consisted primarily of research funding.  We recognized $3.0 million of research funding from our alliance with Medarex during both 2004 and 2003.  Other contract revenues recognized during those periods of 2004 and 2003 included antibody fees, milestone payments and license fees.  Biosite Discovery activities are performed, and its costs are incurred, by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $6.5 million for 2004 compared with $5.7 million for 2003.  These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales. Gross profit from product sales for 2004 was $161.2 million, representing an increase of 46% compared with $110.7 million for 2003.

The $50.5 million increase in gross profits consisted of $46.7 million that resulted from product sales growth, and $3.9 million resulting from changes in the gross margins of each of our products.  For 2004 and 2003, the gross margins for our cardiovascular products were 65% and 62%, respectively, while our gross margins for our Triage Drugs of Abuse Panel and other products were 71% and 75%, respectively.  Sales of our cardiovascular products represented 80% of our product sales for 2004, compared with 75% for 2003.    The overall gross margin for 2004 was 67%, compared with 65% in 2003.  The increase in the overall gross margin was primarily due the changing mix of our products sold with differing gross margins, and greater manufacturing efficiencies generated primarily from higher production volumes and manufacturing output during the manufacture of products sold in 2004 compared with 2003.

Although our gross profits may continue to grow, we expect our overall gross margin to fluctuate as a result of the changing mix of products sold with different gross margins, changes in our manufacturing processes or costs and competitive pricing pressures.  Any new products that we successfully develop, acquire and sell may change our future gross margins.  Manufacturing inefficiencies, including inefficiencies experienced as we attempt to increase or decrease our manufacturing capacity, production volumes and manufacturing output will also impact our gross margins.  Our manufacturing overhead costs are spread over the changing production volumes manufactured during a quarter on a first in, first out basis.

We also expect that our fixed occupancy costs will significantly increase as we transition our manufacturing operations to our new corporate complex, which has a much larger manufacturing space than our existing facilities.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, during the period of time we transfer our operations to the new corporate complex as we will transfer our operations in stages over a three to six month period.

Selling, General and Administrative Expenses (SG&A expenses). SG&A expenses increased 26% to $65.4 million in 2004 from $51.9 million in 2003.  At December 31, 2004, our headcount performing sales, marketing and administrative functions totaled 315, compared with 261 at December 31, 2003.  The increase in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources in the United

States, and higher performance-based compensation, such as sales commissions and bonuses based on our financial performance.  Our employee-related expenses in the United States increased $7.3 million from 2003 to 2004.   The formation and expansion of our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, Italy and the UK resulted in an increase in SG&A of $2.9 million from 2003 to 2004.  Expanded sales activities related to our broader product lines and scale-up in additional markets such as physician offices, marketing activities relating to new products, and increased administrative costs to support our expanded operations resulted in an increase of $3.3 million from 2003 to 2004.

We expect SG&A expenses in 2005 to be higher than in 2004, as we continue to increase our sales, marketing, clinical education, technical service and general administration resources in the United States, as well as continue to build our direct sales, distribution and administrative infrastructure in Europe.  A portion of the 2004 increase in sales and field support resources occurred during the latter half of the year and is expected to contribute to the growth we anticipate in 2005.  We also expect other non-headcount costs, including sales and marketing program activities for our new products, to grow as our overall operations grow.  The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.  SG&A expenses are also expected to increase due to costs associated with our move from our existing facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at the new corporate complex and, for a period of time, occupancy costs of both facilities.

Research and Development Expenses (R&D expenses). Research and development, or R&D, expenses for 2004 were $35.7 million, representing an increase of 46% compared with $24.5 million for 2003.  The increase in R&D expenses consisted primarily of a $3.5 million increase in employee expenses, an increase in consultant, clinical studies and patent-related expenses, including involvement in pending interference and opposition proceedings, totaling $2.9 million, and an increase in supplies used in our R&D activities of $3.3 million.  During 2004, our research and development resources were focused primarily on product development for potential new diagnostic products, including the Triage Profiler CP Panel, Triage Profiler SOB Panel, Triage D-Dimer Test, Triage Stroke Panel and other diagnostic products for critical health conditions such as sepsis and abdominal pain.  We also focused the development of potential improvements to our existing products, including our Triage Cardiac Panel, and manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group and were primarily related to Biosite Discovery.

We expect R&D expenses in 2005 to be higher than in 2004 and to relate primarily to:

•                  product development efforts, including the development of potential diagnostic products for ACS, sepsis and abdominal pain;

•                  clinical studies, including studies associated with potential diagnostic products for stroke and ones related to the exploration and validation of other potential uses for our Triage BNP Tests;

•                  engineering development programs intended to miniaturize the Triage MeterPlus Platform and automate and significantly improve manufacturing processes;

•                  manufacturing scale-up for potential new products, including the Triage Profiler CP and Triage Stroke Panel;

•                  costs associated with FDA submissions for the Triage Profiler CP Panel and other products under development;

•                  Biosite Discovery activities;

•                  performance-based compensation; and

•                  costs associated with our move from our existing facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at the new corporate complex and occupancy of both facilities for a period of time.

The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as the timing and progress of our R&D efforts.

License and Patent Disputes. Expenses associated with license and patent disputes incurred during 2004 totaled $178,000.  We did not incur any such expenses during 2003.  The 2004 expenses consisted of legal costs related to our two pending litigations with Roche Diagnostics Corporation and several of its affiliates.  In November 2004, Roche Diagnostics Corporation and certain of its affiliates filed a complaint in the United States District Court

Southern District of Indiana Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates.  We believe these allegations of infringement are without merit and we intend to vigorously contest these claims.  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite. The patents relate to methods for the measurement of cardiac troponin forms.  We believe that our claims have merit and we intend to vigorously pursue their prosecution.  We expect expenses for license and patent disputes to be significantly higher in 2005 than in 2004 due to the ongoing costs associated with both cases.

Interest and Other Income, net. Interest and other income, net was $1.3 million for 2004, compared with $1.4 million for 2003.  Our interest income during 2004 was $290,000 lower than interest income earned in 2003.  During 2004, for liquidity purposes in anticipation of cash needs, including new corporate complex construction costs, as well as anticipation of rising interest rates, we maintained a larger portion of our cash and marketable securities in cash and cash equivalents, which yielded lower interest income than our marketable securities. The decrease in interest income was offset by an increase in realized gains primarily from the collection of intercompany receivables denominated in foreign currencies of $232,000 in 2004.

Provision for Income Taxes. We recorded a provision for income taxes of $24.2 million for 2004 compared with $15.1 million in 2003.  Our annual effective tax rate for 2004 and 2003 was 36.8% and 37.8%, respectively.  The decrease in the effective tax rate was due primarily to a decrease in our overall state tax rate of 0.6% as more of our product sales and income was apportioned to states with lower income tax rates.

Years ended December 31, 2003 and 2002

Product Sales. Product sales for 2003 increased 68% to $169.3 million from $100.8 million in 2002.  The $68.5 million increase in total product sales consisted of $70.9 million of product sales growth resulting from an increase in sales volume, reduced by $2.4 million resulting from a decline in average selling prices of our products.  Growth in the sales volume of our Triage BNP Test represented 93% of the product sales growth resulting from an increase in sales volume.  Our net sales of our cardiovascular products totaled $127.2 million for 2003, compared with $60.3 million for 2002.  Net sales of our cardiovascular products increased 111% primarily due to growth in sales volume of our Triage BNP Test, which totaled approximately $65.6 million.  Net sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were approximately $42.1 million for 2003, compared with $40.5 million for 2002.  The net sales increase of these products was primarily due to a $2.0 million growth in sales volume of our Triage TOX Drug Screen, which was launched in February 2002.

Contract Revenues.  Contract revenues for 2003 were $4.1 million, compared with $4.4 million for 2002.  Contract revenues recognized during 2003 consisted primarily of research funding, antibody fees and milestone revenues.  We recognized $750,000 of research funding from the alliance with Medarex during each quarter of 2003 and 2002.  Other contract revenues recognized during 2003 and 2002 included license fees, antibody fees, and amortization of up-front technology access fees.  The decrease in contract revenues during 2003, compared with 2002, resulted primarily from the grant of a non-exclusive license by us to a company for certain proprietary technology in 2002.  No comparable license fees were recognized in 2003.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $5.7 million for 2003, compared with approximately $5.2 million for 2002.  These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit from Product Sales. Gross profit from product sales increased 59% to $110.7 million in 2003 from $69.5 million in 2002.

The $41.2 million increase in gross profits consisted of $47.0 million that resulted from an increase in product sales, reduced by $5.6 million resulting from changes in the gross margins of each of our products.  For 2003 and 2002, the gross margins for our cardiovascular products were 62% and 63%, respectively, while our gross margins for our Triage Drugs of Abuse Panel and other products were 75% and 77%, respectively.  Sales of our cardiovascular products represented 75% of our product sales for 2003, compared with 60% for 2002.

During 2003, in response to the rapid product sales growth trend for the Triage BNP Test, we made significant investments to expand our production capacity through the addition of production shifts, facility improvements, and implementation of automated and semi-automated equipment, in order to ensure our ability to satisfy anticipated customer demands and maintain customer satisfaction.  As a result of changes in sales expectations for the third and fourth quarters of 2003, we scaled back our production during that time.  Consequently, our increased manufacturing costs were spread over a smaller than anticipated production volume, contributing to lower gross margins in 2003 than 2002.

Selling, General and Administrative Expenses (SG&A expenses). SG&A expenses increased 52% to $51.9 million in 2003 from $34.2 million in 2002.  At December 31, 2003, our headcount performing sales, marketing and administrative functions totaled 261, compared with 167 at December 31, 2002.  The increase in SG&A expenses from 2002 to 2003 was primarily associated with the addition of sales, clinical education and technical service resources in the United States, and higher performance-based compensation, such as sales commissions and bonuses based on our financial performance.  In the United States, our salaries and benefits increased $6.7 million and our travel and entertainment expenses increased $2.0 million.   In 2003, we formed and began operating direct sales and distribution operations in France and Germany resulting in an increase in SG&A expenses of $3.1 million.  Additionally, our SG&A expenses increased $4.0 million for outside consultants, advertising and market research due to expanded selling and marketing activities related to our broader product lines, added focus on new markets such as physician offices and increased administrative needs to support our expanded operations.

Research and Development Expenses (R&D expenses). R&D expenses increased 51% to $24.5 million in 2003 from $16.2 million in 2002.  At December 31, 2003, our headcount performing research and development functions totaled 145, compared with 113 at December 31, 2002.  R&D employees expenses increased $3.6 million, including increased performance-based compensation based on our performance versus our beginning of the year goals.   Expanded activity in R&D resulted in an increase in supplies and other materials of $3.2 million.  During 2003 and 2002, our research and development resources were focused primarily on new product development, the development of potential improvements to our existing products and manufacturing processes, and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group, primarily Biosite Discovery.

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

Interest and Other Income, net. Interest and other income was $1.4 million and $2.0 million in 2003 and 2002, respectively.  The decrease in 2003 resulted primarily from lower interest income from our cash equivalents and marketable securities due to an overall decline in interest rates and a lower average balance of cash and marketable securities during 2003 compared with 2002.

Provision for Income Taxes. As a result of the pre-tax income and the tax credits generated in 2003, we recorded a provision for income taxes of $15.1 million for 2003.  Our annual effective tax rate for 2003 and 2002 was 37.8% and 37.6%, respectively.  For 2002, we recorded a provision for income taxes of $8.1 million.

Liquidity and Capital Resources

Historically, our sources of cash have included:

•      cash generated from operations, primarily from the collection of accounts receivable resulting from product sales;

•      private and public placements of equity securities, including cash generated from the exercise of stock options and participation in our employee stock purchase plan;

•      proceeds from equipment financing;

•      cash received under collaborative development agreements; and

•      interest income.

Our historical cash outflows have primarily been associated with:

•      cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing activities and other working capital needs; and

•      expenditures related to equipment and leaseholds used to increase our manufacturing capacity, improve our manufacturing efficiency and expand our research and development activities.

Other factors that impact our cash inflow and outflow include:

•      We have experienced gross margins of greater than 65% in each of the last three years.  As our product sales have increased significantly since 2001, our gross profits have increased significantly as well, providing us with an increasing source of cash to finance our expansion of our operations; and

•      Fisher, which represented 86% of our product sales in 2004, has historically been a timely and predictable payor of its outstanding accounts receivable.

As of December 31, 2004, we had cash, cash equivalents and marketable securities of approximately $72.4 million compared with $53.9 million as of December 31, 2003.  The increase in cash, cash equivalents and marketable securities during 2004 was largely attributable to cash generated from operating activities, for which the sales volume growth of our Triage BNP Tests was the primary driver.  Additionally, we generated $19.6 million in cash from proceeds from the issuance of shares under our stock plans and the related tax deduction from disqualifying dispositions of the shares by employees during 2004.  The increased activity related to the exercise of stock options and participation in our employee stock purchase plan by employees was driven by increases in the market price of our common stock.  The primary cash outflow during 2004 was cash used for the construction of our new corporate complex.

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  Through December 31, 2004, we have expended an additional $47.0 million for the design and construction of the new corporate complex.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $105 million.  We currently plan to finance the construction of the complex using a combination of available cash balances, cash generated from operating activities and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the buildings in the first phase of construction to be completed during the second and third quarters of 2005 and do not anticipate expanding our operations to the new facility prior to that time.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, during the period in which we transfer our operations to the new corporate complex as we will transfer our operations in stages.  At December 31, 2004, our accounts payable increased $6.8 million from December 31, 2003 due to increased amounts payable to contractors for costs related to the construction of the new corporate complex.

Other significant uses of cash during 2004 included leasehold improvements and capital equipment of approximately $15.0 million primarily for the purchase of equipment and leasehold improvements to increase our manufacturing capacity and efficiency.

In 2004, we utilized cash generated from operating activities to fund our cash needs related to the construction of the new corporate complex and our expanded operations.  Cash generated from operating activities in 2004 totaled $53.0 million, compared with $17.3 million in 2003.  A significant increase in our product sales and gross profits, resulting primarily from the increase in sales volume of our Triage BNP Test, was the leading contributor to our cash generated from operating activities in 2004.  As we increased our product sales, we expanded our commercial operations and our working capital requirements to support the expanded business.  During 2004, due to the significant increase in our sales of Triage BNP Tests compared with 2003, we increased our manufacturing capacity and inventories by $9.3 million to meet the increasing demand for our products.  Additionally, we experienced an increase in accounts receivable of $13.1 million at December 31, 2004, compared with the same date in 2003 due to the timing of our receipt of a $10.0 million payment from Fisher that was due on December 31, 2004, but received in early January 2005, and the increase in product sales during the fourth quarter of 2004 compared with the same period of 2003.

The decrease in cash, cash equivalents and marketable securities during 2003 compared with 2002 was largely attributable to the purchase of land for the construction of our new corporate complex of $28.2 million and capital expenditures of $23.6 million for leasehold improvement and manufacturing equipment to expand our manufacturing capacity to meet the increased demand for our meter-based Triage BNP Test, and to increase our manufacturing efficiency.  These primary cash outflows were offset by cash generated by operating activities of $17.3 million.  During 2003, due to the significant increase in our sales of meter-based Triage BNP Test compared with 2002, we increased our manufacturing capacity and our inventories increased by $15.5 million to meet the increasing demand for our products.  Additionally, as product sales in the fourth quarter of 2003 increased significantly compared with the same period of 2002, we experienced an increase in accounts receivable of $12.8 million at December 31, 2003 compared with the same date in 2002.  As a result, our cash generated from operating activities in 2003 decreased $5.7 million from 2002.

Our primary short-term needs for capital, which are subject to change, include:

•                  the remaining construction costs in the first phase of the new corporate complex, which we estimate to be approximately $30 million payable in the second and third quarters of 2005;

•                  support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources;

•                  expenditures for equipment and other fixed assets for use in our new corporate complex, and for manufacturing and research and development purposes;

•                  the prosecution, defense and resolution of ongoing license and patent disputes;

•                  improvements in our manufacturing capacity and efficiency, new discovery and product development; and

•                  clinical studies, and the continued advancement of research and development efforts.

For 2005, we plan to spend approximately $38.4 million in cash for capital expenditures primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment.  We intend to use our currently available cash and cash expected to be generated from operating activities to address our capital requirements.  We expect that the performance of our product sales and the resulting gross profits will significantly impact our cash management decisions.  If our product sales and gross margins exceed our expectations, we may choose to invest the additional cash in the above projects and activities we believe appropriate.  We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.  As of December 31, 2004, we had an equipment financing line of credit with a financial institution for $10.0 million, of which $9.6 million was available for future borrowings.  The line of credit expires on September 30, 2005.  We have also generated cash from the exercise of stock options.  Future proceeds from exercise of stock options and our employee stock purchase plan will depend primarily upon the behavior, expectations and needs of the stock option holders and our stock price.

We believe that our available cash, cash from operations, proceeds from the issuance of stock under our stock plans and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except for the potential funding requirement of a portion of the construction cost of our new corporate complex.  We have used available cash balances to purchase the land for our new corporate complex and pay for the design and construction costs to date.  For the remainder of the construction costs, we plan to utilize a combination of available cash and debt financing, if necessary.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

•                  the prosecution, defense and resolution of license and patent disputes;

•                  the extent to which our new products and products under development are successfully developed, gain regulatory approval and market acceptance and become and remain competitive;

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004.  This table should be read in conjunction with the remainder of this Item 7, ”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$21,041	$5,749	$10,928	$4,364	$—
Operating lease obligations	2,477	1,287	400	390	400
New corporate complex construction commitments	20,753	20,753	—	—	—
Purchase obligations (1)	19,159	17,943	1,216	—	—
Total	$63,430	$45,732	$12,544	$4,754	$400

(1) Purchase obligations include commitments to purchase components and raw materials used in the manufacture of our products, and other recurring purchases made in the normal course of business to meet operational and capital expenditure requirements.

We have executed agreements to license technologies that are covered by the intellectual property rights of third parties. The financial and commercial terms of each of these agreements vary significantly, and in virtually all cases our payment obligations are not material to our business as a whole.  For the most part, the license agreements call for potential cash outflows for milestone payments and future royalties based on product sales utilizing the licensed technologies.  The milestone payments under these agreements are primarily dependent on achieving product development goals, commencement of clinical studies of a product utilizing the licensed technology or meeting commercialization objectives, or any combination thereof.  Examples of milestones for which we would make payments would include: 1) initiation of clinical studies of a potential product that is covered by the licensed technologies, 2) FDA clearance to market a product that is covered by the licensed technologies, and 3) the first sale of a product that is covered by the licensed technologies in a specific territory.  The attainment of the milestones is highly uncertain and dependent upon many contingencies.  Additionally, we exercise discretion whether to continue to utilize the licensed technologies.  At any time, we may, for technical or economic reasons, decide to discontinue utilizing the licensed technologies and would incur no further financial obligations beyond those payments already made.  On December 31, 2004, there were no milestones, either individually or in the aggregate, under our licensing and collaborative agreements for which we believe material payments are currently required to be made, and we believe that there are approximately $625,000 in payments that are reasonably likely to be made in the future.

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

Beginning with the last half of 2003, we have significantly expanded our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies.  As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results. In prior years, we have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of December 31, 2004, we had no outstanding forward exchange contracts.  Significant fluctuations in currency exchange rates may negatively impact our consolidated sales and earnings.

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

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                          Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Biosite Incorporated

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Controls Over Financial Reporting, that Biosite Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biosite Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Biosite Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Biosite Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biosite Incorporated as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Biosite Incorporated and our report dated February 11, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

San Diego, California

February11, 2005

Item 9B.                          Other Information

Not applicable.

PART III

Some information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.                            Directors and Executive Officers of the Registrant

The information required by this item is contained in the sections entitled “Election of Directors” and “Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Item 11.                            Executive Compensation

The information required by this item is contained in the section entitled “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

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

Item 13.                            Certain Relationships and Related Transactions

The information required by this item is contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement and it incorporated herein by reference.

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

(2)  Financial Statement Schedules

Refer to Schedule II, Valuation and Qualifying Accounts, hereto.

The other financial statement schedules required by this item have been omitted since they are either not required, not applicable or the information is otherwise included herein.

(3)  Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.(i) (9)	Restated Certificate of Incorporation.

3.(i) (9)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.(i) (9)	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.

3.(ii) (14)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.(iii) (2)	Amended and Restated Bylaws.

4.1 (13)	Form of Common Stock Certificate with rights legend.

10.1 (1) (A)	Amended and Restated 1989 Stock Plan of Biosite Incorporated.

10.2 (4) (A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated (“1996 Stock Plan”).

10.3 (1) (A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

10.4 (1) (A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.

10.5 (5) (A)	Biosite Incorporated Amended and Restated Employee Stock Purchase Plan.

10.6 (20) (A)	Form of Indemnity Agreement between the Company and its officers and directors.

10.7(1)	Sublease Agreement between Biosite and General Atomics, dated February 17, 1992, as amended on August 10, 1992, January 21, 1993, October 29, 1993, March 1, 1995 and October 1, 1996.

10.8 (1) (+)	Antibody License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995, as amended on July 26, 1996.

10.9 (1) (+)	Easy Assay License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995.

10.11 (1) (+)	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.

10.19 (1)	Debenture Purchase Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated as of September 22, 1995.

10.20 (1) (+)	Settlement and License Agreement & Agreement of Dismissal with Prejudice, between Biosite and Abbott Laboratories, dated as of September 6, 1996.

10.21 (1)	Lease Agreement between Biosite and TCEP II Properties Limited Partnership dated July 26, 1996.

10.22 (1)	Lease Agreement between Biosite and Sorrento West Limited dated September 21, 1994.

10.23 (3)	Rights Agreement dated as of October 22, 1997 between Biosite (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.24 (7)

Amendment No. 1 to Rights Agreement dated as of December 9, 1999 between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.25 (8)

Amendment No. 2 to Rights Agreement dated as of July 18, 2001 between Biosite Incorporated (formally Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) and American Stock Transfer and Trust as successor Rights Agent.

10.28 (6) (+)	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. dated January 1, 2001.

10.29 (12) (*)	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2004.

10.30 (13)	Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated December 7, 2001.

10.31 (13)	First Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 12, 2002.

10.32 (13)	Second Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 14, 2002.

10.34 (14)	Third Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated June 10, 2002.

10.35 (14)	Fourth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated January 24, 2003.
10.36 (14)	Fifth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated April 25, 2003.

10.37 (14)	Sixth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated May 27, 2003.

10.38 (14)	Seventh Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated June 16, 2003.

10.39 (15)	Eighth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated September 15, 2003.

10.40 (16)	Ninth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated October 9, 2003.

10.41 (17) (+)	Distribution Agreement between Biosite and PSS World Medical, Inc. dated May 13, 2003.

10.42 (11) (A)	Biosite Incorporated 2002 Nonqualified Stock Incentive Plan.

10.43 (18) (A)	Biosite Incorporated Executive Bonus Plan.

10.44 (19) (A)	Biosite Incorporated Nonqualified Deferred Compensation Plan effective June 1, 2002.

10.45 (A)	Biosite Incorporated Change in Control Severance Benefit Plan.

10.46 (A)	Form of Director Fee Deferral Program under the 1996 Stock Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer

31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer

32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer

32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

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

(2)                                  Incorporated by reference to Exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(3)                                  Incorporated by reference to Exhibit 4.1 to Biosite’s Registration Statement on Form 8-A, filed on October 28, 1997.

(4)                                  Incorporated by reference to Exhibit A to Biosite’s Definitive Proxy Statement dated April 27, 2004 and filed with the Securities and Exchange Commission.

(5)                                  Incorporated by reference to Exhibit B to Biosite’s Definitive Proxy Statement dated April 27, 2004 and filed with the Securities and Exchange Commission.

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

(11)                            Incorporated by reference to Exhibit 10.33 to Biosite’s Registration Statement on Form S-8 (No. 333-111075), filed on December 11, 2003.

(12)                            Incorporated by reference to Exhibit 10.43 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(13)                            Incorporated by reference to exhibits of the same number to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2001.

(14)                            Incorporated by reference to exhibits of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(15)                            Incorporated by reference to Exhibit 10.40 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)                            Incorporated by reference to Exhibit 10.41 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)                            Incorporated by reference to Exhibit 10.39 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(18)                            Incorporated by reference to Exhibit 10.34 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(19)                            Incorporated by reference to Exhibit 10.42 to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)                            Incorporated by reference to the exhibit of the same number to Biosite’s Current Report on Form 8-K, filed on January 19, 2005.

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

b)  Exhibits

Refer to Item 15(a)(3) above.

c)  Financial Statement Schedules

Refer to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSITE INCORPORATED

/s/ KIM D. BLICKENSTAFF	Date: February 22, 2005
Kim D. Blickenstaff
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KIM D. BLICKENSTAFF	Chairman of the Board and Chief	February 22, 2005
Kim D. Blickenstaff	Executive Officer (Principal Executive
Officer)

/s/ CHRISTOPHER J. TWOMEY	Senior Vice President, Finance, Chief	February 22, 2005
Christopher J. Twomey	Financial Officer and Secretary
(Principal Financial Officer and
Accounting Officer)

/s/ TIMOTHY J. WOLLAEGER	Director	February 22, 2005
Timothy J. Wollaeger

/S/ KENNETH F. BUECHLER, PH.D.	Director, President and Chief Scientific	February 22, 2005
Kenneth F. Buechler, Ph.D.	Officer

/s/ ANTHONY DEMARIA, M.D.	Director	February 22, 2005
Anthony DeMaria, M.D.

/s/ HOWARD E. GREENE, JR.	Director	February 22, 2005
Howard E. Greene, Jr.

/s/ LONNIE M. SMITH	Director	February 22, 2005
Lonnie M. Smith

Biosite Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Biosite Incorporated

We have audited the accompanying consolidated balance sheets of Biosite Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biosite Incorporated as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biosite Incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

San Diego, California

February 11, 2005

BIOSITE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$25,645	$19,537
Marketable securities	46,765	34,397
Accounts receivable	36,867	23,755
Inventories	37,077	27,780
Income taxes receivable	—	2,203
Deferred income taxes	7,432	4,076
Prepaid expenses and other current assets	7,081	3,255
Total current assets	160,867	115,003

Property, equipment and leasehold improvements, net	111,135	71,408
Deferred income taxes	3,668	—
Patents and license rights, net	5,484	6,771
Deposits and other assets	2,361	1,442
Total assets	$283,515	$194,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,662	$6,905
Accrued employee expenses	11,008	8,463
Current portion of equipment financing notes	5,749	4,664
Income taxes payable	4,401	—
Accrued royalties and deferred revenue	2,255	1,456
Other current liabilities	3,998	2,640
Total current liabilities	46,073	24,128

Equipment financing notes	15,292	14,158
Deferred income taxes	-	1,839
Other long-term liabilities	1,813	1,596

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $.01 par value, 40,000 shares authorized at December 31, 2004 and 2003; 16,419 and 15,618 shares issued and outstanding at December 31, 2004 and 2003, respectively	164	156
Additional paid-in capital	125,013	99,821
Accumulated other comprehensive income, net of related tax effect of $(53) and $66 at December 31, 2004 and 2003, respectively	1,086	300
Retained earnings	94,074	52,626
Total stockholders’ equity	220,337	152,903
Total liabilities and stockholders’ equity	$283,515	$194,624

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$240,607	$169,298	$100,830
Contract revenues	4,335	4,066	4,396
Total revenues	244,942	173,364	105,226

Operating expenses:
Cost of product sales	79,388	58,567	31,312
Selling, general and administrative	65,394	51,944	34,208
Research and development	35,694	24,474	16,160
License and patent disputes	178	-	4,043
Total operating expenses	180,654	134,985	85,723

Operating income	64,288	38,379	19,503

Interest and other income, net	1,313	1,436	1,971

Income before provision for income taxes	65,601	39,815	21,474
Provision for income taxes	(24,153)	(15,052)	(8,080)

Net income	$41,448	$24,763	$13,394

Net income per share:
Basic	$2.61	$1.62	$0.91
Diluted	$2.42	$1.50	$0.86

Shares used in calculating per share amounts:
Basic	15,889	15,295	14,742
Diluted	17,097	16,497	15,512

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2001	—	$—	14,639	$146	$75,891	$405	$14,469	$90,911
Components of comprehensive income:
Net income	—	—	—	—	—	—	13,394	13,394
Change in unrealized net gain (loss) on available-for-sale securities, net of $14 income tax effect	—	—	—	—	—	(20)	—	(20)
Total comprehensive income								13,374
Issuance of common stock under stock plans, net	—	—	256	3	3,029	—	—	3,032
Compensation related to stock options granted to non-employees	—	—	—	—	16	—	—	16
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	608	—	—	608
Balance at December 31, 2002	—	$—	14,895	$149	$79,544	$385	$27,863	$107,941
Components of comprehensive income:
Net income	—	—	—	—	—	—	24,763	24,763
Other comprehensive income:
Change in unrealized net gain (loss) on available-for-sale securities, net of $190 income tax effect	—	—	—	—	—	(285)	—	(285)
Foreign currency translation gain	—	—	—	—	—	200	—	200
Total comprehensive income								24,678
Issuance of common stock under stock plans, net	—	—	723	7	12,322	—	—	12,329
Compensation related to stock options granted to non-employees	—	—	—	—	20	—	—	20
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	7,935	—	—	7,935
Balance at December 31, 2003	—	$—	15,618	$156	$99,821	$300	$52,626	$152,903
Components of comprehensive income:
Net income	—	—	—	—	—	—	41,448	41,448
Other comprehensive income:
Change in unrealized net gain (loss) on available-for-sale securities, net of $119 income tax effect	—	—	—	—	—	(179)	—	(179)
Foreign currency translation gain	—	—	—	—	—	965	—	965
Total comprehensive income								42,234
Issuance of common stock under stock plans, net	—	—	801	8	19,604	—	—	19,612
Compensation related to stock options granted to non-employees	—	—	—	—	4	—	—	4
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	5,584	—	—	5,584
Balance at December 31, 2004	—	$—	16,419	$164	$125,013	$1,086	$94,074	$220,337

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002

Operating activities:
Net income	$41,448	$24,763	$13,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,197	10,692	6,161
Amortization of deferred compensation and non-cash equity compensation	4	20	16
Deferred income taxes	(8,863)	1,641	1,658
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(429)	(704)	—
Accounts receivable	(13,112)	(12,759)	(2,742)
Inventories	(9,297)	(15,485)	(5,178)
Income taxes and other current assets	8,505	2,366	2,288
Accounts payable	11,757	3,116	1,463
Accrued employee expenses	2,545	1,471	4,441
Accrued royalties and other current liabilities	2,185	905	1,502
Long-term liabilities	56	1,102	—
Foreign currency translation	965	200	—
Net cash provided by operating activities	52,961	17,328	23,003

Investing activities:
Proceeds from sales and maturities of marketable securities	31,452	40,941	31,408
Purchase of marketable securities	(43,528)	(22,867)	(40,739)
Purchase of property, equipment and leasehold improvements	(55,174)	(58,674)	(10,742)
Patents, license rights, deposits and other assets	(1,435)	(283)	(1,787)
Net cash used in investing activities	(68,685)	(40,883)	(21,860)

Financing activities:
Proceeds from issuance of equipment notes payable	7,558	14,850	3,952
Principal payments under equipment notes payable	(5,338)	(3,200)	(2,025)
Proceeds from issuance of stock under stock plans, net	19,612	12,329	3,032
Net cash provided by financing activities	21,832	23,979	4,959

Increase in cash and cash equivalents	6,108	424	6,102

Cash and cash equivalents at beginning of year	19,537	19,113	13,011
Cash and cash equivalents at end of year	$25,645	$19,537	$19,113

Supplemental disclosures of cash flow information:
Interest paid	$1,001	$639	$448
Income taxes paid	$20,670	$9,852	$3,507
Income tax benefit of disqualifying dispositions of stock	$5,584	$7,935	$608

See accompanying notes.

BIOSITE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and Summary of Significant Policies

Organization and Business Activity

Founded in 1988, Biosite Incorporated is a leading provider of novel, rapid medical diagnostic products intended to aid physicians in the diagnosis of critical diseases and health conditions.  Currently, we offer diagnostic products for drug screening, heart attack, congestive heart failure, or CHF, acute coronary syndromes, or ACS, evaluation of shortness of breath and certain bacterial and parasitic infections.  Our products are principally sold to acute care hospitals, which number approximately 5,400 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products, and we use a network of distributors both in the United States and internationally.

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During 2003 and 2004, we initiated direct sales and distribution operations in France, Germany, Belgium and Luxembourg, the United Kingdom and Italy.  In the future, we may transition to direct sales and distribution of our products in additional countries.  We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training.   Additionally, we provide other customer and technical support resources to assist with ongoing utilization of our products.

With several diagnostic products commercialized, our focus has expanded to include the search for proprietary disease markers that can potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies with whom we might collaborate.  To that end, in 1999 we launched Biosite Discovery.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, or via our internal research and licensing programs.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.  The discovery of new disease markers and the extension of applications for existing products could enable us to expand our product sales into other healthcare market segments.

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

Management of Biosite has determined that we currently operate principally in one operating segment: the discovery, development, manufacture and marketing of rapid, accurate and cost-effective diagnostics that improve the quality of patient care and simplify the practice of laboratory medicine.  Our chief operating decision-making group is the Management Group, which is comprised of the Chief Executive Officer, President, Chief Operating Officer, Senior Vice Presidents and Vice Presidents.  The Management Group primarily decides how to allocate resources based on the overall operating results and the contribution of each functional area towards achieving our business and financial goals.  Our principal functional areas are:  1) Finance and Administration,  2) Sales and Marketing,  3) Research and Development and 4) Manufacturing.

We have a distribution agreement with Fisher that extends through December 31, 2005.  Sales to Fisher represented 86%, 90% and 87% of our product sales in 2004, 2003 and 2002, respectively.  At December 31, 2004 and 2003, receivable amounts due from Fisher represented approximately 78% and 82%, respectively, of our accounts receivable.  Export sales to international customers amounted to $26.0 million, $14.5 million and $11.4 million in 2004, 2003 and 2002, respectively.

Certain components and raw materials used in the manufacture of our products are provided by single-source vendors.  Any supply interruption in a sole-sourced component or raw material would affect our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented or developed.  We generally maintain safety stock inventory levels of these items, which would allow us some additional time should we need to identify and qualify alternative suppliers.  LRE Technology Partner GmbH, or LRE, is the sole manufacturer of the fluorescent meters used with our Triage MeterPlus platform products, including the Triage BNP Test, Triage Cardiac Panel, Triage Profiler Shortness of Breath Panel, Triage D-dimer Test and Triage TOX Drug Screen and others currently under development, including the Triage Stroke Panel.  Beckman Coulter, Inc. is the sole manufacturer of Biosite’s Triage BNP test for Beckman Coulter Immunoassay Systems, and related calibrations and controls for that product.  Other sole-source suppliers provide selected components of our products.

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

Marketable Securities

Based on the nature of the assets held by us and management’s investment strategy, our investments have been classified as either available-for-sale or trading securities.  Management determines the appropriate classification of securities at the time of purchase.  Securities classified as available-for-sale or trading are carried at estimated fair value, as determined by quoted market prices at the balance sheet date.  The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a component of comprehensive income.  Unrealized gains or losses on trading securities are reported in interest income.  At December 31, 2004, we had no investments that were classified as held-to-maturity.  The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value and are included in interest income.  The cost of securities sold is based on the specific identification method.  Interest on trading securities and securities classified as available-for-sale is included in interest income.

Accounts Receivable

Accounts receivable consists of trade receivables due from customers for the sale of our products.  Payment terms vary on a customer by customer basis, and generally range from cash on delivery to net, 60 days in the United States and from cash in advance to net, 90 days internationally.  We also utilize letters of credit to reduce risks of uncollectibility.  A receivable is considered past due when it has exceeded its payment terms.  Accounts receivable have been reduced by an estimated allowance for doubtful accounts.  We estimate our allowance for doubtful accounts based on facts, circumstances and judgments regarding each receivable.

Our estimate is determined by analysis of items such as historical bad debts, customer payment history and patterns, customer creditworthiness, economic, political or regulatory factors affecting the customer’s ability to make the required payments and individual circumstances.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market value and have been reduced by an estimated allowance for excess, obsolete and potential scrapped inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, as well as, judgments, quality control testing data, and assumptions about the likelihood of scrap and obsolescence.  During our manufacturing processes, some work-in-process inventories require additional testing or re-work.  These inventories are separately tracked and reviewed on a monthly basis to determine their status and an estimated reserve for potential scrap is calculated.  We utilize a standard cost system to track our inventories on a part-by-part, full absorption cost basis.  Adjustments are made to the standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a FIFO cost basis.

Warranty Reserve

Our warranty reserve primarily relates to warranty coverage that we offer with the placement of the Triage MeterPlus.  The Triage MeterPlus is manufactured by LRE who provides Biosite a contractual warranty against manufacturer’s defects and poor workmanship.  Should a meter not function to specification and the cause is determined to be due to a manufacturer’s defect or poor workmanship, the malfunctioning meter would be returned to LRE for replacement or repair.  LRE would incur and bear all the cost to replace or repair the meter.  We have established a warranty allowance for the costs to replace or repair meters that would not be covered by LRE’s warranty.  Historical experience and trends detailing returns and replacement activity in total and those that have been covered by LRE’s manufacturer’s warranty are used in estimating our warranty allowance.

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

License Rights

License rights related to products for sale are stated at cost and amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during generally the shorter of the license period or generally ten years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights include only estimated sales for products we are currently selling and do not include any estimated product sales expected to be realized during the license amortization term from products still in development today.

Long-lived and Intangible Assets

Our policy is to review the carrying amounts of long-lived and intangibles assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of intangible assets, management’s policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows.  In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.  We do not believe the carrying amounts of long-lived and intangible assets are impaired at December 31, 2004.

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

Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  The weighted average fair values of options granted during 2004, 2003 and 2002 were $31.17, $29.83 and $18.52, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 2004, 2003 and 2002:

	2004	2003	2002

Risk-free interest rate	3.66%	2.52%	3.02%
Volatility	81%	85%	87%
Dividend yield	0%	0%	0%
Expected life of options	6.0 years	6.1 years	5.9 years

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the vesting periods of the granted options.  Our adjusted pro forma information is as follows (in thousands, except per share data):

(Net of tax)	2004	2003	2002

Net income, as reported	$41,448	$24,763	$13,394
Pro forma FAS 123 compensation expense	(18,862)	(16,816)	(11,823)
Adjusted pro forma net income	$22,586	$7,947	$1,571
Adjusted pro forma basic net income per share	$1.42	$0.52	$0.11
Adjusted pro forma diluted net income per share	$1.32	$0.48	$0.10

The pro forma effects on net income for 2004, 2003 and 2002 are not likely to be representative of the effects on reported net income or loss in future years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

Research and Development

Research and development costs are expensed as incurred.  Such costs include personnel costs, supplies, clinical trials, allocated facilities, information systems, depreciation, amortization and other indirect costs.

Concentration of Credit Risk

We sell our products in the United States primarily to Fisher.  Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required.  We perform credit evaluations and maintain an allowance for potential credit losses.  Credit losses in the United States have been minimal and within management’s expectations.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  During the last half of 2003 and 2004, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  We also utilize letters of credit to reduce risks of uncollectibility.

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

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Shares used in calculating per share amounts — Basic (Weighted average common shares outstanding)	15,889	15,295	14,742

Effect of common share equivalents:
Net effect of dilutive common stock options using the treasury stock method	1,208	1,202	770
Shares used in calculating per share amounts — Diluted	17,097	16,497	15,512

Comprehensive Income

Financial Accounting Standards Board’s Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components.  FAS 130 requires the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income.  Comprehensive income is included in our Consolidated Statements of Stockholders’ Equity.  The accumulated unrealized gain or (loss) on marketable securities, net of tax, was $(79,000) and $100,000 as of December 31, 2004 and 2003, respectively.  The accumulated foreign currency translation gain as of December 31, 2004 and 2003 was $1.2 million and $200,000, respectively.

Effect of New Accounting Standards

Share-Based Payments

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123(R) on July 1, 2005.  Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the two different methods for the adoption of Statement 123 and have not determined which of the two methods we will adopt.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options.

Accordingly, the adoption of Statement 123(R)’s fair value method will have a material impact on our result of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods using the Black-Scholes valuation model, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5.6 million, $7.9 million, and $600,000 in 2004, 2003 and 2002, respectively.

Reclassification

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the presentation of the 2004 financial statements.

2.        Licensing Rights and Agreements

We have entered into licensing and collaborative agreements where we utilize certain technologies licensed or owned by others in exchange for up-front, milestone or royalty payments or some combination thereof.  The milestone payments under these agreements are primarily dependent on overcoming research and development hurdles, achieving product development goals or meeting commercialization objectives, or any combination thereof.  Examples of milestones for which we would make payments would include: 1) initiation of clinical trials of a potential product that is covered the licensed technology, 2) FDA clearance to market a product that is covered by the licensed technology, and 3) the first sale of product that is covered by the licensed technology in a specific territory.  The attainment of the milestones is highly uncertain and dependent upon many contingencies.  Additionally, we exercise discretion whether to continue to utilize the licensed technologies.  At any time, we may, for technical or economic reasons, decide to discontinue utilizing the licensed technologies and would incur no further financial obligations beyond those payments already made.  On December 31, 2004, there were no milestones, either individually or in the aggregate, under our licensing and collaborative agreements for which we believed material payments are currently required to be made or reasonably likely to be made in the future.  At December 31, 2004 and 2003, the total cost of license rights was $11.8 million and $11.7 million, respectively and accumulated amortization of the license rights was approximately $6.3 million and $5.1 million, respectively.  Amortization expense of license rights totaled $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The estimated aggregate amortization expense related to license rights for the next five years and thereafter is as follows:  2005 - $842,000, 2006 - $861,000, 2007 - $887,000, 2008 - $907,000, 2009 - $922,000, thereafter - $1.0 million.

3.        Distribution and Biosite Discovery Collaborative Agreements

Distribution Agreements

We have a distribution agreement under which Fisher distributes our products primarily to hospitals within the United States.  The term of our distribution agreement with Fisher expires on December 31, 2005 and automatically renews for an additional one year term unless a notice of non-renewal is delivered by either company.  Fisher purchases our products on a monthly basis through firm purchase orders.  Sales to Fisher represented 86%, 90% and 87% of our product sales in 2004, 2003, and 2002, respectively.  We entered into distributor agreements with PSS and Henry Schein in May 2003 and July 2004, respectively, to market our products to physician office practices in the United States.  Internationally, in addition to utilizing a direct sales force in certain countries, we sell our products to country-specific and regional distributors.

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

During 2004, 2003 and 2002, we recognized contract revenues of $4.3 million, $4.1 million and $4.4 million, respectively, related to activities performed or milestones achieved under the collaborative agreements.  Under the terms of our agreement with Medarex, Inc., Medarex provides us with research funding of $3.0 million per year.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities in 2004, 2003 and 2002 were approximately $6.5 million, $5.7 million and $5.2 million, respectively, and are included in research and development expenses.

4.             Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities by balance sheet classification at December 31, 2004 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$18,812	$—	$—	$18,812
Money market fund	6,833	—	—	6,833
	25,645	—	—	25,645
Marketable securities:
Trading securities – mutual funds held for nonqualified deferred compensation plan participants	1,402	350	—	1,752

Available-for-sale securities:
U.S. Government debt securities	8,032	3	(87)	7,948
U.S. Municipalities debt securities	22,699	—	(26)	22,673
Corporate debt securities	11,390	18	(28)	11,380
Certificate of deposit	3,030	3	(21)	3,012
	45,151	24	(162)	45,013
Total cash, cash equivalents and marketable securities	$72,198	$374	$(162)	$72,410

The following is a summary of cash, cash equivalents and marketable securities by balance sheet classification at December 31, 2003 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash and cash equivalents:
Cash	$10,067	$—	$—	$10,067
Money market fund	9,470	—	—	9,470
	19,537	—	—	19,537
Marketable securities:
Trading securities – mutual funds held for nonqualified deferred compensation plan participants	974	189	—	1,163

Available-for-sale securities:
U.S. Government debt securities	16,642	119	(10)	16,751
U.S. Municipalities debt securities	635	5	—	640
Corporate debt securities	12,667	41	(21)	12,687
Certificate of deposit	3,124	32	—	3,156
	33,068	197	(31)	33,234
Total cash, cash equivalents and marketable securities	$53,579	$386	$(31)	$53,934

The amortized cost and estimated fair values of available-for-sale marketable securities at December 31, 2004, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Marketable securities (available-for-sale):
Due in one year or less	$30,748	$30,688
Due after one year through two years	5,045	4,980
Due after two years	9,358	9,345
	$45,151	$45,013

Gross realized gains from the sale of cash, cash equivalents and marketable securities were approximately $14,000, $206,000 and $174,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  Gross realized losses from the sale of cash, cash equivalents and marketable securities were approximately $6,000, $5,000 and $14,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.        Balance Sheet Information

Net inventories consist of the following (in thousands):

	December 31,
	2004	2003

Raw materials	$12,852	$13,327
Work in process	14,242	11,476
Finished goods	9,983	2,977
	$37,077	$27,780

Property, equipment and leasehold improvements consist of the following (in thousands):

	December 31,
	2004	2003
Land under development	$30,050	$28,820
Construction in progress - new corporate complex	45,170	6,268
Machinery and equipment	42,125	32,672
Computer equipment	9,964	8,220
Furniture and fixtures	1,373	1,305
Leasehold improvements	16,391	14,632
Construction in progress – automated manufacturing equipment and other	11,964	10,379
	157,037	102,296
Less accumulated depreciation	(45,902)	(30,888)
	$111,135	$71,408

Depreciation expense was approximately $15.4 million, $9.4 million and $4.5 million for years ended December 31, 2004, 2003 and 2002, respectively.  Cost of equipment under equipment financing notes was approximately $30.2 million and $24.7 million at December 31, 2004 and 2003, respectively.  Accumulated depreciation of equipment under equipment financing notes at December 31, 2004 and 2003 was approximately $9.8 million and $6.3 million, respectively.

6.        Debt and Commitments

Debt consisted of the following (in thousands):

	December 31,
	2004	2003
Equipment financing notes, payable $576,000 monthly including interest at 3.95% to 8.72% due January 2005 to December 2009; secured by equipment	$21,041	$18,822
Less current portion	(5,749)	(4,664)
Total long-term debt	$15,292	$14,158

As of December 31, 2004, approximate future principal payments of the equipment financing notes are due as follows: 2005 - $5.7 million; 2006 - $5.7 million; 2007 – $5.2 million; 2008 – $3.6 million; 2009 – $747,000 and thereafter - $0.

Interest expense was approximately $255,000 and $448,000 for the years ended December 31, 2003 and 2002, respectively.  Beginning July 1, 2003, interest incurred was capitalized as part of the development costs of our new corporate complex.  For the years ended December 31, 2004 and 2003, we incurred and capitalized interest totaling $1.0 million and $384,000, respectively.  As of December 31, 2004, we had an equipment financing line of credit with a financial institution for $10.0 million, of which $9.6 million was available for future borrowings.  The line of credit expires on September 30, 2005.  There are no financial covenants associated with the line of credit.

We lease our office, manufacturing and research facilities under operating leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases.  We record rent expense on a straight-line basis over the term of the leases.

Approximate annual future minimum operating lease payments as of December 31, 2004 are as follows

(in thousands):

Year	Operating Leases
2005	1,287
2006	205
2007	195
2008	195
2009	195
Thereafter	400
Total minimum lease payments	$2,477

Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $2.5 million, $2.1 million and $1.6 million, respectively.

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  Through December 31, 2004, we have expended an additional $47.0 million for the design and construction of the new corporate complex.  At December 31, 2004 we had non-cancelable commitments related to the new corporate complex of $20.8 million.  We expect the new complex to provide us with up to 800,000 square feet of space and to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and construction costs of the first phase is estimated to be approximately $105 million.  We currently plan to finance the construction of the complex using a combination of available cash balances, cash generated from operating activities and debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the buildings in the first phase of construction to be completed during the second and third quarters of 2005 and do not anticipate expanding our operations to the new facility prior to that time.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, during the period of time in which we transfer our operations to the new corporate complex as we will transfer our operations in stages.

7.        Stockholders’ Equity

Stock Plans

In December 1996, we adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”).  The 1996 Stock Plan replaced our 1989 Stock Plan.  Although future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan.  The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof.  The aggregate number of shares authorized for issuance under the 1996 Stock Plan as of December 31, 2004 was 6,300,000 shares.  Additionally, at December 31, 2004, 142,271 unpurchased shares of common stock pursuant to unissued, expired or cancelled options under the 1989 Stock Plan are available for awards under the 1996 Stock.

In November 2002, the Board of Directors adopted the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan (the “2002 Stock Plan”).  The Board of Directors adopted the plan to accommodate Biosite’s continuing growth and expansion.  The aggregate number of shares authorized for issuance under the 2002 Stock Plan as of December 31, 2004 was 1,050,000 shares, of which 500,000 shares are solely for use as inducement awards in connection with the recruitment of non-officer employees.

Options granted under the stock plans are generally subject to four-year vesting and expire ten years from the date of grant.  As of December 31, 2004, no shares were available for future issuance under the 1989 Stock Plan, 114,463 shares were available for future issuance under the 1996 Stock Plan and 157,997 shares were available for future issuance under the 2002 Stock Plan.

Information with respect to option activity under our stock plans is as follows:

	Shares	Weighted average exercise price
	(in thousands)
Balance at December 31, 2001	3,459	$23.91
Granted at fair value	1,246	$25.15
Exercised	(169)	$10.19
Cancelled	(136)	$27.98
Balance at December 31, 2002	4,400	$24.67
Granted at fair value	1,456	$40.86
Exercised	(618)	$17.00
Cancelled	(140)	$33.85
Balance at December 31, 2003	5,098	$29.97
Granted at fair value	845	$43.85
Exercised	(659)	$24.42
Cancelled	(228)	$35.35
Balance at December 31, 2004	5,056	$32.75

The following is a further breakdown of the options outstanding under the 1989 Stock Plan, 1996 Stock Plan and 2002 Stock Plan as of December 31, 2004:

Range of exercise price	Options outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price of options exercisable
	(in thousands)			(in thousands)

$ 3.25 - $ 24.21	1,087	4.82	$13.95	963	$13.42
$ 24.37 - $ 31.41	1,032	7.74	$26.53	501	$26.17
$ 31.62 - $ 41.56	1,413	6.41	$37.06	1,174	$36.87
$ 41.76 - $ 47.66	1,132	8.84	$45.04	292	$45.54
$ 48.18 - $ 69.56	392	9.07	$50.31	75	$51.86
$ 3.25 - $ 69.56	5,056	7.09	$32.75	3,005	$28.79

Employee Stock Purchase Plan

In December 1996, we adopted an Employee Stock Purchase Plan (“ESPP”), which provides all qualifying employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations.  A pool of 800,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions).  Additionally, in June 2004, an evergreen provision was added to the ESPP under which, for a period of ten years beginning on January 1, 2005, an increase in the pool of shares of common stock available for issuance under the ESPP would occur annually equal to the lesser of 1) one and one-half percent of the common shares outstanding at the end of the prior year; or 2) 1,500,000 shares of stock; provided, however, that in no event shall the annual increase cause the shares available for purchase under the ESPP to exceed 5% of the outstanding common shares of Biosite at the end of the prior year.  In December 2004, the Compensation Committee of our Board of Directors limited the increase in the pool of shares of common stock available for issuance under the ESPP on January 1, 2005 to 100,000 shares.  During the years ended December 31, 2004, 2003 and 2002, 141,631, 106,669 and 91,027 shares, respectively, were issued under the ESPP.  As of December 31, 2004, 99,375 shares of common stock were available for issuance under the ESPP.

At December 31, 2004, a total of 371,835 shares of our common stock were reserved for future issuances under all of our stock plans and the ESPP.

Stockholder Rights Plan

In October 1997, our Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of Biosite held of record at the close of business on November 3, 1997.  Each Right represents a contingent right to purchase, under certain circumstances, one-one-thousandth of a share of a new series of Biosite preferred stock at a price of $100.00 per one one-thousandth of a share, subject to adjustment.  The Rights would be traded independently from Biosite’s common stock and become exercisable under certain circumstances involving the acquisition or a tender or exchange offer by a person or group for 15% or more of Biosite’s common stock.  The Rights expire on June 1, 2011, unless redeemed by our Board of Directors.  The Rights can be redeemed by the Board at a price of $0.01 per Right at any time before the Rights become exercisable, and in limited circumstances thereafter.

8.        Income Taxes

Significant components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$28,544	$10,492	$5,639
State	4,220	2,856	784
Foreign	252	63	—
	33,016	13,411	6,423
Deferred:
Federal	(7,931)	2,236	1,553
State	(353)	(595)	104
Foreign	(579)	—	—
	(8,863)	1,641	1,657
	$24,153	$15,052	$8,080

Significant components of our deferred tax assets as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Tax credits	$996	$2,135
Reserves and accruals	4,719	1,941
Depreciation and amortization	2,078	—
Net operating loss carryovers	579	—
Other, net	2,728	—
Total deferred tax assets	11,100	4,076
Deferred tax liability:
Depreciation	—	(2,144)
Other, net	—	305
Total deferred tax liabilities	—	(1,839)
Net deferred tax assets	$11,100	$2,237

As of December 31, 2004, we had California research and development tax credits of approximately $1.5 million.  These tax credits do not expire.  We also had foreign net operating loss carryovers of approximately $1.4 million.  These carryovers begin to expire in 2010.

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

The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	December 31,
	2004	2003	2002
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.2	5.8	5.8
Tax credits	(3.0)	(3.4)	(3.3)
Other	(0.4)	0.4	0.1
Effective rate	36.8%	37.8%	37.6%

It is our policy to record tax benefits only if we conclude that it is at least probable that the deduction or credit will be sustained upon examination by tax authorities.  In the period that permanent tax benefits, including research and development tax credits, are generated, we recognize the tax benefits at their estimated net realizable value.  With regard to research tax credits, the determination of qualified expenses and activities involves judgment.  Tax authorities have regularly examined and challenged research and development tax credits claimed by companies and have disallowed tax credit amounts based on the tax authorities’ evaluation and judgment.  We reduce tax benefits to their estimated net realizable value based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments.  The tax benefits are analyzed periodically and adjustments are made as events occur to warrant adjustments to the estimate of the net realizable value of the tax benefits.

As of December 31, 2004, we had approximately $308,000 of undistributed earnings related to our foreign subsidiaries.  We believe that these earnings will be indefinitely reinvested.  Accordingly, we have not provided for U.S. Federal income taxes related to these earnings.  However, upon distribution of these earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries.

9.        Employee Savings Plans

Employee 401(k) Plan

In 1991, we implemented a 401(k) program that allows all qualifying employees to contribute up to a maximum of 20% of their annual salary, subject to annual limits.  The Board of Directors may, at its sole discretion, approve contributions by Biosite.  No such contributions have been approved or made.

Nonqualified Deferred Compensation Plan

In July 2002, we implemented a nonqualified deferred compensation plan that allows qualifying employees to defer up to 50% of their base salary, 100% of bonuses and 100% of commissions.  Participants may select from a variety of investment options and have the ability to make investment changes on a daily basis.  These marketable securities investments are classified as trading securities.  A participant may elect to receive all or a portion of his or her deferred compensation on a fixed payment date of his or her choosing.  The fixed payment date election must be made at least 24 months before the payment is to be paid or commence.  Payment dates may also be extended to later dates so long as the extension election is made at least 12 months prior to the original fixed payment date.  Early distributions are subject to a penalty.  The Board of Directors may, at its sole discretion, suspend or terminate the plan.  As a result of changes in the laws governing nonqualified deferred compensation plans, we have suspended any further contributions to the plan implemented in July 2002 and we are in the process of adopting a new nonqualified deferred compensation plan.

10.  License and Patent Disputes

Expenses associated with license and patent disputes incurred during the years ended December 31, 2004, 2003 and 2002 totaled $178,000, $0 and $4.0 million, respectively.  The 2004 expenses consisted of legal costs related to our ongoing litigation with Roche Diagnostics Corporation and its affiliates, or Roche.  In November 2004, Roche filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche.  Roche seeks to recover damages of an unspecified amount and to enjoin our manufacture, use or sale of the allegedly infringing products and our contribution to and/or inducement of such alleged infringement.  We believe these allegations of infringement are without merit and intend to vigorously contest these claims.

In November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and one of its affiliates is infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite.  The patents relate to methods for the measurement of cardiac troponin forms.  We seek to recover damages of an unspecified amount, our costs and expense in this action and to enjoin the defendants’ infringement, inducement of infringement, and/or contributory infringement of our patents.  We believe that our claims have merit and we intend to vigorously pursue their prosecution.

All parties in both lawsuits have been served, however, given the early stage of both actions, we cannot predict the ultimate outcome of either matter at this time.

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

11.  Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.  For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.  Certain amounts in the 2003 quarterly financial statements have been reclassified to conform to the presentation of the 2004 quarterly financial statements.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Product sales	$56,698	$58,761	$60,392	$64,756
Contract revenues	979	1,101	791	1,464
Gross profit – product sales	36,956	39,166	41,809	43,288
Operating income	14,564	16,258	16,904	16,562
Income before income taxes	14,758	16,444	17,023	17,376
Net income	8,945	9,976	10,381	12,146

Net income per share
• Basic	$0.57	$0.64	$0.65	$0.75
• Diluted	$0.55	$0.59	$0.60	$0.68

Shares used in calculating per share amounts
• Basic	15,628	15,699	15,979	16,244
• Diluted	16,366	16,880	17,311	17,824

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Product sales	$39,095	$43,776	$41,412	$45,015
Contract revenues	846	922	1,358	940
Gross profit – product sales	25,261	30,138	26,919	28,413
Operating income	9,453	11,241	9,813	7,872
Income before income taxes	9,763	11,772	10,134	8,146
Net income	5,966	7,202	6,443	5,152

Net income per share
• Basic	$0.40	$0.47	$0.42	$0.33
• Diluted	$0.37	$0.43	$0.38	$0.32

Shares used in calculating per share amounts
• Basic	14,928	15,172	15,501	15,570
• Diluted	16,125	16,694	16,964	16,191

Schedule II

Biosite Incorporated

Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002

	Balance at	Additions				Balance at
Description	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		End of Year

Year ended December 31, 2004
Allowance for doubtful accounts	$849,477	$1,251,234	$—	$911,687	(1)	$1,189,024
Inventory reserve	$639,116	$3,637,525	$—	$1,329,882	(2)	$2,946,759
Warranty reserve	$657,360	$1,348,659	$—	$1,374,345	(3)	$631,674

Year ended December 31, 2003
Allowance for doubtful accounts	$478,470	$958,952	$—	$587,945	(1)	$849,477
Inventory reserve	$614,780	$1,007,930	$—	$983,594	(2)	$639,116
Warranty reserve	$358,807	$1,772,762	$—	$1,474,209	(3)	$657,360

Year ended December 31, 2002
Allowance for doubtful accounts	$318,962	$199,303	$—	$39,795	(1)	$478,470
Inventory reserve	$427,333	$722,105	$—	$534,658	(2)	$614,780
Warranty reserve	$118,528	$651,330	$—	$411,051	(3)	$358,807

(1)             Uncollectible accounts written off, net of recoveries

(2)             Write off of obsolete, excess or impaired inventory

(3)             Cost incurred associated with the replacement and repair of the Triage Meters and devices

(4)             Allowance for uncollectible contract revenue. Expense charged against contract revenue.