Form 10-K/A
period 2004-12-31
BIOSITE INC
filed 2005-03-07
CIK 834306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2004 solely for the purpose of correcting typographical errors in the first paragraph of the Overview portion on page one of the Business section of Part 1.

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

Overview

Founded in 1988, Biosite® Incorporated is a leading bio-medical company commercializing proteomics discoveries for the advancement of medical diagnosis.  We believe that our novel, rapid medical diagnostic products, largely evolved from an intensive study of protein biomarkers of disease, can contribute to improvements in medical care by aiding physicians in the diagnosis of critical diseases and health conditions.  We have been profitable for the past 23 consecutive quarters.  Our compounded annual growth rates for net product sales and net income over the past five years are 41% and 107%, respectively.

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

Shortness of Breath

 In June 2004, we received 510(k) clearance from the FDA to market the Triage Profiler Shortness of Breath™ (SOB) Panel. We initiated shipments of the Triage Profiler SOB Panel in August 2004.  This new diagnostic test panel is intended to accelerate and improve ED evaluation of shortness of breath and breathing difficulty, which rank among the top reasons for ED visits.  The Triage Profiler SOB Panel simultaneously measures five disease biomarkers — CK-MB, myoglobin, troponin I, BNP and D-dimer in about 15 minutes.  The multi-marker panel is designed to help physicians rapidly distinguish among the most common causes of shortness of breath: CHF, heart attack or silent heart attack, and pulmonary embolism, or PE.  Portable and easy-to-use, this diagnostic product can be used in the ED, eliminating the need for the hospital to obtain multiple blood samples or employ one or more laboratory-based analyzers to accomplish multiple tests.

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

(3)         Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.(i)(9)	Restated Certificate of Incorporation.

3.(i)(9)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.(i)(9)	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.

3.(ii)(14)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.(iii)(2)	Amended and Restated Bylaws.

4.1(13)	Form of Common Stock Certificate with rights legend.

10.1(1)(A)	Amended and Restated 1989 Stock Plan of Biosite Incorporated.

10.2(4)(A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated (“1996 Stock Plan”).

10.3(1)(A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

10.4(1)(A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.

10.5(5)(A)	Biosite Incorporated Amended and Restated Employee Stock Purchase Plan.

10.6(20)(A)	Form of Indemnity Agreement between the Company and its officers and directors.

10.7(1)	Sublease Agreement between Biosite and General Atomics, dated February 17, 1992, as amended on August 10, 1992, January 21, 1993, October 29, 1993, March 1, 1995 and October 1, 1996.

10.8(1)(+)	Antibody License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995, as amended on July 26, 1996.

10.9(1)(+)	Easy Assay License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995.

10.11(1)(+)	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.

10.19(1)	Debenture Purchase Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated as of September 22, 1995.

10.20(1)(+)	Settlement and License Agreement & Agreement of Dismissal with Prejudice, between Biosite and Abbott Laboratories, dated as of September 6, 1996.

10.21(1)	Lease Agreement between Biosite and TCEP II Properties Limited Partnership dated July 26, 1996.

10.22(1)	Lease Agreement between Biosite and Sorrento West Limited dated September 21, 1994.

10.23(3)	Rights Agreement dated as of October 22, 1997 between Biosite (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

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

10.28(6)(+)	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. dated January 1, 2001.

10.29(12)(*)	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2004.

10.30(13)	Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated December 7, 2001.

10.31(13)	First Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 12, 2002.

10.32(13)	Second Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated February 14, 2002.

10.34(14)	Third Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated June 10, 2002.

10.35(14)	Fourth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated January 24, 2003.

10.36(14)	Fifth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated April 25, 2003.

10.37(14)	Sixth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated May 27, 2003.

10.38(14)	Seventh Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated June 16, 2003.

10.39(15)	Eighth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated September 15, 2003.

10.40(16)	Ninth Amendment to Purchase Agreement and Escrow Instructions between Biosite and H.G. Fenton Company dated October 9, 2003.

10.41(17)(+)	Distribution Agreement between Biosite and PSS World Medical, Inc. dated May 13, 2003.

10.42(11)(A)	Biosite Incorporated 2002 Nonqualified Stock Incentive Plan.

10.43(18)(A)	Biosite Incorporated Executive Bonus Plan.

10.44(19)(A)	Biosite Incorporated Nonqualified Deferred Compensation Plan effective June 1, 2002.

10.45(21)(A)	Biosite Incorporated Change in Control Severance Benefit Plan.

10.46(21)(A)	Form of Director Fee Deferral Program under the 1996 Stock Plan.

21.1(21)	Subsidiaries of the Company.

23.1(21)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1(21)	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer

31.2(21)	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer

31.3	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer

31.4	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer

32.1(21)	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer

32.2(21)	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

32.3	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer

32.4	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

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

(21)                            Incorporated by reference to the exhibit of the same number to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

BIOSITE INCORPORATED

/s/ KIM D. BLICKENSTAFF	Date: March 3, 2005
Kim D. Blickenstaff
Chairman and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KIM D. BLICKENSTAFF	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2005
Kim D. Blickenstaff

/s/ CHRISTOPHER J. TWOMEY	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)	March 3, 2005
Christopher J. Twomey

/s/ TIMOTHY J. WOLLAEGER	Director	March 3, 2005
Timothy J. Wollaeger

/S/ KENNETH F. BUECHLER, PH.D.	Director, President and Chief Scientific Officer	March 3, 2005
Kenneth F. Buechler, Ph.D.

/s/ ANTHONY DEMARIA, M.D.	Director	March 3, 2005
Anthony DeMaria, M.D.

/s/ HOWARD E. GREENE, JR.	Director	March 3, 2005
Howard E. Greene, Jr.

/s/ LONNIE M. SMITH	Director	March 3, 2005
Lonnie M. Smith