Form 10-Q
period 2005-03-31
BIOSITE INC
filed 2005-05-10
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

May 5, 2005 was 16,894,488.

BIOSITE INCORPORATED

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4.	CONTROLS AND PROCEDURES.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
ITEM 6.	EXHIBITS
SIGNATURES

Biosite®, Triage®, and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated.  Cardio ProfilER™, Profiler CP™, Profiler Shortness Of Breath™, MultiMarker Index™ and the Company’s logos are trademarks of Biosite Incorporated.  Beckman Coulter® is a registered trademark of Beckman Coulter, Inc.  This quarterly report on Form 10-Q also contains trademarks and trade names of other companies.

i

Part I.             Financial Information

ITEM 1.          FINANCIAL STATEMENTS.

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$32,065	$25,645
Marketable securities	63,789	46,765
Accounts receivable, net	31,052	36,867
Inventories, net	36,402	37,077
Deferred income taxes	7,432	7,432
Other current assets	5,935	7,081
Total current assets	176,675	160,867
Property, equipment and leasehold improvements, net	123,067	111,135
Patents and license rights, net	5,261	5,484
Deferred income taxes	3,668	3,668
Deposits and other assets	2,990	2,361
	$311,661	$283,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,437	$18,662
Accrued employee expenses	10,200	11,008
Current portion of equipment financing notes	6,062	5,749
Income taxes payable	6,315	4,401
Other current liabilities	8,855	6,253
Total current liabilities	46,869	46,073

Equipment financing notes	15,518	15,292
Other long-term liabilities	1,995	1,813

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 40,000 shares authorized; 16,822 and 16,419 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	168	164
Additional paid-in capital	138,616	125,013
Accumulated other comprehensive income, net of related tax effect of $(90) and $(53) at March 31, 2005 and December 31, 2004, respectively	629	1,086
Retained earnings	107,866	94,074
Total stockholders’ equity	247,279	220,337
	$311,661	$283,515

Note:                   The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$70,496	$56,698
Contract revenues	1,350	979
Total revenues	71,846	57,677

Operating expenses:
Cost of product sales	20,240	19,742
Selling, general and administrative	18,557	15,883
Research and development	10,768	7,488
License and patent disputes	209	—
Total operating expenses	49,774	43,113

Operating income	22,072	14,564

Interest and other income, net	59	194

Income before provision for income taxes	22,131	14,758
Provision for income taxes	(8,339)	(5,813)

Net income	$13,792	$8,945

Net income per share:
- Basic	$0.83	$0.57
- Diluted	$0.76	$0.55

Shares used in calculating per share amounts:
- Basic	16,687	15,628
- Diluted	18,226	16,366

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$13,792	$8,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,030	3,079
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(171)	(156)
Accounts receivable	5,815	(1,446)
Inventory	675	345
Other current assets	1,185	(549)
Income taxes	7,825	5,533
Accounts payable	(3,225)	4,765
Other current liabilities	1,794	(490)
Long-term liabilities	239	377
Foreign currency translation	(401)	(574)
Net cash provided by operating activities	31,558	19,829

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	9,889	3,750
Purchase of marketable securities	(26,892)	(3,527)
Purchase of property, equipment and leasehold improvements	(15,601)	(10,430)
Patents, license rights, deposits and other assets	(763)	(11)
Net cash used in investing activities	(33,367)	(10,218)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	2,007	2,546
Principal payments under financing obligations	(1,468)	(1,184)
Proceeds from issuance of stock under stock plans, net	7,690	263
Net cash provided by financing activities	8,229	1,625

Increase in cash and cash equivalents	6,420	11,236

Cash and cash equivalents at beginning of period	25,645	19,537
Cash and cash equivalents at end of period	$32,065	$30,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$253	$229
Income taxes paid	$446	$262
Income tax benefit of disqualifying dispositions of stock	$5,911	$54

See accompanying notes.

BIOSITE INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  We have experienced significant quarterly fluctuations in our operating results and expect that these fluctuations in sales, expenses and operating results may continue.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

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

Shares used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	16,687	15,628
Net effect of dilutive common share equivalents using the treasury stock method	1,539	738
Shares used in calculating per share amounts – Diluted	18,226	16,366

3.         STOCK-BASED COMPENSATION

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations in accounting for our stock-based compensation.  Stock options issued to non-employees are recorded at their fair value as determined in accordance with Statement of Financial Accounting Standards, or FAS, Statement No. 123, Accounting for Stock-based Compensation, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services, and are periodically remeasured as the stock options vest.

Adjusted pro forma information regarding net income is required by Statement No. 123 and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  The weighted average fair value of options granted during the three months ended March 31, 2005 and 2004 were $41.78 and $21.34, respectively.  The fair value for these options was estimated at the date of grant using the Black-Scholes method for the three months ended March 31, 2005 and 2004:

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the vesting periods of the granted options.  Our adjusted pro forma information is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income, as reported	$13,792	$8,945
Pro forma FAS 123 compensation expense (net of tax)	(4,738)	(5,031)
Adjusted pro forma net income	$9,054	$3,914

Adjusted pro forma basic net income per share	$0.54	$0.25
Adjusted pro forma diluted net income per share	$0.50	$0.24

The pro forma effects on net income for the three months ended March 31, 2005 and 2004 are not likely to be representative of the effects on reported net income or loss in future quarters or years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

4.   BALANCE SHEET INFORMATION

Net inventories consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Raw materials	$11,861	$12,852
Work-in-process	13,749	14,242
Finished goods	10,792	9,983
	$36,402	$37,077

5.         COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires that the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income.  As adjusted, our comprehensive income is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$13,792	$8,945
Change in unrealized net gain (loss) on marketable securities, net of tax	(56)	(4)
Foreign currency translation gain (loss)	(401)	(574)
Comprehensive income	$13,335	$8,367

6.         EFFECT OF NEW ACCOUNTING STANDARDS

Share-based Payments

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123 (revised 2004), or Statement 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in Statement No 123(R) is similar to the approach described in Statement No 123.  However, Statement No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement No 123(R) must be adopted no later than January 1, 2006.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement No 123(R) on January 1, 2006.  Statement No 123(R) permits public companies to adopt its requirements using one of two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No 123 for all awards granted to employees prior to the effective date of Statement No 123(R) that remain unvested on the effective date.

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the two different methods for the adoption of Statement No 123(R) and have not determined which of the two methods we will adopt.

As permitted by Statement No 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement No 123(R)’s fair value method will have a material impact on our result of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement No 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No 123(R) in prior periods using the Black-Scholes valuation model, the impact of that standard would have approximated the impact of Statement No 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 above.  Statement No 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5.6 million, $7.9 million, and $600,000 in 2004, 2003 and 2002, respectively.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements that involve risks and uncertainties, including: the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; the outcome of ongoing litigation between us and Roche Diagnostics Corporation and others; potential contract disputes or patent conflicts; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to obtain regulatory approvals and complete other clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under “Risk Factors” and throughout our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Quarterly Report on Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

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

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We have a distribution agreement with Fisher that extends through December 31, 2005.  Sales to Fisher represented 84% of our product sales in the first quarter of 2005 and 86% of our product sales for the full year 2004.  We primarily utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.

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

Our total revenues for the first quarter of 2005 were $71.8 million, representing a 25% increase over the same period of 2004.  This growth resulted largely from increased sales of our Triage BNP Test products, which are primarily used to aid in the diagnosis of CHF.  Our meter-based Triage BNP Test, launched domestically in January

2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  In December 2003, we received clearance from the United States Food and Drug Administration, or FDA, to market our Triage BNP Test for Beckman Coulter® Immunoassay Systems and began selling the product in the United States in January 2004.  As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter Inc.’s automated immunoassay systems.

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

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts.  We may not be able to maintain profitability in the future.  Some of the risks and uncertainties associated with our business and future operating results are discussed below in the sections entitled “Risk Factors” and “Liquidity and Capital Resources.”

Recent Developments

Triage Stroke Panel

In December 2004, we filed a Premarket Approval Application, or PMA, with the FDA for the approval of our Triage Stroke Panel.  In April 2005, we received a letter from the FDA indicating that the PMA for our Triage Stroke Panel is on hold pending submission of additional information.  The letter further states that the issues raised need to be resolved before the FDA can complete its review, otherwise the PMA in its current form would be considered not approvable.

New Products

During the first quarter of 2005, we launched two new products: the Triage D-Dimer Test and the Triage TOX Drug Screen with Acetaminophen.  The Triage D-Dimer Test aids in the assessment and evaluation of patients suspected of having thromboembolic events, including pulmonary embolism and deep vein thrombosis, which are common and potentially lethal conditions.  The Triage TOX Drug Screen with Acetaminophen is the first rapid, point-of-care drug screen to test for the qualitative detection of acetaminophen in urine.

Critical Accounting Policies Involving Management Estimates and Assumptions

There were no significant changes in our critical accounting policies or estimation methods from those at December 31, 2004.

Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

Product Family	Three Months Ended March 31,		$$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004

Cardiovascular products:
Triage BNP Test products	$49,771	$39,152	$10,619	27%
Triage Cardiac Panel	5,985	5,490	495	9%
Triage Cardio ProfilER and Profiler SOB	1,946	460	1,486	323%
Triage D-Dimer	131	—	131	N/A
Triage MeterPlus products	776	905	(129)	(14)%

Other products:
Triage Drugs of Abuse Panel and TOX Drug Screen products	10,283	9,315	968	10%
Triage Microbiology products	1,604	1,376	228	17%
Total Product Sales	$70,496	$56,698	$13,798	24%

Product sales for the three months ended March 31, 2005 were $70.5 million, representing an increase of 24%, compared with $56.7 million for the same period of 2004.  The $13.8 million increase in total product sales consisted primarily of $13.7 million of product sales growth resulting from an increase in sales volume.  Growth in the sales volume of our Triage BNP Tests represented 82% of the product sales growth resulting from an increase in sales volume.

As a result of significant fluctuations in customer demand, manufacturing inefficiencies, product improvement efforts and new product scale-up activities, inventory levels of our products have been and in the future may be below or above targeted stocking levels.  We adjust our manufacturing capacity by both adjusting our production activities and the number of production shifts we operate, as well as through the implementation of additional manufacturing equipment.  This allows us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels.  Product sales to our distributors in future periods will be impacted as we and our distributors attempt to adjust distributors’ inventories to targeted stocking levels and as we seek to improve our effectiveness and efficiency in adjusting our manufacturing output and capacity.  Our product sales are also impacted by the buying patterns of our distributors and other customers.  Additionally, we believe that our products are subject to some seasonality in their use.  Higher utilization rates of our Triage BNP Tests may be due to a higher number of emergency department, or ED, visits by patients exhibiting shortness of breath, a symptom of congestive heart failure and the flu.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Test products, as well as additional users within the hospitals.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER™ Panel, Triage Profiler Shortness of Breath™, Triage D-Dimer Test, and Triage MeterPlus, totaled $58.6 million for the three months ended March 31, 2005, as compared with $46.0 million for the same period of 2004.  The product sales growth of our cardiovascular products of 27% was primarily due to growth in sales volume of our Triage BNP Tests, partially offset by a decline in the average sales price.  Our product sales growth rate for our Triage BNP Tests in future periods may be lower than in the past periods because of increased competition from alternative tests and testing platforms that aid in the diagnosis of CHF.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Tests may continue to decline.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $11.9 million for the three months ended March 31, 2005, as compared to $10.7 million for the same period of 2004.  The increase in sales of these products was primarily due to the $1.2 million growth in sales volume of our Triage TOX Drug Screen, which was partially offset by a decrease in sales volume of the Triage

Drugs of Abuse Panel.  We believe that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three months ended March 31, 2005 were $1,350,000, compared with $979,000 for the same period of 2004.  Contract revenues recognized during the first quarters of 2005 and 2004 consisted primarily of research funding. During each of the first quarters of 2005 and 2004, we recognized $750,000 of research funding from an alliance with Medarex Inc., which expires in 2008.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenue, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $2.4 million for the first quarter of 2005, compared with $1.4 million for the same period of 2004. These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales.  Gross profit from product sales increased 36% to $50.3 million for the three months ended March 31, 2005 from $37.0 million for the same period of 2004.

The $13.3 million increase in gross profit from product sales consisted of $9.0 million attributable to product sales growth, and $4.3 million resulting from changes in the gross margins of our products.  For the first quarter of 2005 and 2004, the gross margins for our cardiovascular products were 70% and 65%, respectively, while our gross margins for our Triage Drugs of Abuse Panel, Triage TOX Drug Screen and other products were 78% and 65%, respectively.  Sales of our cardiovascular products represented 83% and 81% of our product sales for the three months ended March 31, 2005 and 2004, respectively.  Our overall gross margin for the three months ended March 31, 2005 was 71%, as compared to 65% for the same period of 2004.  The increase in the overall gross margin was primarily due to greater manufacturing efficiencies generated primarily from higher production volumes and manufacturing output for products sold in the first quarter of 2005 compared with the same period of 2004.

Our cardiovascular products have, and are expected to continue to realize, lower gross margins than our Triage Drugs of Abuse Panel.  Although our gross profits may continue to grow, we expect our overall gross margin to fluctuate as a result of the changing mix of products sold with different gross margins, changes in our manufacturing processes or costs and competitive pricing pressures.  Any new products that we successfully develop, acquire and sell may change our future gross margins.  Manufacturing inefficiencies, including inefficiencies experienced as we attempt to increase or decrease our manufacturing capacity, production volumes and manufacturing output will also impact our gross margins.  Our manufacturing overhead costs are spread over the changing production volumes manufactured during a quarter on a first in, first out basis.

We also expect that our fixed occupancy costs will significantly increase as we transition our manufacturing operations to our new corporate complex, which has a much larger manufacturing space than our existing facilities.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses during the period of time we transfer our operations to the new corporate complex as we will transfer our operations in stages over a three to six month period.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses increased 17% to $18.6 million for the three months ended March 31, 2005 from $15.9 million for the same period of 2004.  At March 31, 2005, our headcount for sales, marketing and administrative functions totaled 331 employees, compared with 275 at March 31, 2004.  The increase in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, and administrative support.  The expansion of our direct sales, marketing and distribution operations in Europe resulted in an increase in SG&A expenses of $1.4 million in first quarter of 2005 compared to the same period of 2004.  We began direct sales, marketing and distribution in certain European countries at different dates from July 2003 to June 2004, and we are continuing to scale-up our direct operations in Europe.  In the United States, employee-related expenses increased approximately $400,000 and travel and entertainment expenses increased approximately $685,000, compared to the same period of 2004, as a result of growth in sales activities, marketing activities and general administrative resources.

We expect SG&A expenses in 2005 to be higher than in 2004, as we continue to increase our sales, marketing, clinical education, technical service and general administration resources in the United States, as well as continue to build our direct sales, distribution and administrative infrastructure in Europe.  We also expect other non-personnel-related costs, including sales and marketing program activities for our new products, to grow as our overall operations grow.  The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.  SG&A expenses are also expected to increase due to costs associated with our move from our existing facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at the new corporate complex and, for a period of time, occupancy costs of both facilities.

Research and Development Expenses.  Research and development, or R&D, expenses increased 44% to $10.8 million for the three months ended March 31, 2005 from $7.5 million for the same period of 2004.  The increase in R&D expenses consisted primarily of a $1.1 million increase in employee expenses, an increase in consultant, clinical studies and patent-related expenses, including involvement in pending interference and opposition proceedings, totaling approximately $700,000, an increase in license fees of $640,000, and an increase in expenses for supplies used in our R&D activities of $475,000.  During the first quarter of 2005, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new ACS panel and other diagnostic products for critical health conditions such as sepsis and abdominal pain.  We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

We expect R&D expenses in 2005 to be higher than in 2004 and to relate primarily to:

•                  product development efforts, including the development of potential diagnostic products for ACS, stroke, sepsis and abdominal pain;

•                  clinical studies, including studies associated with potential diagnostic products for stroke and ones related to the exploration and validation of other potential uses for our Triage BNP Tests;

•                  engineering development programs intended to miniaturize the Triage MeterPlus Platform and automate and improve manufacturing processes;

•                  manufacturing scale-up for potential new products, including the Triage Profiler CP™ and Triage Stroke Panel;

•                  costs associated with FDA submissions for the Triage Stroke Panel, Triage Profiler CP Panel and other products under development;

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

License and Patent Disputes.  Expenses associated with license and patent disputes incurred for the three months ended March 31, 2005 totaled $209,000.  We did not incur any such expenses during the same period in 2004.  The expenses consisted of legal costs related to two lawsuits involving Roche Diagnostics Corporation and several of its affiliates.  In November 2004, Roche Diagnostics Corporation and certain of its affiliates filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates.  We believe these allegations of infringement are without merit and we intend to vigorously contest these claims.  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite. The patents relate to methods for the measurement of cardiac troponin forms.  We believe that our claims have merit and we intend to vigorously pursue their prosecution.  We expect expenses for license and patent disputes to be significantly higher in 2005 than in 2004 due to the ongoing costs associated with both lawsuits.

Interest and Other Income, Net.  Interest and other income, net was $59,000 and $194,000 for the three months ended March 31, 2005 and 2004, respectively.  The decrease resulted primarily from net losses on receivables and payables denominated in foreign currencies of $147,000 during the three months ended March 31, 2005 compared with net gains of $12,000 in the same period of 2004.

Provision for Income Taxes.  As a result of the pre-tax income and the estimated tax credits and other permanent differences between our reported and tax results in 2005, we recorded a provision for income taxes of $8.3 million for the first three months of 2005, or an effective tax rate of 37.7%.  For the same period in 2004, we recorded a provision for income taxes of $5.8 million, or an effective tax rate of 39.4%.  We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

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

Our historical cash outflows have primarily been associated with:

•      cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and R&D activities and other working capital needs; and

•      expenditures related to equipment and leaseholds used to increase our manufacturing capacity, improve our manufacturing efficiency and expand our research and development activities.

Other factors that impact our cash inflow and outflow include:

•      We have experienced gross margins of greater than 65% in each of the last three years.  As our product sales have increased significantly since 2001, our gross profits have increased significantly as well, providing us with an increasing source of cash to finance our expansion of our operations; and

•      Fisher, which represented 86% of our product sales in 2004, has historically been a timely and predictable payor of its outstanding accounts receivable.  Our current distribution agreement with Fisher will expire December 31, 2005.

As of March 31, 2005, we had cash, cash equivalents and marketable securities of $95.9 million compared with $72.4 million as of December 31, 2004.  The increase in cash, cash equivalents and marketable securities during the first quarter of 2005 was largely attributable to cash generated from operating activities, for which the sales volume growth of our Triage BNP Tests was the primary driver.  Additionally, we generated $7.7 million in cash from proceeds from the issuance of shares under our stock plans as well as tax deductions related to disqualifying dispositions of shares by employees during the first quarter of 2005.  We believe the increased activity related to the exercise of stock options and participation in our employee stock purchase plan by employees was driven by increases in the market price of our common stock.  Future proceeds from exercise of stock options and our employee stock purchase plan will depend primarily upon the behavior, expectations and needs of the stock option holders and our stock price.  The primary cash outflow during the three months ended March 31, 2005 was cash used for the construction of our new corporate complex.

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  Through March 31, 2005, we have expended an additional $57.9 million for the design and construction of the new corporate complex.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase is estimated to be approximately $107 million.  We plan to finance the construction of the complex using available cash balances and utilize debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the buildings in the first phase of construction to be completed during the second and third quarters of 2005 and do not anticipate expanding our operations to the new facility prior to that time.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, during the period in which we transfer our operations to the new corporate complex as we will transfer our operations in stages.

Our primary short-term needs for capital, which are subject to change, include:

•                  the remaining construction costs in the first phase of the new corporate complex, which we estimate to be approximately $21 million payable in the second and third quarters of 2005;

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

For 2005, we plan to spend approximately $38.4 million in cash for capital expenditures primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment.  We intend to use our currently available cash and cash expected to be generated from operating activities to address our capital requirements.  We expect that the performance of our product sales and the resulting gross profits will significantly impact our cash management decisions.  If our product sales and gross margins exceed our expectations, we may choose to invest the additional cash in the above projects and other activities we believe appropriate.  We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.  As of March 31, 2005, we had an equipment financing line of credit with a financial institution for $10.0 million, of which $7.6 million was available for future borrowings.  The line of credit expires on September 30, 2005.

We believe that our available cash, cash from operations, proceeds from the issuance of stock under our stock plans and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except in the event that we determine to accelerate the development and/or construction of the remaining phases of our corporate complex.  We have used available cash balances to purchase the land for our new corporate complex and pay for the design and construction costs to date.  For the remainder of the construction costs, we plan to use our available cash and utilize debt financing, if necessary.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

•                  regulatory changes, uncertainties or delays;

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

Risk Factors

This Quarterly Report on Form 10-Q includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See “Forward-looking Statements” above.  Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

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

We believe that our revenue growth and profitability will substantially depend upon our ability to continue to achieve a growing level of market acceptance and sales of our newer products, such as the Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test and subject to obtaining appropriate regulatory approvals, our products currently under development, such as our Triage Stroke Panel and our Triage Cardiac CP Panel.  Our revenues will also depend on our effectiveness in transitioning to and operating a direct sales and distribution model in certain international countries, as well as our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant additions in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  We are also making significant investments in developing and penetrating new markets in the United States such as the physician office segment.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

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

We are making significant investments in research and development of potential new products, including the development of diagnostic products for stroke, ACS, sepsis and abdominal pain, and in expanded uses of our existing products.  The successful development of some of our new products will depend on the development of new technologies.  We are also making significant investments in processes and equipment to improve our manufacturing efficiency and capacity in anticipation of new products and revenue growth, as well as constructing our new corporate complex.  Our revenue growth and profitability are impacted by all of these investments.  We are required to undertake time consuming and costly development activities and seek regulatory approval for potential new products and for the potential new uses of existing products.  Products that appear promising during product development and preclinical studies, including our Triage Stroke Panel, may not demonstrate clinical study results needed to support regulatory approval, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  We will be harmed if we are unable, for technological or other reasons, to:

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

Product sales of our Triage BNP Tests represented 71% of our product sales in the first quarter of 2005 and 69% in the same period in 2004.  Our Triage BNP Tests are currently two of several FDA-cleared tests used to aid in the diagnosis of CHF.  Bayer, Dade Behring, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Scios, Inc., from which we licensed the technology and patents related to our Triage BNP Tests in 1996, was acquired by Johnson & Johnson in April 2003.

We have, and continue to, experience competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers who wanted to utilize an automated immunoassay system for BNP testing.  After initiating sales outside of the United States in November 2003, Abbott Laboratories began selling a BNP test in the United States during the first quarter of 2004.  Dade Behring began selling a NT-pro BNP diagnostic product in September 2004.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Tests.  This risk of competition may increase as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche is offering for license.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Tests may decline, which may adversely impact our product sales, gross margins and our overall financial results.

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

We are dependent on key distributors and have limited direct distribution experience.  If any of our distribution relationships are terminated, or our distributors fail to adequately perform, our operating expenses will increase and our product sales will decrease.

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 84% of our product sales in the first quarter of 2005 and 86% for the full year 2004.  We have a distribution agreement with Fisher that expires on December 31, 2005, and automatically renews for an additional one year term unless a notice of non-renewal is delivered by either party.  We distribute products in the United States physician office market primarily through PSS and Henry Schein.  Internationally, we distribute products through country-specific and regional distributors, as well as through our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales in that market.

If any of our distribution or marketing agreements are terminated or expire, and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we will have to invest in additional sales, marketing and administrative resources, including additional field account executives and customer support resources, which would significantly increase our future expenses.  For instance, if we distribute our products directly to customers, we will need additional headcount and incur additional expenses relating to customer order processing and servicing, warehousing, shipping, billing and collections that our distributors currently bear.  We may also need to invest in additional capital equipment, third-party services and facilities in order to administer the logistics of direct distribution.  Changes in the distribution of our products may also result in contract termination fees, transition related expenses, disruption of our business, increased competition and lower product sales and operating profits.  In addition, following the expiration or termination of any distribution agreement, a former distributor may attempt to compete directly with us by offering our end-user customers other competitive products.  We have limited experience in direct sales, marketing and distribution of our products, both domestically and internationally.  Our direct sales, marketing and distribution efforts may not be successful and we may not be able to successfully transition from a distributor model to a direct sales model.  Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all.  A failure to enter into acceptable distribution agreements or our failure to successfully market our products or implement the logistics associated with direct product distribution to our customers would have a material adverse effect on us.

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

We are unable to verify the inventory levels of our international distributors and only have limited visibility over the inventory levels of our products at Fisher or our other domestic distributors.  While we attempt to assist Fisher in maintaining targeted stocking level of our products, we may not consistently be accurate or successful.  Attempting to assist Fisher in maintaining targeted stocking levels of our products involves the exercise of judgment and use of assumptions as to future uncertainties including end-user customer demand and, as a result, actual results could differ from our estimates.  Inventory levels of our products held by distributors may exceed or fall below the levels we consider desirable on a going-forward basis, which may harm our future financial results due to unexpected buying patterns of our distributors or our inability to efficiently manage or invest in internal resources, such as manufacturing capacity, to meet the actual demand for our products.  In addition, if we assume direct distribution in any territory following the expiration or termination of a distribution agreement for that territory, it is likely that our product sales in that territory will decrease as our prior distributor sells its remaining inventory of our products.

The regulatory approval and compliance process is expensive, time consuming and uncertain.  As a result, we may not obtain required approvals for the commercialization of our products, or previously acquired approvals may be rescinded.

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities worldwide, principally the FDA in the United States and corresponding foreign regulatory agencies.  Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products.  Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and cost of obtaining approvals difficult to predict.

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification, or 510(k), or through approval of a PMA.  The 510(k) clearance process requires us to demonstrate that our new product is substantially equivalent to a medical device first marketed in interstate commerce prior to May 1976, the enactment date of the Medical Device Amendments.  It generally takes from three to six months from submission to obtain 510(k) clearance, but it may take longer or 501(k) clearance may not be obtained at all.  The FDA may determine that a new proposed device is not substantially equivalent to a device first marketed in interstate commerce prior to May 1976 or that additional information is needed before a substantial equivalence determination can be made.  A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category.  The PMA approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval of a PMA application has been sought by other companies have never been approved for marketing.  It generally takes from six to eighteen months from submission to obtain PMA approval, but it may take longer or PMA approval may not be obtained at all.

In October 2004, we filed a 510(k) with the U.S. FDA seeking clearances for the Triage Profiler CP Panel.  The Triage Profiler CP Panel incorporates a proprietary MultiMarker Index™ algorithm which analyzes information from all four markers on the panel and presents a single composite index result.  Given the proprietary MultiMarker Index algorithm used in the calculation of the composite result, the FDA determined that the device is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore classified the device by statute into Class III (Premarket Approval).  We believe that the FDA’s decision to request that we file a PMA in no way reflects on the quality of the data we previously submitted, or on the perceived diagnostic utility of the MultiMarker Index algorithm.  Rather, we believe that the FDA’s decision was based on the fact that the Triage Profiler CP Panel has new technological characteristics that may not be generally used in medical practice today.  We are working with the FDA to build on the clinical data we previously submitted and to conclude the appropriate regulatory pathway for this potential product.

For devices that are cleared through the 510(k) Premarket Notification process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new submissions.  We have made modifications to some of our products since receipt of initial 510(k) clearance.  With respect to several of these modifications, we filed new 510(k)s describing the modifications and have received FDA 510(k) clearance. We made other modifications to some of our products that we believe do not require the submission of new 510(k)s. There can be no assurance, however, that the FDA would agree with any of our determinations not to submit, or would not require us to submit, a new 510(k) or PMA for any of these modifications made to our products.  If the FDA requires us to submit a new 510(k) for any device modification, we may be prohibited from marketing the modified products until the new submission is cleared by the FDA.

We submitted a PMA application for our Triage Stroke Panel in December 2004.  In April 2005, we received a letter from the FDA indicating that the PMA submitted in 2004 for our Triage Stroke Panel is on hold pending submission of additional information.  The letter further states that the issues raised need to be resolved before the FDA can complete its review, otherwise the PMA in its current form would be considered not approvable.

We are also subject to the regulatory approval and compliance requirements for each foreign country to which we export our products.  In the European Union, a single quality system and regulatory approval process has been created, and approval is represented as ISO certification and CE marking, respectively.

Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other agencies.  Our manufacturing facilities and those of our contract manufacturers are, or can be, subject to periodic regulatory inspections by the FDA and other federal, state and other regulatory agencies.  Noncompliance with applicable laws and requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.  The FDA has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us that is deemed to be unsafe.  The FDA also administers certain controls over the export of medical devices from the United States.  We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.  Changes in existing requirements or adoption of new laws or requirements could have a material adverse effect on our business, financial condition and results of operation.  We may incur significant costs to comply with laws and regulations.

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

Regulatory agencies have made, and continue to make, changes in their approval and compliance requirements and processes.  We cannot predict what, how or when these changes will occur or what effect the changes will have on the regulation of our products.  Any new regulations may impose additional costs or lengthen review times of our products.  We may not be able to obtain necessary worldwide regulatory approvals or clearances for our products on a timely basis, if at all.  Delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on sole-source suppliers for our products.  A supply interruption would harm us.

Sole-source vendors provide some key components and raw materials used in the manufacture of our products.  Any supply interruption in a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented and, as a result, would have a material adverse effect on us.  In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with our manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products.  We have products under development that, if developed and subject to obtaining appropriate regulatory approvals, may require us to enter into additional supplier arrangements or implement alternative manufacturing processes.  We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all.  We also may not be able to implement alternative manufacturing processes that are effective and cost efficient, or at all.  Failure to obtain a supplier on acceptable terms, or at all, or the implementation of alternative processes for the manufacture of our future products, if any, could increase our manufacturing costs or limit our production capacity for one or more of our products, which would have a material adverse effect on us.

For example, we rely upon LRE for production of the fluorometer that is used with our Triage MeterPlus Platform products, which include the rapid Triage BNP Test, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage TOX Drug Screen and other products currently under development.  In addition, we rely on Beckman Coulter to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems for us.  If these or any other sole-source suppliers are unable or unwilling to manufacture sufficient quantities of the relevant items that meet our quality standards, we would be required to identify and qualify alternative suppliers.  Although we generally maintain safety stock inventory levels of these items, which would allow us some time to identify and qualify alternative suppliers, a delay or inability to identify and qualify alternative suppliers may materially and adversely affect:

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

In November 2004, Roche Diagnostics Corporation, together with several of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division, alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates.  We believe these allegations of infringement are without merit and we intend to vigorously contest these claims.  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California, alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite.  These patents relate to methods for the measurement of cardiac troponin forms.  We believe that our claims have merit and we intend to vigorously pursue their prosecution.

We may not be successful in transitioning from the use of distributors in international markets to directly selling our products in those markets, which may result in lower product sales and higher expenses.

Until recently, we sold all of our products internationally through independent distributors.  We transitioned to a direct sales and distribution model in France and Germany in 2003 and in Belgium, Luxembourg, the United Kingdom and Italy in 2004.  Over the next few years, we may transition the distribution of our products in some additional international countries to a direct sales and distribution model.  In any country in which we transition to a direct sales and distribution model, we will need to make investments in facilities, resources and personnel.  In addition, we will assume additional administrative expenses to manage our operations in those countries.  We may also incur expenses associated with the termination of our existing distribution arrangements in those countries.  We have limited experience in managing operations outside of the United States and in direct sales, marketing and distribution of our products in international markets.  If we are not successful in implementing direct sales and distribution in countries where we elect to do so, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

Our international sales and operations may be harmed by political, social or economic changes, or other factors.

Export sales to international customers amounted to $9.3 million for the first quarter of 2005 and $26.0 million for the full year 2004.  Since 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand these operations into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

In the United States, healthcare providers that purchase our products and other diagnostic products generally rely on third-party payors to reimburse all or part of the cost of the procedure.  In international markets, reimbursement and healthcare payment systems vary significantly by country, and include both government sponsored healthcare and private insurance.  Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided by such payors for laboratory testing services.  Third-party payors are increasingly scrutinizing and challenging the prices charged for both existing and new medical products and services.  Lower than expected or decreases in reimbursement amounts for tests performed using our products may decrease amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect our ability to sell our products to the physicians at prices we target.  Third-party reimbursement and coverage may not be available or adequate in either U.S. or foreign markets, current reimbursement amounts may be decreased in the future and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our products or our ability to sell our products on a profitable basis.

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

On January 24, 2003, the Centers for Medicare and Medicaid Services, or CMS, publicly issued a final QC rule under CLIA, which went into effect on April 24, 2003.  On January 12, 2004, CMS published updated Interpretive Guidelines for CLIA-regulated laboratories.  We are working with CMS and our customers to evaluate the new Interpretive Guidelines and assist our customers in complying with any provisions, including QC requirements, that may be new.  CMS has stated that the first two-year survey cycle of clinical laboratories will be an “educational” one, especially with respect to new requirements of the new Interpretive Guidelines.

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

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase is estimated to be approximately $107 million, of which we have incurred approximately $86 million through March 31, 2005.  We have funded and currently plan to continue to finance the construction of the complex using available cash balances, and may utilize debt financing, if necessary.  We may not be able to obtain financing on commercially reasonable terms or at all.  We expect the buildings in the first phase of construction to be completed in the second and third quarters of 2005 and do not anticipate expanding our operations to the new facility prior to that time.  We expect our occupancy costs to increase primarily due to increased square footage.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell all or a portion of the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, during the period in which we transfer our operations to the new corporate complex as we will transfer our operations in stages.

Recently, the San Diego Airport Authority issued a draft of proposed changes to land uses, such as restrictions on maximum building heights, personnel densities and hazardous materials storage, in areas surrounding airports throughout San Diego County.  Several of these changes, if approved, could potentially negatively impact our ability to construct our corporate complex as we currently plan.  In that case, we may need to alter our development plans for the remainder of our corporate complex.  However, any such regulatory changes are still in the early stages and it is not possible for us to predict whether any changes will be adopted or implemented, and whether such changes could adversely impact our corporate complex.

All of our existing office and laboratory leases in the United States will expire during 2005.  In the event of any delays in the construction or completion of our new corporate complex, we may not be able to extend these existing leases on acceptable terms or at all and we may not be able to find acceptable alternative facilities.  This and other consequences of any delay in the construction or completion of our new corporate complex may significantly disrupt our business, increase our operating expenses and reduce our productivity, which could harm our financial results.

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

At March 31, 2005, we had approximately $135.0 million of long-lived assets, including $30.5 million of land, $55.7 million of building construction-in-progress, $1.5 million of leasehold improvements, $35.5 million of equipment, furniture and fixtures, $3.7 million of deferred taxes and $8.3 million of capitalized license rights and other assets.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  In San Diego, we lease 10 buildings with leases that expire between June 2005 and December 2005.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Additionally, we may determine that certain equipment, furniture and fixtures will not be used at our new corporate complex.  Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of March 31, 2005, we had approximately $11.1 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of shares issued under our stock plans.

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

•                  regulatory changes, uncertainties or delays;

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

We may not be able to manage our growth, and we may experience constraints or inefficiencies caused by unanticipated acceleration and deceleration of customer demand.

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

If we lose our key personnel or are unable to attract and retain additional personnel, we may not be able to manage our business, pursue collaborations or develop our own products.

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

The testing, manufacturing and marketing of medical diagnostic products entails an inherent risk of clinical and product liability claims.  Our launch of new products, subject to obtaining appropriate regulatory approvals, to assist in the diagnosis of other indications, such as stroke, sepsis and abdominal pain, may further increase our risk of these claims.  Potential clinical and product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy.  In the future, our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all.  In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, our liabilities could exceed our total assets.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.  For example, changes have been approved by the Financial Accounting Standards Board, or FASB, that require that, beginning January 1, 2006, we record compensation expense in our statements of income for equity compensation instruments, including employee stock options, using the fair value method.  Although there will be no change in our total cash flows, our reported financial results beginning in the first quarter of 2006 will be negatively and materially impacted by this accounting change.  Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-K including an assessment by management of the effectiveness of those internal controls over financial reporting.  In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.  How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors are applying these new requirements and testing companies’ internal controls, remain subject to some uncertainty.  We expect that our internal controls will continue to evolve as our business activities change.  Although we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.  If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the applicable requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified.  This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Since 2003, we have significantly expanded our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated in local currencies and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE in Euros, and we incur employee and other operating costs in foreign currencies.  As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.  In prior years, we have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of March 31, 2005, we had no outstanding forward exchange contracts.  We recognized a net currency exchange loss on foreign currency denominated transactions of $147,000 for the three months ended March 31, 2005 compared to a net gain of $12,000 for the same period of 2004. Significant fluctuations in currency exchange rates may negatively impact our consolidated sales and earnings.

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

•                        political, social or economic conditions and changes in these foreign markets; and

•                        government spending patterns.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the CEO and CFO concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There was no change in our internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 (the “‘609 Patent”) and U.S. Patent 4,816,224 (the “‘224 Patent”), owned by Roche and/or its affiliates (the “Indiana Case”).  Biosite filed an answer and counterclaims to Roche’s complaint in February 2005.  In March 2005, at the mutual request of Biosite and Roche, the Indiana Case was, for purposes of claim construction of the ‘609 Patent only, consolidated-in-part with two other cases filed by Roche against several unrelated parties and pending in the same trial court.  The hearing on this subject of claim construction, which is commonly referred to as a Markman hearing, with respect to the ‘609 Patent is currently scheduled for August 2, 2005.  A Markman hearing with respect to the ‘224 Patent has not been scheduled.  The parties have commenced preliminary discovery with respect to the Indiana Case.  Roche is seeking unspecified monetary damages and injunctive relief, among other remedies.  We believe Roche’s allegations of infringement of the ‘609 Patent and ‘224 Patent are without merit and we intend to vigorously contest these claims.

Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite.  The patents relate to methods for the measurement of cardiac troponin forms.  Roche filed an answer and counterclaims to our complaint in March 2005.  Biosite is seeking unspecified monetary damages and injunctive relief, among other remedies.  We believe our claims have merit and we intend to vigorously pursue their prosecution.

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

10.47 (A)  Biosite Incorporated 409A Nonqualified Deferred Compensation Plan.

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

Dated: May 9, 2005	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Senior Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)