Form 10-Q
period 2005-06-30
BIOSITE INC
filed 2005-08-08
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-21873

BIOSITE INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	33-0288606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9975 Summers Ridge Rd San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at August 1, 2005 was 17,254,653.

BIOSITE INCORPORATED

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures

Biosite®, Triage®, Cardio ProfilER® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated.  Profiler CP™, Profiler Shortness Of Breath™, Profiler SOB™, MultiMarker Index™ and the Company’s logos are trademarks of Biosite Incorporated.  Beckman Coulter® is a registered trademark of Beckman Coulter, Inc.  This quarterly report on Form 10-Q also contains trademarks and trade names of other companies.

i

Part I.	Financial Information

ITEM 1.	FINANCIAL STATEMENTS

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par values)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$58,600	$25,645
Marketable securities	60,863	46,765
Accounts receivable, net	26,579	36,867
Inventories, net	33,807	37,077
Deferred income taxes	7,432	7,432
Other current assets	4,040	7,081
Total current assets	191,321	160,867
Property, equipment and leasehold improvements, net	132,953	111,135
Patents and license rights, net	5,040	5,484
Deferred income taxes	3,668	3,668
Deposits and other assets	3,081	2,361
	$336,063	$283,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,013	$18,662
Accrued employee expenses	11,010	11,008
Current portion of equipment financing notes	6,084	5,749
Income taxes payable	5,618	4,401
Other current liabilities	8,362	6,253
Total current liabilities	44,087	46,073

Equipment financing notes	13,980	15,292
Other long-term liabilities	2,110	1,813

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 60,000 shares authorized; 17,222 and 16,419 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	172	164
Additional paid-in capital	153,865	125,013
Accumulated other comprehensive income, net of related tax effect of $(67) and $(53) at June 30, 2005 and December 31, 2004, respectively	11	1,086
Retained earnings	121,838	94,074
Total stockholders’ equity	275,886	220,337
	$336,063	$283,515

Note:      The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$71,898	$58,761	$142,394	$115,459
Contract revenue	1,866	1,101	3,216	2,080
Total revenues	73,764	59,862	145,610	117,539

Operating expenses:
Cost of product sales	23,015	19,595	43,255	39,337
Selling, general and administrative	18,515	15,673	37,072	31,556
Research and development	10,192	8,336	20,960	15,824
License and patent disputes	343	—	552	—
Total operating expenses	52,065	43,604	101,839	86,717

Operating income	21,699	16,258	43,771	30,822

Interest and other income, net	515	186	574	380

Income before provision for income taxes	22,214	16,444	44,345	31,202
Provision for income taxes	(8,242)	(6,468)	(16,581)	(12,281)

Net income	$13,972	$9,976	$27,764	$18,921

Net income per share:
• Basic	$0.82	$0.64	$1.65	$1.21
• Diluted	$0.76	$0.59	$1.52	$1.14

Shares used in calculating per share amounts:
• Basic	16,966	15,699	16,827	15,663
• Diluted	18,343	16,880	18,282	16,635

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$27,764	$18,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,600	8,076
Deferred income taxes	—	(1,400)
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(324)	(265)
Accounts receivable	9,559	7,293
Inventory	3,128	(2,918)
Other current assets	2,930	(1,806)
Income taxes	10,491	4,558
Accounts payable	(5,475)	5,841
Other current and long-term liabilities	2,650	1,886
Other	4	97
Net cash provided by operating activities	58,327	40,283

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	23,166	7,623
Purchase of marketable securities	(36,988)	(6,123)
Purchase of property, equipment and leasehold improvements	(28,653)	(20,350)
Patents, license rights, deposits and other assets	(1,113)	(193)
Net cash used in investing activities	(43,588)	(19,043)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	2,007	6,362
Principal payments under financing obligations	(2,985)	(2,471)
Proceeds from issuance of stock under stock plans, net	19,568	6,166
Net cash provided by financing activities	18,590	10,057

Effect of exchange rate changes on cash and cash equivalents	(374)	(75)

Increase in cash and cash equivalents	32,955	31,222

Cash and cash equivalents at beginning of period	25,645	19,537
Cash and cash equivalents at end of period	$58,600	$50,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$517	$469
Income taxes paid	$5,893	$8,452
Income tax benefit of disqualifying dispositions of stock	$9,287	$1,318

See accompanying notes.

BIOSITE INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  We have experienced significant quarterly fluctuations in our operating results and expect that these fluctuations in sales, expenses and operating results may continue.

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

Certain amounts in the financial statements for the three and six months ended June 30, 2004 have been reclassified to conform to the presentation of the financial statements for the three and six months ended June 30, 2005.

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

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	16,966	15,699	16,827	15,663
Net effect of dilutive common share equivalents using the treasury stock method	1,377	1,181	1,455	972
Shares used in calculating per share amounts – Diluted	18,343	16,880	18,282	16,635

3.   BALANCE SHEET INFORMATION

Net inventories consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)

Raw materials	$11,591	$12,852
Work-in-process	13,725	14,242
Finished goods	8,491	9,983
	$33,807	$37,077

4.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards, or FAS, FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires that the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income.  As adjusted, our comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income	$13,972	$9,976	$27,764	$18,921
Change in unrealized net gain (loss) on marketable securities, net of tax	35	(149)	(21)	(153)
Foreign currency translation gain (loss)	(652)	511	(1,053)	(63)
Comprehensive income	$13,355	$10,338	$26,690	$18,705

5.   STOCK-BASED COMPENSATION

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

Adjusted pro forma information regarding net income is required by FAS No. 123 and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  We changed our fair value option pricing model for all options granted on or after April 1, 2005 from the Black-Scholes model to a binomial model.  The fair value of stock options and purchase rights granted prior to April 1, 2005 was determined using the Black-Scholes model.  We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model.  Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate.  However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the options’ vesting period.  Our pro forma net income and net income per share are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
(net of tax)	2005	2004	2005	2004

Net income, as reported	$13,972	$9,976	$27,764	$18,921
Pro forma FAS 123 compensation expense	(5,285)	(4,241)	(9,729)	(9,273)
Adjusted pro forma net income	$8,687	$5,735	$18,035	$9,648
Adjusted pro forma basic net income per share	$0.51	$0.37	$1.07	$0.62
Adjusted pro forma diluted net income per share	$0.47	$0.34	$0.99	$0.58

The pro forma effects on net income for the three and six months ended June 30, 2005 and 2004 may not be representative of the effects on reported net income or loss in future quarters or years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility and the expected term of the options.  Changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.

6.   EFFECT OF NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FAS No. 123 (revised 2004), or Statement 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123.  However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement No. 123(R) must be adopted no later than January 1, 2006.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement No. 123(R) on January 1, 2006.  Statement No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.   A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date.

2.   A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the two different methods for the adoption of Statement No. 123(R) and have not determined which of the two methods we will adopt.

As permitted by Statement No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a material impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 above.  Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will shift cash flows related to the tax deductions from our net operating cash flows to our net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, the stock option exercise behavior of our employees), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $9.3 million and $1.3 million for the six months ended June 30, 2005 and 2004, respectively and $5.6 million and $7.9 million in 2004 and 2003, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements that involve risks and uncertainties, including: the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; the outcome of ongoing litigation between us and Roche Diagnostics Corporation and others, and the costs associated with that litigation; potential contract disputes or patent conflicts; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to obtain regulatory approvals and complete other clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under “Risk Factors” and throughout our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Quarterly Report on Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

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

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We have a distribution agreement with Fisher that extends through December 31, 2005 and automatically renews for an additional one year term unless a notice of non-renewal is delivered by either party.  Sales to Fisher represented 84% of our product sales in the first half of 2005 and 86% of our product sales for the full year 2004.  We primarily utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.

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

Our total revenues for the first half of 2005 were $145.6 million, representing a 24% increase over the same period of 2004.  This growth resulted largely from increased sales of our Triage BNP Test products, which are primarily used to aid in the diagnosis of CHF.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  In December 2003, we received clearance from the United States Food and Drug Administration, or FDA, to market our Triage BNP Test for Beckman Coulter® Immunoassay Systems and

began selling the product in the United States in January 2004.  As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter, Inc.’s automated immunoassay systems.

Today, our Triage BNP Test products are among several FDA-cleared blood products for use as an aid in the diagnosis of CHF.  These include products from Bayer Healthcare, Dade Behring, Roche Diagnostics and Abbott Laboratories, which offer products based on large, centralized automated testing platforms.  In addition, Abbott Laboratories recently announced that it will offer a BNP test on its i-STAT meter product, which is designed for use at the point-of-care.  We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future. Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

With several diagnostic products commercialized, our focus has expanded to include the search for proprietary disease markers that can potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies with whom we might collaborate.  To that end, in 1999 we launched Biosite Discovery.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, or via our internal research and licensing programs.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.  The discovery of new disease markers and the extension of applications for existing products could enable us to expand our product sales into other healthcare market segments.  Included in contract revenues for the three and six months ended June 30, 2005 are annual maintenance fees on antibodies produced by Biosite that continue to be used in research and development programs of our partners.

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

Recent Developments

Triage Stroke PanelTM

In July 2005, we announced the commercialization of our Triage Stroke Panel in the European Union, with registration pending in other international markets.  The CE marked Triage Stroke Panel is currently not approved for sale in the United States.  The Triage Stroke Panel is a rapid immunoassay intended to aid in the assessment and diagnosis of stroke.  The test uses a small sample of blood to measure multiple biomarkers: BNP, D-dimer, MMP-9, and S100ß.  It is the first commercialized test to incorporate our proprietary MultiMarker Index™ feature, which analyzes information from multiple markers and presents a single composite index result.

Critical Accounting Policies Involving Management Estimates and Assumptions

We have changed our fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after April 1, 2005.  The fair value of stock options and purchase rights prior to April 1, 2005 was determined using the Black-Scholes model.  We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model.  Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate.  However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.  The fair value option pricing model is currently used solely for the calculation of the estimated fair value of the share-based compensation to employees for our adjusted pro forma disclosure contained in Note 5 of the Notes to the Condensed Consolidated Financial Statements set forth in Item 1 of this Quarterly report on Form 10-Q.

There were no other significant changes in our critical accounting policies or estimation methods from those at December 31, 2004.

Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Product Family	2005	2004	2005	2004

Cardiovascular products:
Triage BNP Test products	$49,058	$40,430	$98,829	$79,582
Triage Cardiac Panel	6,439	4,899	12,424	10,389
Triage Cardio ProfilER® and Profiler Shortness of BreathTM Panels	2,226	508	4,172	968
Triage D-Dimer Test	481	—	612	—
Triage MeterPlus products	693	761	1,469	1,665

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	11,341	10,721	21,624	20,037
Triage Microbiology products	1,660	1,442	3,264	2,818
Total Product Sales	$71,898	$58,761	$142,394	$115,459

Product sales for the three and six months ended June 30, 2005 were $71.9 million and $142.4 million, respectively, representing increases of 22% and 23%, respectively, compared to $58.8 million and $115.5 million, respectively, for the same periods of 2004.  The increases in total product sales for the three and six months ended June 30, 2005, compared with the same periods of 2004, consisted primarily of product sales growth resulting from an increase in sales volume of $16.1 million and $30.8 million, respectively, partially offset by a decrease in product sales resulting from lower average selling prices of $3.0 million and $3.9 million, respectively.  Growth in the sales volume of our Triage BNP Tests represented 72% and 77%, respectively, of the product sales growth resulting from an increase in sales volume.

Primarily as a result of significant fluctuations in customer demand, inventory levels of our products have been and in the future may be below or above targeted stocking levels.  We adjust our manufacturing capacity by both adjusting our production activities and the number of production shifts we operate, as well as through the implementation of additional manufacturing equipment.  This allows us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels.  Our product sales are also impacted by the buying patterns of our distributors and other customers.  Additionally, we believe that our products are subject to some seasonality in their use.  Higher utilization rates of our Triage BNP Tests may be due to a higher number of emergency department, or ED, visits by patients exhibiting shortness of breath, a symptom of congestive heart failure and the flu.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Test products, as well as additional users within the hospitals.  Product sales to our distributors in future periods will be impacted as we and our distributors attempt to adjust our distributors’ inventories to targeted stocking levels and as we seek to improve our effectiveness and efficiency in adjusting our manufacturing output and capacity.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test, and Triage MeterPlus, totaled $58.9 million and $117.5 million, respectively, for the three and six months ended June 30, 2005.  This represented increases of 26% and 27%, respectively, as compared to $46.6 million and $92.6 million, respectively, for the same periods of 2004.  The product sales growth of our cardiovascular products was primarily due to growth in sales volume of our Triage BNP Tests, partially offset by a decline in the average sales price of our Triage BNP Tests.  Our product sales growth rate for our Triage BNP Tests in future periods may be lower than in the past periods because of increased competition from alternative tests and testing platforms that aid in the diagnosis of CHF.  In addition, as the market for BNP testing matures and more competitive products become available, the average sales price for our Triage BNP Tests may continue to decline, which would negatively impact our revenue from product sales.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $13.0 million and $24.9 million, respectively, for the three and six months ended June 30, 2005.

This represented increases of 7% and 9%, respectively, as compared to $12.2 million and $22.9 million, respectively, for the same periods of 2004.  The increases in sales of these products for the three and six months ended June 30, 2005 were primarily due to the growth in sales volume of our Triage TOX Drug Screen.  The increases were partially offset by a decrease in sales volume of the Triage Drugs of Abuse Panel.  We believe that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three and six months ended June 30, 2005 were $1.9 million and $3.2 million, respectively, compared to $1.1 million and $2.1 million, respectively, for the same periods of 2004.  Contract revenues recognized during the first half of 2005 and 2004 consisted primarily of research funding.  During each of the first two quarters of both 2005 and 2004, we recognized $750,000 of research funding from an alliance with Medarex Inc., which expires in 2008.  The increases in contract revenues for the three and six months ended June 30, 2005 as compared to the same periods of 2004 related to increases of $700,000 and $1.0 million, respectively, in annual maintenance fees on antibodies produced by Biosite that continue to be used in research and development programs of our partners.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenues, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.8 million and $4.2 million for the three and six months ended June 30, 2005, respectively, compared to $1.6 million and $3.0 million, respectively, for the same periods of 2004.  These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales.  Gross profit from product sales for the three and six months ended June 30, 2005 was $48.9 million and $99.1 million, respectively, representing increases of 25% and 30%, respectively, compared to $39.2 million and $76.1 million, respectively, for the same periods of 2004.  The $9.7 million increase in gross profit from product sales in the second quarter of 2005, compared to the same period of 2004, consisted of $8.8 million attributable to product sales growth, and approximately $960,000 resulting from changes in the gross margins of our different products.

The overall gross margin for the three and six months ended June 30, 2005 was 68% and 70%, respectively, compared to 67% and 66%, respectively, for the same periods of 2004.  The increases in the overall gross margins were primarily due to greater manufacturing efficiencies, including a reduction in scrap, generated primarily from higher production volumes and manufacturing output for products sold in the second quarter of 2005 compared with the same period of 2004.  For the three and six months ended June 30, 2005, the gross margins for our cardiovascular products were 67% and 68%, respectively, compared to 65% and 65%, respectively, for the same periods of 2004.  Our gross margins for our Triage Drugs of Abuse Panel, Triage TOX Drug Screen and other products were 74% and 76%, compared to 73% and 69%, respectively, for the same periods of 2004.  Sales of our cardiovascular products represented 82% and 79% of our product sales for the three months ended June 30, 2005 and 2004, respectively.

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

We also expect that our fixed occupancy costs will significantly increase as we transition our manufacturing operations to our new corporate complex, in which our manufacturing operations will occupy a much larger manufacturing space than our existing facilities.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition or due to delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses during the period of time we transfer our operations to the new corporate complex as we will transfer our operations in stages over a three to six month period.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the three and six months ended June 30, 2005 were $18.5 million and $37.1 million, respectively, representing increases of 18% and 17%, respectively, compared to $15.7 million and $31.6 million, respectively, for the same periods of 2004.  At June 30, 2005, our headcount for sales, marketing and administrative functions totaled 336 employees, compared with 331 employees at March 31, 2005 and 294 employees at June 30, 2004.  The increase in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, and administrative support.  The expansion of our direct sales, marketing and distribution operations in Europe resulted in increases in SG&A expenses for the three and six months ended June 30, 2005 of $780,000 and $2.2 million, respectively, as compared to the same periods of 2004.  We began direct sales, marketing and distribution in certain European countries at different dates from July 2003 to June 2004, and we are continuing to scale-up our direct operations in Europe.  As a result of growth in sales activities, marketing activities and general administrative resources, for the three and six months ended June 30, 2005, employee-related expenses in the United States increased approximately $1.3 million and $1.7 million, respectively, as compared to the same period of 2004.

We expect SG&A expenses in 2005 to be higher than in 2004, as we continue to increase our sales, marketing, clinical education, technical service and general administration resources in the United States, as well as continue to build our direct sales, distribution and administrative infrastructure in Europe.  We also expect other non-employee-related costs, including sales and marketing program activities for our new products, to grow as our overall operations grow.  The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products.  SG&A expenses are also expected to increase due to costs associated with our move from our existing facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at the new corporate complex and, for a period of time, occupancy costs of both facilities.

Research and Development Expenses.  Research and development, or R&D, expenses for the three and six months ended June 30, 2005 were $10.2 million and $21.0 million, respectively, representing increases of approximately 22% and 32%, respectively, compared to $8.3 million and $15.8 million for the same periods of 2004.  The increase in R&D expenses for the three and six months ended June 30, 2005 consisted primarily of increases in employee expenses ($800,000 and $1.9 million, respectively), increases in consultant, clinical studies and patent-related expenses ($540,000 and $1.2 million, respectively) and increases in supplies used in our R&D activities ($520,000 and $1.0 million, respectively).  During the first half of 2005, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new ACS panel and other diagnostic products for critical health conditions such as sepsis and abdominal pain.  We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

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

License and Patent Disputes.  Expenses associated with license and patent disputes incurred for the three and six months ended June 30, 2005 totaled $343,000 and $552,000, respectively.  We did not incur any such expenses during the same periods in 2004.  The expenses consisted of legal costs related to two lawsuits involving Roche

Diagnostics Corporation and several of its affiliates.  In November 2004, Roche Diagnostics Corporation and certain of its affiliates filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates.  We believe these allegations of infringement are without merit and we intend to vigorously contest these claims.  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite. The patents relate to methods for the measurement of cardiac troponin forms.  We believe that our claims have merit and we intend to vigorously pursue their prosecution.  We also expect the ongoing costs associated with both lawsuits to continue to increase over the next several quarters unless and until there is a resolution of the disputes.

Interest and Other Income, Net.  Interest and other income, net was $515,000 and $574,000, respectively, for the three and six months ended June 30, 2005, compared to $186,000 and $380,000 for the same periods of 2004.  The increase resulted primarily from an increase in interest income due to higher average balances of cash and marketable securities and higher interest rates in the second quarter and first half of 2005 compared to the same periods in 2004.

Provision for Income Taxes.  As a result of the pre-tax income and the estimated tax credits and other permanent differences between our reported and tax results in 2005, we recorded a provision for income taxes of $16.6 million for the first half of 2005, equivalent to an effective tax rate of 37.4%.  For the same period in 2004, we recorded a provision for income taxes of $12.3 million, equivalent to an effective tax rate of 39.4%.  We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

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

Other factors that impact our cash inflow and outflow include:

•    We have experienced gross margins of greater than 65% in each of the last three years.  As our product sales have increased significantly since 2001, our gross profits have increased significantly as well, providing us with an increasing source of cash to finance our expansion of our operations; and

•    Fisher, which represented 86% of our product sales in 2004, has historically been a timely and predictable payor of its outstanding accounts receivable.  Our current distribution agreement with Fisher will expire December 31, 2005 and automatically renews for an additional one year term unless a notice of non-renewal is delivered by either party.

As of June 30, 2005, we had cash, cash equivalents and marketable securities of $119.5 million compared with $72.4 million as of December 31, 2004.  The increase in cash, cash equivalents and marketable securities during the first half of 2005 was largely attributable to cash generated from operating activities, for which the sales volume growth of our Triage BNP Tests was the primary driver.  Additionally, we generated $19.6 million in cash from proceeds from the issuance of shares under our stock plans, as well as $9.3 million of tax deductions related to disqualifying dispositions of shares by employees during the first half of 2005.  We believe the increased activity related to the exercise of stock options and participation in our employee stock purchase plan by employees was driven by increases in the market price of our common stock.  Future proceeds from exercise of stock options and participation in our employee stock purchase plan will depend primarily upon the behavior, expectations and needs of the plan participants and upon our stock price.  The primary non-operating cash outflow during the six months ended June 30, 2005 was cash used for the construction of our new corporate complex, which totaled $18.5 million.

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  Through June 30, 2005, we have expended an additional $66.2 million for the design and construction of the new corporate complex.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase are estimated to cost approximately $107 million.  We plan to finance the remaining construction costs using our available cash.  In July 2005, some of our research and development staff and general administrative staff relocated to the new corporate complex.  We expect to complete the other buildings in the first phase of construction during the third and fourth quarters of 2005 and to relocate our remaining operations in stages once the buildings are ready for use.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, as we are transferring our operations to the new corporate complex in stages.

Our primary short-term needs for capital, which are subject to change, include:

•    the remaining construction costs in the first phase of the new corporate complex, which we estimate to be approximately $13 million payable in the third and fourth quarters of 2005;

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

•    improvements in our manufacturing capacity and efficiency, new discovery and product development

•    clinical studies, and the continued advancement of research and development efforts; and

•    potential milestone payments under licensing agreements that cover intellectual property rights of third parties.

For 2005, other than expenditures related to construction of our new corporate complex, we plan to spend approximately $35 million in cash for capital expenditures, primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment.  We intend to use our currently available cash and cash we expect to generate from operating activities to address our capital requirements.  We expect that the performance of our product sales and the resulting operating income will significantly impact our cash management decisions.  We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.  As of June 30, 2005, we had an equipment financing line of credit with a financial institution for $10.0 million, of which $7.6 million was available for future borrowings.  The line of credit expires on September 30, 2005.

We believe that our available cash, cash from operations, proceeds from the issuance of stock under our stock plans and funds from existing credit arrangements will be sufficient to satisfy our funding needs for at least the next 24 months, except in the event that we determine to accelerate the development and/or construction of the remaining phases of our corporate complex.  We have used available cash balances to purchase the land for our new corporate complex and pay for the design and construction costs to date.  For the remainder of the construction costs, we plan to use our available cash.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  In the future, quarterly or annual operating results may fluctuate and we may not be able to maintain profitability.  We believe that our future operating results may be subject to quarterly and annual fluctuations due to a variety of factors, including:

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

•    regulatory approvals, market acceptance and sales execution of existing or new products;

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

Our operating results would also be adversely affected by a downturn in the market for our products or slower than anticipated product sales growth.  We continue to increase our operating expenses to support our expanded sales and marketing activities, manufacturing operations and new product development.  Therefore, our operating results would be adversely affected if our sales and gross profits did not correspondingly increase at the same or higher rate or if our product development efforts are unsuccessful or subject to delays.  Our limited operating history makes accurate prediction of future operating results difficult or impossible. We may not achieve revenue growth or sustain profitability on a quarterly or annual basis, and our growth or operating results may not be consistent with predictions made by us or by securities analysts.

We are dependent on the market acceptance of our existing products and products under development for revenue growth and profitability.

We believe that our revenue growth and profitability will substantially depend upon our ability to expand market acceptance and sales of our newer products, such as the Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test and, subject to obtaining appropriate regulatory approvals, our products currently under development, such as the Triage Stroke Panel and other tests for ACS, sepsis and abdominal pain.  Our revenue growth will also depend on our effectiveness in transitioning to and operating a direct sales and distribution model in certain international countries, and on our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant investments in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  We are also making significant investments in new market segments in the United States, such as physician office testing.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

If we fail to plan, establish and maintain:

•            reliable, cost-efficient, high-volume manufacturing capacity;

•            a cost-effective sales force, customer education and product support resources and administrative infrastructure;

•            effective marketing to customers, especially in markets where we have limited experience or significant competition;

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

Product sales of our Triage BNP Tests represented 69% of our product sales in both the first half of 2005 and 2004.  Our Triage BNP Tests are currently two of several FDA-cleared tests used to aid in the diagnosis of CHF.  Bayer, Dade Behring, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Scios, Inc., from which we licensed the technology and patents related to our Triage BNP Tests in 1996, was acquired by Johnson & Johnson in April 2003.

We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers who wanted to utilize an automated immunoassay system for BNP testing.  After initiating sales outside of the United States in November 2003, Abbott Laboratories began selling a BNP test in the United States during the first quarter of 2004.  In addition, Abbott Laboratories recently announced that it will offer a BNP test on its i-STAT meter product, which is designed for use at the point-of-care.  Dade Behring began selling a NT-pro BNP diagnostic product in September 2004.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Tests.  The risk of competition may increase as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche is offering for license.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to successfully compete with these and other competitors in the future.  In addition, as the market for BNP testing matures and more competitive products become available, our average sales price for our Triage BNP Tests may decline, which may adversely impact our product sales, gross margins and our overall financial results.

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

Currently, the majority of diagnostic products used by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems.  Therefore, with the exception of our Triage BNP Test for Beckman Coulter Immunoassay Systems, in order to achieve market acceptance for our products we will be required to demonstrate that our products provide clinical, cost-effective and time saving alternatives to automated tests traditionally used by clinical reference laboratories or hospital-based laboratories.  In the future, this may prove to be more difficult as CHF testing becomes more widely available on automated testing systems.

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

We are investing in the research and development of potential new products, including products for stroke, ACS, sepsis and abdominal pain, and in expanded uses of our existing products.  In certain cases, the successful development of our new products will depend on the development of new technologies.  We are also making significant investments in processes and equipment to improve our manufacturing efficiency and capacity, in anticipation of new products and revenue growth, as well as in the construction of our new corporate complex.  Our revenue growth and profitability are impacted by these investments.  We are required to undertake time consuming and costly development activities and seek regulatory approval for potential new products and for potential new uses of existing products.  Products that appear promising during product development and preclinical studies, including our Triage Stroke Panel, may not demonstrate clinical study results needed to support regulatory approval, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  We will be harmed if we are unable, for technological or other reasons, to:

•            complete new product development, processes, or capital projects, including projects intended to automate portions of our manufacturing processes, in a timely manner or at all;

•            complete appropriate clinical studies to validate the use of potential new products or expanded use of existing products;

•            implement or effectively or efficiently scale-up manufacturing for new products; or

•            obtain regulatory approval or clearance to market a new product for an intended use or an existing product for an alternative use.

Manufacturing risks and inefficiencies may adversely affect our ability to produce products and could reduce our gross margins and increase our research and development expenses.

We are subject to manufacturing risks, including our limited manufacturing experience with newer products and processes, which may hinder our ability to scale-up manufacturing.  Additionally, unanticipated acceleration or deceleration of customer demand may lead to manufacturing inefficiencies.  We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs.  Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment and changes in our manufacturing processes and organization have been, and may continue to be, required for the scale-up of each new product prior to commercialization or to meet increasing customer demand once commercialization begins, and this work may not be successfully or efficiently completed.

In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these products may require the development of new manufacturing technologies and expertise.  It may not be possible for us, or any other party, to manufacture these products at a cost or in quantities to make these products commercially viable.  If we are unable to develop or contract for manufacturing capabilities as needed, on acceptable terms, our ability to conduct pre-clinical and clinical testing will be adversely affected, resulting in delayed submissions for regulatory clearance or approval of products and initiation of other development programs, both of which would have a material adverse effect on us.

Manufacturing and quality problems have arisen and may arise in the future as we attempt to scale-up our manufacturing capacity and implement automated and semi-automated manufacturing methods.  For instance, we have experienced problems with third-party contractors that work with us in connection with our development of automated and semi-automated manufacturing equipment and we continue to rely on third parties for the manufacture of much of our automated and semi-automated manufacturing equipment.  Consequently, scale-up and implementation of automated and semi-automated manufacturing methods may not be achieved in a timely manner or at a commercially reasonable cost, or at all.  In addition, we continue to make significant investments to improve our manufacturing processes and to design, develop and purchase manufacturing equipment that may not yield the improvements that we expect.  Unanticipated acceleration and deceleration of customer demand for our products has resulted, and may continue to result, in inefficiencies or constraints related to our manufacturing, which has harmed and may in the future harm our gross margins and overall financial results.  Such inefficiencies or constraints may also result in delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.

We are dependent on key distributors and have limited direct distribution experience.  If any of our distribution relationships are terminated, or our distributors fail to adequately perform, our operating expenses will increase and our product sales may decrease.

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 84% of our product sales in the first half of 2005 and 86% for the full year 2004.  We have a distribution agreement with Fisher that expires on December 31, 2005, and automatically renews for an additional one year term unless a notice of non-renewal is delivered by either party.  We distribute products in the United States physician office market primarily through PSS and Henry Schein.  Internationally, we distribute products through country-specific and regional distributors, as well as through our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales in that market.

If any of our distribution or marketing agreements are terminated or expire, and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we will have to invest in additional sales, marketing and administrative resources, including additional field account executives and customer support resources, which would significantly increase our expenses.  For instance, if we distribute our products directly to customers, we would need additional headcount and would incur additional expenses relating to customer order processing and servicing, warehousing, shipping, billing and collections, which are costs that our distributors currently bear.  We may also need to invest in additional capital equipment, third-party services and facilities in order to administer the logistics of direct distribution.  Changes in the distribution of our products may also result in contract termination fees, transition related expenses, disruption of our business, increased competition and lower product sales and operating profits.  In addition, following the expiration or termination of any distribution agreement, a former distributor may attempt to compete directly with us by offering our end-user customers competitive products.  We have limited experience in direct sales, marketing and distribution of our products, both domestically and internationally.  Our direct sales, marketing and distribution efforts may not be successful and we may not be able to successfully transition from a distributor model to a direct sales model.  Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all.  A failure to enter into acceptable distribution agreements or our failure to successfully market our products or implement the logistics associated with direct product distribution to our customers would have a material adverse effect on us.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our internal resources to match market demand.

A significant portion of our product sales is made to Fisher domestically and other distributors internationally.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by seasonal factors and fluctuations in the buying patterns of end-user customers, Fisher and our other distributors, and by the changes in inventory levels of our products held by these distributors.  Higher utilization rates of our Triage BNP Tests may be due to a higher number of ED visits by patients exhibiting shortness of breath, a symptom of congestive heart failure and the influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Tests, as well as additional users within the hospitals.

We are unable to verify the inventory levels of our international distributors and only have limited visibility over the inventory levels of our products at Fisher or our other domestic distributors.  While we attempt to assist Fisher in maintaining targeted stocking levels of our products, we may not be successful.  Attempting to assist Fisher in maintaining targeted stocking levels of our products involves the exercise of judgment and use of assumptions about future uncertainties including end-user customer demand and, as a result, actual results could differ from our estimates.  Inventory levels of our products held by distributors may exceed or fall below the levels we consider desirable on a going-forward basis, which may harm our future financial results.  This may result from unexpected buying patterns of our distributors or our inability to efficiently manage or invest in internal resources, such as manufacturing capacity, to meet the actual demand for our products.  In addition, if we begin direct distribution in any territory following the expiration or termination of a distribution agreement for that territory, it is likely that our product sales in that territory will decrease as our prior distributor sells its remaining inventory of our products.

The process of obtaining clearance or approval to market new medical devices in the United States is expensive, time consuming and uncertain.  We may not obtain required approvals for the commercialization of our products in the United States in a timely manner, if at all.

Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products.  Regulatory approval can be a lengthy, expensive and uncertain process, making the timing and cost of obtaining approvals difficult to predict.

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification, or 510(k), or through approval of a Premarket Approval Application, or PMA.  To receive 510(k) clearance, a new product must be substantially equivalent to a medical device first marketed in interstate commerce prior to May 1976.   The FDA may determine that a new product is not substantially equivalent to a device first marketed in interstate commerce prior to May 1976 or that additional information is needed before a substantial equivalence determination can be made.  A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category.  The 510(k) clearance and PMA approval processes can be expensive, uncertain and lengthy.  It generally takes from three to six months from submission to obtain 510(k) clearance, and from six to eighteen months from submission to obtain PMA approval; however, it may take longer, and 510(k) clearance or PMA approval may never be obtained.

For devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) submissions.  We have made modifications to some of our products since receipt of initial 510(k) clearance.  With respect to several of these modifications, we filed new 510(k)s describing the modifications and have received FDA 510(k) clearance. We made other modifications to some of our products that we believe do not require the submission of new 510(k)s.  The FDA may not agree with any of our determinations not to submit a new 510(k) or PMA for any of these modifications made to our products.  If the FDA requires us to submit a new 510(k) or PMA for any device modification, we may be prohibited from marketing the modified products until the new submission is cleared by the FDA.

The FDA has made, and may continue to make, changes in its approval requirements and processes.  We cannot predict what, how or when these changes will occur or what effect the changes will have on the regulation of our products.  Any new regulations may impose additional costs or lengthen review times of our products.  Delays in receipt of or failure to receive United States regulatory approvals or clearances for our new products would have a material adverse effect on our business, financial condition and results of operations.

In October 2004, we filed a 510(k) with the FDA seeking clearances for the Triage Profiler CP Panel.  The Triage Profiler CP Panel incorporates a proprietary MultiMarker Index algorithm which analyzes information from all four markers on the panel and presents a single composite index result.  Given the proprietary MultiMarker Index algorithm used in the calculation of the composite result, the FDA determined that the device is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore classified the device by statute into Class III (Premarket Approval).  We believe that the FDA’s decision to request that we file a PMA in no way reflects on the quality of the data we previously submitted, or on the perceived diagnostic utility of the MultiMarker Index algorithm.  Rather, we believe that the FDA’s decision was based on the fact that the Triage Profiler CP Panel has new technological characteristics that may not be generally used in medical practice today.  We are working with the FDA to determine the appropriate regulatory pathway for this potential product.

We submitted a PMA for our Triage Stroke Panel in December 2004.  In April 2005, we received a letter from the FDA indicating that the PMA submitted in 2004 for our Triage Stroke Panel is on hold pending submission of additional information.  The letter further states that the issues raised need to be resolved before the FDA can complete its review, otherwise the PMA in its current form would be considered not approvable.  We are working with the FDA to address their concerns and intend to submit an amendment to the PMA.

Because we export our products to foreign countries, we are also subject to applicable regulatory approval requirements in those countries, which may impose additional costs upon us or prevent or delay us from marketing our products in those countries.

In addition to regulatory requirements in the United States, we are also subject to the regulatory approval requirements for each foreign country to which we export our products.  In the European Union, for example, the In Vitro Diagnostic Directive Medical Device Directive, or IVDD, mandates requirements for a quality management system and technical product information.  Regulatory compliance with the IVDD is represented by affixing the “CE” mark to product labeling.  Depending on product classification, the IVDD requirements may entail review by an European Union Member State Notified Body or self-certification by the manufacturer.  Although all of our products are currently eligible for CE marking through self-certification, this process can be lengthy and expensive.  As another example, in Canada, our products require approval by Health Canada prior to commercialization along with International Standards Organization, or ISO, 13485/CMDCAS certification.  It generally takes three to six months from submission to obtain a Canadian device license.  In some cases, device license approval may take longer or may not be obtained at all.  Any changes in foreign approval requirements and processes may cause us to incur additional costs or lengthen review times of our products.  We may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our products in foreign countries, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to ongoing regulation of the products for which we have obtained regulatory clearance or approval, among other things, which may result in significant costs or in certain circumstances, the suspension or withdrawal of previously obtained clearances or approvals.

Any products for which we obtain regulatory approval or clearance continue to be extensively regulated by the FDA and other federal, state and foreign regulatory agencies.  These regulations impact many aspects of our operations, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping.  For example, our manufacturing facilities, including those at our new corporate complex, and those of our suppliers are, or can be, subject to periodic regulatory inspections.  The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any product approvals that could restrict the commercial applications of those products.  In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.  We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.  In addition to product-specific regulations, we are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.  We may incur significant costs to comply with these laws and regulations.  If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, injunctions against their distribution, disgorgement of money, operating restrictions and criminal prosecution.

Changes in U.S. laboratory regulations for our customers may adversely affect us.

The use of our products is affected by the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and related federal and state regulations, which provide for regulation of laboratory testing.  The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.

Under CLIA quality control rules in effect from 1992 through 2002, laboratories using “unitized” test systems were in compliance with CLIA if they followed the manufacturers’ instructions for daily quality control, or QC, by relying on the internal controls built into unitized test systems, including our Triage products.  On January 24, 2003, the Centers for Medicare and Medicaid Services, or CMS, publicly issued a final QC rule under CLIA, which went into effect on April 24, 2003.  So long as laboratory directors, at a minimum, review manufacturers’ QC instructions, find those instructions to reasonably monitor the accuracy of the analytic process and the laboratory then follows those manufacturers’ instructions, the QC requirements contained in the 2003 modifications of the CLIA regulations will be satisfied.  Future amendments of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

Diagnostic test systems are classified into one of three CLIA regulatory categories based on their potential risk to public health.  Waived tests are the lowest regulated category and those most used in physician offices.  We have filed an application with the FDA to reclassify the Triage BNP Test from CLIA moderately complex to waived; however, there is no assurance that the FDA will grant waived status for our Triage BNP Test in the near future, or at all.

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

•            insufficient supply or deficient quality of materials necessary for the performance of clinical studies; or

•            difficulties in coordinating clinical study activities with third-party clinical study sites.

If the results of our ongoing or planned clinical studies for our potential products are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies, we may not be able to commence marketing or commercial sales of products when we expect.

We are dependent on sole-source suppliers for our products.  A supply interruption would harm us.

Sole-source vendors provide some key components and raw materials used in the manufacture of our products.  Any interruption in supply of a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented and, as a result, would have a material adverse effect on us.  In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with our manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products.  We have products under development that, if developed and subject to obtaining appropriate regulatory approvals, may require us to enter into additional supplier arrangements or implement alternative manufacturing processes.  We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all.  We also may not be able to implement alternative manufacturing processes that are effective and cost efficient, or at all.  Failure to obtain a supplier on acceptable terms, or at all, or the implementation of alternative processes for the manufacture of our future products, if any, could increase our manufacturing costs or limit our production capacity for one or more of our products, which would have a material adverse effect on us.

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

Until recently, we sold all of our products internationally through independent distributors.  We transitioned to a direct sales and distribution model in France and Germany in 2003 and in Belgium, Luxembourg, the United Kingdom and Italy in 2004.  Over the next few years, we may transition the distribution of our products in some additional international countries to a direct sales and distribution model.  In any country in which we transition to a direct sales and distribution model, we will need to make investments in facilities, resources and personnel.  In addition, we will assume additional administrative expenses to manage our operations in those countries.  We may also incur expenses associated with the termination of our existing distribution arrangements in those countries.  We possess limited experience in managing operations outside of the United States and in direct sales, marketing and distribution of our products in international markets.  If our efforts to implement direct sales and distribution in countries where we elect to do so are unsuccessful, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

Our international sales and operations may be harmed by political, social or economic changes, or other factors.

Export sales to international customers amounted to $17.8 million for the first half of 2005 and $26.0 million for the full year 2004.  Since 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand these operations into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase is estimated to be approximately $107 million, of which we have incurred approximately $94 million through June 30, 2005.  We have funded and currently plan to continue to finance the construction of the complex using our available cash.  In July 2005, some of our research and development staff and general administrative staff relocated to the new corporate complex.  We expect to complete the other buildings in the first phase of construction during the third and fourth quarters of 2005 and to relocate our remaining operations in stages once the buildings are ready for use.  We expect our occupancy costs to increase primarily due to increased square footage.

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

All of our existing office and laboratory leases in the United States will expire during 2005.  In the event of any delays in the construction or completion of the other buildings at our new corporate complex, we may not be able to extend these existing leases on acceptable terms or at all and we may not be able to find acceptable alternative facilities.  This and other consequences of any delay in the construction or completion of our new corporate complex may significantly disrupt our business, increase our operating expenses and reduce our productivity, which could harm our financial results.

Long-lived and intangible assets may become impaired and result in an impairment charge.

At June 30, 2005, we had approximately $144.7 million of long-lived assets, including $30.7 million of land, $63.7 million of building construction-in-progress, $944,000 of leasehold improvements, $37.6 million of equipment, furniture and fixtures, $3.7 million of deferred taxes and $8.1 million of capitalized license rights and other assets.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  In San Diego, we lease 10 buildings with leases that expire between July 2005 and December 2005.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters.  Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

As of June 30, 2005, we had approximately $11.1 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of shares issued under our stock plans.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual reports on Form 10-K a report of management on our internal controls over financial reporting, including an assessment by management of the effectiveness of those internal controls over financial reporting.  In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.  How companies are implementing these new requirements including internal control reforms, if any, to comply with Section 404’s requirements, and how independent auditors are applying these new requirements and testing companies’ internal controls, remain subject to some uncertainty.  We expect that our internal controls will continue to evolve as our business activities change.  Although we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.  If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the applicable requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified.  This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares.

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

Since 2003, we have significantly expanded our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated in local currencies and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE in Euros, and we incur employee and other operating costs in foreign currencies.  As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.  In prior years, we have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of June 30, 2005, we had no outstanding forward exchange contracts.  We recognized a net currency exchange loss on foreign currency denominated transactions of $154,000 for the six months ended June 30, 2005 compared to a net loss of $16,000 for the same period of 2004.  Significant fluctuations in currency exchange rates may negatively impact our consolidated sales and earnings.

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

Part II.  Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2005, we held our Annual Meeting of Stockholders.  As of the close of business on April 22, 2005, the record date, 16,866,735 shares were entitled to vote at the Annual Meeting.  Of these 16,866,735 shares, 1,576,062 were not voted.  The following actions were taken at the Annual Meeting:

1.         a. The following Class II directors were elected:

i.           Anthony DeMaria, M.D.  12,569,172 shares voted in favor of the nominee, 2,721,501 shares withheld their vote;

ii.          Howard E. Greene, Jr.  14,602,762 shares voted in favor of the nominee, 687,911 shares withheld their vote;

b.         The following directors continue in office for their existing terms:

Kim D. Blickenstaff

Kenneth F. Buechler, Ph.D.

Lonnie M. Smith

Timothy J. Wollaeger

2.         A proposal was approved to amend and restate the 1996 Stock Incentive Plan of Biosite Incorporated to increase the number of shares of Common Stock reserved for issuance thereunder by 700,000 shares.  5,905,714 shares were voted in favor of the proposal, 5,645,950 shares were voted against the proposal, 25,811 shares abstained and 3,713,198 shares were not voted (includes broker non-votes).

3.         A proposal was approved to amend the Company’s Restated Certificate of Incorporation, as amended, to (i) increase the total number of shares authorized for issuance from 45,000,000 to 65,000,000 and (ii) increase the number of authorized shares of Common Stock from 40,000,000 to 60,000,000.  13,193,035 shares were voted in favor of the proposal, 2,076,594 shares were voted against the proposal, and 21,044 shares abstained.

4.         The selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified.  15,107,203 shares were voted in favor of the proposal, 166,248 shares were voted against the proposal and 17,222 shares abstained.

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

(3)                                  Incorporated by reference to exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(4)                                  Incorporated by reference to exhibit A to Biosite’s Definitive Proxy Statement filed on April 25, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Senior Vice President, Finance, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)