Form 10-Q
period 2005-09-30
BIOSITE INC
filed 2005-11-09
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-21873

BIOSITE INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	33-0288606
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

9975 Summers Ridge Rd
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 805-2000

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at

November 7, 2005 was 17,420,921.

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

i

Part I.                                      Financial Information

ITEM 1.                             FINANCIAL STATEMENTS

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par values)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$43,043	$25,645
Marketable securities	85,803	46,765
Accounts receivable, net	26,875	36,867
Inventories, net	31,949	37,077
Deferred income taxes	7,432	7,432
Other current assets	4,760	7,081
Total current assets	199,862	160,867
Property, equipment and leasehold improvements, net	142,344	111,135
Patents and license rights, net	4,529	5,484
Deferred income taxes	3,668	3,668
Deposits and other assets	3,062	2,361
	$353,465	$283,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,308	$18,662
Accrued employee expenses	11,043	11,008
Current portion of equipment financing notes	6,080	5,749
Income taxes payable	5,916	4,401
Other current liabilities	8,354	6,253
Total current liabilities	45,701	46,073

Equipment financing notes	12,462	15,292
Other long-term liabilities	2,387	1,813

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value, 60,000 shares authorized; 17,340 and 16,419 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	173	164
Additional paid-in capital	158,651	125,013
Accumulated other comprehensive income (loss), net of related tax effect of $(109) and $(53) at September 30, 2005 and December 31, 2004, respectively	(316)	1,086
Retained earnings	134,407	94,074
Total stockholders’ equity	292,915	220,337
	$353,465	$283,515

Note:                   The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by United States generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$68,888	$60,392	$211,282	$175,851
Contract revenue	780	791	3,996	2,871
Total revenues	69,668	61,183	215,278	178,722

Operating expenses:
Cost of product sales	20,900	18,583	64,155	57,920
Selling, general and administrative	17,858	16,108	54,930	47,664
Research and development	10,549	9,588	31,509	25,412
License and patent disputes	788	—	1,340	—
Total operating expenses	50,095	44,279	151,934	130,996

Operating income	19,573	16,904	63,344	47,726

Interest and other income, net	1,095	119	1,669	499

Income before provision for income taxes	20,668	17,023	65,013	48,225
Provision for income taxes	(8,099)	(6,642)	(24,680)	(18,923)

Net income	$12,569	$10,381	$40,333	$29,302

Net income per share:
- Basic	$0.73	$0.65	$2.38	$1.86
- Diluted	$0.68	$0.60	$2.19	$1.74

Shares used in calculating per share amounts:
- Basic	17,268	15,979	16,974	15,769
- Diluted	18,596	17,311	18,394	16,864

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$40,333	$29,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,887	12,816
Deferred income taxes	—	(1,400)
Changes in operating assets and liabilities:
Net purchases of marketable securities classified as trading	(453)	(314)
Accounts receivable	9,322	4,100
Inventory	4,983	(8,593)
Other current assets	2,238	(2,955)
Income taxes	12,436	4,476
Accounts payable	(4,227)	10,049
Other current and long-term liabilities	2,808	4,782
Net cash provided by operating activities	79,327	52,263

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	47,650	21,313
Purchase of marketable securities	(86,262)	(28,980)
Purchase of property, equipment and leasehold improvements	(41,494)	(36,208)
Patents, license rights, deposits and other assets	(1,419)	(853)
Net cash used in investing activities	(81,525)	(44,728)

FINANCING ACTIVITIES
Proceeds from issuance of financing obligations	2,007	6,362
Principal payments under financing obligations	(4,506)	(3,901)
Proceeds from issuance of stock under stock plans, net	22,712	12,501
Net cash provided by financing activities	20,213	14,962

Effect of exchange rate changes on cash and cash equivalents	(617)	(53)

Increase in cash and cash equivalents	17,398	22,444

Cash and cash equivalents at beginning of period	25,645	19,537
Cash and cash equivalents at end of period	$43,043	$41,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$762	$745
Income taxes paid	$12,017	$15,685
Income tax benefit of disqualifying dispositions of stock	$10,935	$3,947

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

Certain amounts in the financial statements for the three and nine months ended September 30, 2004 have been reclassified to conform to the presentation of the financial statements for the three and nine months ended September 30, 2005.

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

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	17,268	15,979	16,974	15,769
Net effect of dilutive common share equivalents using the treasury stock method	1,328	1,332	1,420	1,095
Shares used in calculating per share amounts – Diluted	18,596	17,311	18,394	16,864

3.         BALANCE SHEET INFORMATION

Net inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)

Raw materials	$10,314	$12,852
Work-in-process	14,041	14,242
Finished goods	7,594	9,983
	$31,949	$37,077

4.         COMPREHENSIVE INCOME

Statement of Financial Accounting Standards, or FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires that the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income.  As adjusted, our comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income	$12,569	$10,381	$40,333	$29,302
Change in unrealized net gain (loss) on marketable securities, net of tax	(63)	10	(84)	(144)
Foreign currency translation gain (loss)	(265)	22	(1,318)	(42)
Comprehensive income	$12,241	$10,413	$38,931	$29,116

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

Adjusted pro forma information regarding net income is required by FAS No. 123 and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement.  We changed our fair value option pricing model for all options granted on or after April 1, 2005 from the Black-Scholes model to a binomial model.  The fair value of stock options and purchase rights granted prior to April 1, 2005 was determined using the Black-Scholes model.  We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model.  Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate.  However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the options’ vesting period.  Our pro forma net income and net income per share are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income, as reported	$12,569	$10,381	$40,333	$29,302
Pro forma FAS No. 123 compensation expense (net of tax)	(4,249)	(5,122)	(12,414)	(16,363)
Adjusted pro forma net income	$8,320	$5,259	$27,919	$12,939
Adjusted pro forma basic net income per share	$0.48	$0.33	$1.64	$.82
Adjusted pro forma diluted net income per share	$0.45	$0.30	$1.52	$.77

For the reasons noted below, certain adjustments were required to increase the pro forma expense for 2004, including a decrease of $337,000 and $1,425,000 to the adjusted pro forma net income, a decrease of $.02 and $.09 to the adjusted pro forma basic net income per share and a decrease of $.02 and $.08 to the adjusted pro forma diluted net income per share for the three and nine months ended September 30, 2004, respectively.

The pro forma effects on net income for the three and nine months ended September 30, 2005 and 2004 may not be representative of the effects on reported net income or loss in future quarters or years.  In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility and the expected term of the options.  Changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.

During the quarter ended September 30, 2005, we received a technical alert from E*Trade Financial Corporate Services, the third-party manufacturer of EquityEdge, our stock administration software.  We were informed that certain routine reports that we generated using EquityEdge and that were used to determine our pro forma compensation expense, as disclosed in our Form 10-Q for the period ended June 30, 2005, were computing the amounts incorrectly.  In addition, in assessing the impact of adopting FASB Statement No. 123, we determined that we provided excess tax benefits on certain types of stock-based compensation before they were realized as required in FAS No. 123.  As a result, our pro forma compensation expense, adjusted for the two matters mentioned here, is different than the amounts previously disclosed as follows (in thousands):

	Six months	Three months	Three months	Year ended
	ended	ended	ended	December 31,
	June 30, 2005	June 30, 2005	March 31, 2005	2004	2003
As previously disclosed:
Pro forma net income	$18,035	$8,687	$9,054	$22,586	$7,947
Pro forma diluted net income per share	$.99	$.47	$.50	$1.32	$.48
As revised:
Pro forma net income	$19,598	$10,711	$8,904	$21,129	$5,373
Pro forma diluted net income per share	$1.07	$.58	$.49	$1.24	$.33

6.         EFFECT OF NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FAS No. 123 (revised 2004), or Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in Statement No. 123(R) is similar to the approach described in FAS No. 123.  However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

As permitted by FAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a material impact on our results of operations.  The impact of adoption of Statement No. 123(R) cannot be predicted at this time because it will depend to a significant degree on levels of share-based payments granted in the future and our stock price volatility.  However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 above.  Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will shift cash flows related to the tax deductions from our net operating cash flows to our net financing cash flows in periods after adoption.  While we cannot estimate what those amounts will be in the future (because they depend on, among other things, the stock option exercise behavior of our employees), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $10.9 million and $3.9 million for the nine months ended September 30, 2005 and 2004, respectively and $5.6 million and $7.9 million for the years ended December 31, 2004 and 2003, respectively.

7.         LICENSE AND PATENT DISPUTES

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 (the “‘609 Patent”) and U.S. Patent 4,816,224 (the “‘224 Patent”), owned by Roche and/or its affiliates (the “Indiana Case”).  Biosite filed an answer and counterclaims to Roche’s complaint in February 2005.  In March 2005, at the mutual request of Biosite and Roche, the Indiana Case was, for purposes of claim construction of the ‘609 Patent only, consolidated-in-part with two other cases filed by Roche against several unrelated parties and pending in the same trial court.  The hearing on this subject of claim construction, which is commonly referred to as a Markman hearing, with respect to the ‘609 Patent occurred on August 1, 2005 and in October 2005 the court issued a ruling on the subjects at issue at that hearing.  The parties are engaged in discovery with respect to the Indiana Case.  Roche is seeking unspecified monetary damages and injunctive relief, among other remedies.  We believe Roche’s allegations of infringement of the ‘609 Patent and ‘224 Patent are without merit and we are vigorously contesting these claims.

Also, in November 2004, Biosite filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite.  The patents relate to methods for the measurement of cardiac troponin forms.  Roche filed an answer and counterclaims to our complaint in March 2005.  In October 2005, Biosite amended its complaint, further alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are also infringing U.S. Patent 6,939,678, a newly issued patent assigned to Biosite that is also related to methods for the measurement of cardiac troponin forms.  The parties have commenced preliminary discovery with respect to the California case. Biosite is seeking unspecified monetary damages and injunctive relief, among other remedies.  We believe our claims have merit and we are vigorously pursuing their prosecution.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

The matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements that involve risks and uncertainties, including: the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote and sell our products, whether directly or through distributors, including our ability to effectively promote and sell our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; the outcome of ongoing litigation between us and Roche Diagnostics Corporation and others, and the costs associated with that litigation; potential contract disputes or patent conflicts; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to obtain regulatory approvals and complete other clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under “Risk Factors” and throughout our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Quarterly Report on Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

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

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We have a distribution agreement with Fisher that extends through December 31, 2005.  In October 2005, we entered into a new distribution agreement with Fisher that expires December 31, 2008, subject to some limited exceptions where a party may elect to terminate the agreement earlier.  Sales to Fisher represented 84% of our product sales in the first nine months of 2005 and 86% of our product sales for the full year 2004.  We primarily utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.

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

Our total revenues for the first nine months of 2005 were $211.3 million, representing a 20% increase over the same period of 2004.  This growth resulted largely from increased sales of our Triage BNP Test products, which are primarily used to aid in the diagnosis of CHF.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of CHF and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  In December 2003, we received clearance from the

United States Food and Drug Administration, or FDA, to market our Triage BNP Test for Beckman Coulter® Immunoassay Systems and began selling the product in the United States in January 2004.  As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter, Inc.’s automated immunoassay systems.

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

With several diagnostic products commercialized, our focus has expanded to include the search for proprietary disease markers that can potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies with whom we might collaborate.  To that end, in 1999 we launched Biosite Discovery.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, or via our internal research and licensing programs.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.  The discovery of new disease markers and the extension of applications for existing products could enable us to expand our product sales into other healthcare market segments.  Included in contract revenues for the nine months ended September 30, 2005 are annual maintenance fees on antibodies produced by Biosite that continue to be used in research and development programs of our partners.

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

Recent Developments

CLIA Waiver

In August 2005, we announced that the FDA granted a CLIA waiver for our Triage BNP Test, substantially expanding healthcare professionals’ access to the 15-minute blood test that aids in the diagnosis and assessment of patients with symptoms of heart failure.  The CLIA waiver will expand access to the test among physician office laboratories and decentralized hospital sites of service, allowing more patients to potentially benefit from rapid evaluation.

Additional Claims for Triage BNP Test

In September 2005, we announced that the FDA has cleared a new indication for our Triage BNP Test.  This test can now be used to help physicians assess the risk of mortality or rehospitalization in heart failure patients. Previously, the test was cleared as an aid in the diagnosis of CHF, assessment of disease severity and in the risk stratification of patients with ACS.

Renewal of Distribution Relationship with Fisher

In October 2005, we announced the renewal of our distribution relationship with Fisher.  The renewal becomes effective on January 1, 2006.  The new agreement extends the companies’ commercial relationship, which commenced in 1991, through 2008.  Under the agreement, Fisher’s distribution rights are semi-exclusive in the U.S. hospital market and non-exclusive in the U.S. physician office market.  Either party will have the right to terminate the agreement in the case of an uncured breach by the other party.  In addition, under certain circumstances, the distribution relationship may become non-exclusive or terminate with prior notice. For instance, if our direct sales to customers in the U.S. hospital market during a six month period exceed a specified percentage of the total sales of our products by both us and Fisher in that market segment, Fisher will have the option of converting the agreement to a mutually non-exclusive arrangement.  The specified percentage of direct sales in the contract that would trigger this option far exceeds the current level of direct sales.  If Fisher were to exercise the option, either party would have the ability to terminate the agreement upon prior notice to the other party.  Similarly, if Fisher elects to promote and sell certain products that are competitive with our products, then we will have the option of converting the agreement to a mutually non-exclusive arrangement.  If we were to exercise that option, either party would have the ability to terminate the agreement upon prior notice to the other party.

Critical Accounting Policies Involving Management Estimates and Assumptions

We have changed our fair value option pricing model from the Black-Scholes model to a binomial model for all options granted on or after April 1, 2005.  The fair value of stock options and purchase rights prior to April 1, 2005 was determined using the Black-Scholes model.  We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model.  Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate.  However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.  The fair value option pricing model is currently used solely for the calculation of the estimated fair value of the share-based compensation and related tax benefit for our adjusted pro forma disclosure contained in Note 5 of the Notes to the Condensed Consolidated Financial Statements set forth in Item 1 of this Quarterly Report on Form 10-Q.

There were no other significant changes in our critical accounting policies or estimation methods from those at December 31, 2004.

Results of Operations

Product Sales.  Product sales by product family were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Product Family	2005	2004	2005	2004

Cardiovascular products:
Triage BNP Test products	$43,892	$38,936	$142,721	$118,518
Triage Cardiac Panel	7,142	7,348	19,566	17,737
Triage Cardio ProfilER® and Profiler Shortness of BreathTM Panels	2,852	884	7,024	1,852
Triage D-Dimer Test	757	—	1,369	—
Triage MeterPlus products	538	564	2,007	2,229

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	12,410	11,223	34,034	31,260
Triage Microbiology products	1,297	1,437	4,561	4,255
Total Product Sales	$68,888	$60,392	$211,282	$175,851

Product sales for the three and nine months ended September 30, 2005 were $68.9 million and $211.3 million, respectively, representing increases of 14% and 20%, respectively, compared to $60.4 million and $175.9 million, respectively, for the same periods of 2004.  The increases in total product sales for the three and nine months ended September 30, 2005, compared with the same periods of 2004, consisted primarily of product sales growth resulting from an increase in sales volume of $9.3 million and $38.1 million, respectively, partially offset by a decrease in product sales resulting from lower average selling prices of approximately $800,000 and $2.7 million, respectively.  Growth in the sales volume of our Triage BNP Tests represented 57% and 72%, respectively, of the product sales growth resulting from an increase in sales volume.

Primarily as a result of significant fluctuations in customer demand, inventory levels of our products have been and in the future may be below or above targeted stocking levels.  We adjust our manufacturing capacity by both adjusting our production activities and the number of production shifts we operate, as well as through the implementation of additional manufacturing equipment.  This allows us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels.  Our product sales are also impacted by the buying patterns of our distributors and other customers.  Additionally, we believe that our products are subject to some seasonality in their use.  Higher utilization rates of our Triage BNP Tests may be due to a higher number of emergency department, or ED, visits by patients exhibiting shortness of breath, a symptom of congestive heart failure and of influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Test products, as well as additional users within the hospitals.  Product sales to our distributors in future periods will be impacted as we and our distributors attempt to adjust our distributors’ inventories to targeted stocking levels and as we seek to improve our effectiveness and efficiency in adjusting our manufacturing output and capacity.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test, and Triage MeterPlus, totaled $55.2 million and $172.7 million, respectively, for the three and nine months ended September 30, 2005.  This represented increases of 16% and 23%, respectively, as compared to $47.7 million and $140.3 million, respectively, for the same periods of 2004.  The product sales growth of our cardiovascular products was primarily due to growth in sales volume of our Triage BNP Tests of $5.3 million and $27.4 million, respectively, and our Triage Cardio ProfilER Panel of $1.5 million and $4.3 million, respectively.  This increase was partially offset by a reduction in product sales due to a decline in the average sales price of our Triage BNP Tests of $350,000 and $3.2 million, respectively.  Our product sales growth rate for our Triage BNP Tests in future periods may be lower than in the past periods because of increased competition from alternative tests and testing platforms that aid in the diagnosis of CHF.  In addition, because most U.S. hospitals are already performing some form of testing for natriuretic peptides, the sales growth for our Triage BNP Tests resulting from the addition of new hospital customers in the United States may be less than what we have experienced in the past.  In addition, as the global market for BNP testing matures and more competitive products become available, the average sales price for our Triage BNP Tests may continue to decline, which would negatively impact our revenue from product sales.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $13.7 million and $38.6 million, respectively, for the three and nine months ended September 30, 2005.  This represented increases of 8% and 9%, respectively, as compared to $12.7 million and $35.5 million, respectively, for the same periods of 2004.  The increases in sales of these products for the three and nine months ended September 30, 2005 were primarily due to the growth in sales volume of our Triage TOX Drug Screen.  The increases were partially offset by a decrease in sales volume of the Triage Drugs of Abuse Panel.  We believe that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three and nine months ended September 30, 2005 were $780,000 and $4.0 million, respectively, compared to $791,000 and $2.9 million, respectively, for the same periods of 2004.  Contract revenues recognized during the first nine months of 2005 and 2004 consisted primarily of research funding.  During each of the first three quarters of both 2005 and 2004, we recognized $750,000 of research funding from an alliance with Medarex Inc., which expires in 2008.  The increase in contract revenues for the nine months ended September 30, 2005 as compared to the same period of 2004 was related to an increase of $1.0 million in annual maintenance fees on antibodies produced by Biosite that continue to be used in research and development programs of our partners.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenues, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $1.8 million and $6.0 million for the three and nine months ended September 30, 2005, respectively, compared to approximately $1.8 million and $4.8 million, respectively, for the same periods of 2004.  These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales.  Gross profit from product sales for the three and nine months ended September 30, 2005 was $48.0 million and $147.1 million, respectively, representing increases of 15% and 25%, respectively, compared to $41.8 million and $117.9 million, respectively, for the same periods of 2004.  The $6.2 million increase in gross profit from product sales in the third quarter of 2005, compared to the same period of 2004, consisted of $5.9 million attributable to product sales growth, and of approximately $300,000 resulting from changes in the gross margins of our different products.

The overall gross margin for both the three and nine months ended September 30, 2005 was 70%, compared to 69% and 67%, respectively, for the same periods of 2004.  The increases in the overall gross margins were primarily due to greater manufacturing efficiencies, as well as a reduction in scrap and warranty costs for the three months and nine months ended September 30 as compared with the same periods of 2004.  For both the three and nine months ended September 30, 2005, the gross margins for our cardiovascular products were 68%, compared to 69% and 66%, respectively, for the same periods of 2004.  Our gross margins for our Triage Drugs of Abuse Panel, Triage TOX Drug Screen and other products for the three and nine months ended September 30, 2005 were 77% and 76%, respectively, compared to 70% and 70% for the same periods of 2004.  Sales of our cardiovascular products represented 80% and 79% of our product sales for the three months ended September 30, 2005 and 2004, respectively.

Although our gross profits may continue to grow, we expect our overall gross margin to fluctuate as a result of the changing mix of products sold with different gross margins, changes in our manufacturing processes or costs, and competitive pricing pressures.  Any new products that we successfully develop, acquire and sell may change our future gross margins.  Manufacturing inefficiencies, including inefficiencies experienced as we attempt to increase or decrease our manufacturing capacity, production volumes and manufacturing output will also impact our gross margins.  Our manufacturing overhead costs are spread over the changing production volumes manufactured during a quarter on a first in, first out basis.

We also expect that our fixed occupancy costs will significantly increase as we transition our manufacturing operations to our new corporate complex, in which our manufacturing operations will occupy a much larger manufacturing space than our existing facilities.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition or due to delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses during the period of time in which we transfer our operations to the new corporate complex as we will transfer our operations in stages over a three to six month period.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses for the three and nine months ended September 30, 2005 were $17.9 million and $54.9 million, respectively, representing increases of 11% and 15%, respectively, compared to $16.1 million and $47.7 million, respectively, for the same periods of 2004.  At September 30, 2005, our headcount for sales, marketing and administrative functions totaled 343 employees, compared with 336 employees at June 30, 2005 and 301 employees at September 30, 2004.  The increase in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, and administrative support.  The expansion of our direct sales, marketing and distribution operations in Europe resulted in increases in SG&A expenses for the three and nine months ended September 30, 2005 of $927,000 and $3.1 million, respectively, as compared to the same periods of 2004.  We began direct sales, marketing and distribution in certain European countries at different dates from July 2003 to June 2004, and we are continuing to scale-up our direct operations in Europe.  In the future, we also may transition to direct sales and distribution in additional countries, which will require additional sales, marketing and administrative resources outside the United States.  As a result of growth in sales activities, marketing activities and general administrative resources, for the three and nine months ended September 30, 2005, employee-related expenses in the United States increased approximately $486,000 and $2.2 million, respectively, as compared to the same period of 2004.

We expect SG&A expenses in 2005 to be higher than in 2004, as we continue to increase our sales, marketing, clinical education, technical service and general administration resources in the United States, as well as continue to build our direct sales, distribution and administrative infrastructure in Europe.  We also expect other non-employee-related costs, including sales and marketing program activities for our new products, to grow as our overall operations grow.  The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products as well as the timing of any new product launches.  We also expect SG&A expenses to increase due to costs associated with our continuing consolidation from our existing facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at the new corporate complex and, for a period of time, occupancy costs of both facilities.

Research and Development Expenses.  Research and development, or R&D, expenses for the three and nine months ended September 30, 2005 were $10.5 million and $31.5 million, respectively, representing increases of approximately 10% and 24%, respectively, compared to $9.6 million and $25.4 million for the same periods of 2004.  The increase in R&D expenses for the three and nine months ended September 30, 2005 consisted primarily of increases in employee expenses of $373,000 and $2.3 million, respectively.  Additionally, for the nine months ended

September 30, 2005, we experienced increases in supplies used in our R&D activities of $1.4 million and increases in consultant, clinical studies and patent-related expenses of $1.2 million.  During the first nine months of 2005, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new ACS panel and other diagnostic products for critical health conditions such as sepsis and abdominal pain.  We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

We expect R&D expenses in 2005 to be higher than in 2004 and to relate primarily to:

•                  product development efforts, including the development of potential diagnostic products for ACS, stroke, sepsis and abdominal pain;

•                  clinical studies, including studies associated with potential diagnostic products for stroke and studies related to the exploration and validation of other potential uses for our Triage BNP Tests;

•                  engineering development programs intended to miniaturize the Triage MeterPlus Platform and automate and improve manufacturing processes;

•                  manufacturing scale-up for potential new products, including the Triage Stroke Panel;

•                  costs associated with FDA submissions for products under development, including the Triage Stroke Panel, and other interactions with the FDA;

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

License and Patent Disputes.  Expenses associated with license and patent disputes incurred for the three and nine months ended September 30, 2005 totaled $788,000 and $1.3 million, respectively.  We did not incur any such expenses during the same periods in 2004.  The expenses consisted of legal costs related to two lawsuits involving Roche Diagnostics Corporation and several of its affiliates.  In November 2004, Roche Diagnostics Corporation and certain of its affiliates filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates.  We believe these allegations of infringement are without merit and we are vigorously contesting these claims.  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite.  In October 2005, we amended our complaint, further alleging infringement of a third Biosite patent, U.S. Patent 6,939,678.  All of the Biosite patents relate to methods for the measurement of cardiac troponin forms.  We believe that our claims have merit and we are vigorously pursuing their prosecution.  We also expect the ongoing costs associated with both lawsuits to continue to increase over the next several quarters unless and until there is a resolution of the disputes.

Interest and Other Income, Net.  Interest and other income, net was $1.1 million and $1.7 million, respectively, for the three and nine months ended September 30, 2005, compared to $119,000 and $499,000 for the same periods of 2004.  The increases resulted primarily from an increase in interest income due to higher average balances of cash and marketable securities and higher interest rates in the third quarter and first nine months of 2005 compared to the same periods in 2004.  Also in the quarter ended September 30, 2005, we recognized $290,000 on an investment that was previously deemed impaired.

Provision for Income Taxes.  As a result of the pre-tax income and the estimated tax credits and other permanent differences between our reported and tax results in 2005, we recorded a provision for income taxes of $24.7 million for the first nine months of 2005, equivalent to an effective tax rate of 38.0%.  For the same period in 2004, we recorded a provision for income taxes of $18.9 million, equivalent to an effective tax rate of 39.2%.  We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

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

Our historical cash outflows have primarily been associated with:

•      cash used for operating activities such as the purchase and growth of inventory, expansion of our sales and marketing and R&D activities and other working capital needs; and

•      the purchase of land and construction of facilities; and

•      expenditures related to equipment and leaseholds used to increase our manufacturing capacity, improve our manufacturing efficiency and expand our research and development activities.

Other factors that impact our cash inflow and outflow include:

•      We have experienced gross margins of greater than 65% in each of the last three years.  As our product sales have increased significantly since 2001, our gross profits have increased significantly as well, providing us with an increasing source of cash to finance our expansion of our operations; and

•      Fisher, which represented 86% of our product sales in 2004, has historically been a timely and predictable payor of its outstanding accounts receivable.  In October 2005, we renewed our distribution relationship with Fisher through 2008.

As of September 30, 2005, we had cash, cash equivalents and marketable securities of $128.8 million compared with $72.4 million as of December 31, 2004.  The increase in cash, cash equivalents and marketable securities during the first nine months of 2005 was largely attributable to cash generated from operating activities, for which the sales volume growth of our Triage BNP Tests was the primary driver.  Additionally, we generated $22.7 million in cash from proceeds from the issuance of shares under our stock plans, as well as $10.9 million of tax benefit related to disqualifying dispositions of shares by employees during the first nine months of 2005.  We believe the increased activity related to the exercise of stock options and participation in our employee stock purchase plan by employees was driven by increases in the market price of our common stock.  Future proceeds from exercise of stock options and participation in our employee stock purchase plan will depend primarily upon the behavior, expectations and needs of the plan participants and upon our stock price.  The primary non-operating cash outflow during the nine months ended September 30, 2005 was cash used for the construction of our new corporate complex, which totaled $25.9 million.

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  Through September 30, 2005, we have expended an additional $72.8 million for the design and construction of the new corporate complex.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase are estimated to cost approximately $110.0 million.  We plan to finance the remaining construction costs using our available cash.  In July 2005, some of our research and development staff and general administrative staff relocated to the new corporate complex.  We expect to complete the other buildings in the first phase of construction during the first quarter of 2006 and to relocate our remaining operations in stages once the buildings are ready for use.  We expect our occupancy costs to increase primarily due to increased square footage.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, as we are transferring our operations to the new corporate complex in stages.

Our primary short-term needs for capital, which are subject to change, include:

•                  the remaining construction costs in the first phase of the new corporate complex, which we estimate to be approximately $9 million payable in the fourth quarter of 2005 and the first quarter of 2006;

•                  support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•                  expenditures for equipment and other fixed assets for use in our new corporate complex, and for manufacturing and research and development purposes;

•                  the prosecution, defense and resolution of ongoing license and patent disputes;

•                  improvements in our manufacturing capacity and efficiency, new discovery and product development efforts;

•                  clinical studies, and the continued advancement of research and development efforts; and

•                  potential milestone payments under licensing agreements that cover intellectual property rights of third parties.

For the full year 2005, other than expenditures related to construction of our new corporate complex, we plan to spend approximately $25 million in cash for capital expenditures, primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment.  We intend to use our currently available cash and cash we expect to generate from operating activities to address our capital requirements.  We expect that the performance of our product sales and the resulting operating income will significantly impact our cash management decisions.  We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.

We believe that our available cash, cash from operations and proceeds from the issuance of stock under our stock plans will be sufficient to satisfy our funding needs for at least the next 24 months, except in the event that we determine to accelerate the development and/or construction of the remaining phases of our corporate complex.  We have used available cash balances to purchase the land for our new corporate complex and pay for the design and construction costs to date.  For the remainder of the construction costs, we plan to use our available cash.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

•                  the effect on sales and cash receipts for our Triage BNP Tests due to market saturation in the hospital market for natriuretic peptide testing in the United States;

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

•                  the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues; and

•                  the costs and timing associated with business development activities, including potential licensing of technologies patented by others; and

•                  any potential repurchase of our stock or early retirement of our debt.

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

•                  our ability to promote and sell products in the markets in which we compete, including the hospital market, the physician office market and international markets;

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

We believe that our revenue growth and profitability will substantially depend upon our ability to expand market acceptance and sales of our newer products, such as the Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test and, subject to obtaining appropriate regulatory approvals, our products currently under development, such as the Triage Stroke Panel and other tests for ACS, sepsis, abdominal pain and acute kidney injury.  Our revenue growth will also depend on our effectiveness in transitioning to and operating a direct sales and distribution model in certain international countries, and on our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant investments in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  We are also making significant investments in new market segments in the United States, such as physician office testing.  These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

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

Product sales of our Triage BNP Tests represented 68% of our product sales in the first nine months of 2005 and 67% in 2004.  Our Triage BNP Tests are currently two of several FDA-cleared tests used to aid in the diagnosis of CHF.  Bayer, Dade Behring, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Scios, Inc., from which we licensed the technology and patents related to our Triage BNP Tests in 1996, was acquired by Johnson & Johnson in April 2003.

We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  Beginning in the third quarter of 2003, we experienced significant competition, primarily from Bayer, resulting in a loss of customers who wanted to utilize an automated immunoassay system for BNP testing.  After initiating sales outside of the United States in November 2003, Abbott Laboratories began selling a BNP test in the United States during the first quarter of 2004.  In addition, Abbott Laboratories recently announced that it will offer a BNP test on its i-STAT meter product, which is designed for use at the point-of-care.  Dade Behring began selling a NT-pro BNP diagnostic product in September 2004.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Tests.  The risk of competition may increase as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche is offering for license.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to successfully compete with these and other competitors in the future.  In addition, as the market for BNP testing matures and more competitive products become available, the average sales price for our Triage BNP Tests may decline, which may adversely impact our product sales, gross margins and our overall financial results.

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

The effect of market saturation may negatively affect the sales growth of our products, including our Triage BNP Tests.

The growth in our product sales in recent periods has been driven primarily by growth in the sales volumes of our Triage BNP Tests.  For example, growth in the sales volume of our Triage BNP Tests represented 57% and 72%, respectively, of our total product sales growth for the three and nine months ended September 30, 2005.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of CHF and benefited from a first to market position in the market until the entry of the direct competition in June 2003.  Today, our Triage BNP Test products are among several FDA-cleared products for the use as an aid in the diagnosis of CHF.

As the acute care and initial diagnosis market segment for natriuretic testing in the U.S. hospital setting becomes saturated, we expect the sales growth rates for our Triage BNP Tests in future periods to be lower than the growth rates we experienced over the past several years.  We have historically experienced decreases in the sales growth rates related to market saturation for our other products, such as our Triage Drugs of Abuse Panel products.  Unless we are able to successfully introduce new products into the market and achieve market acceptance of those products in a timely manner, the effect of market saturation on our existing products may negatively impact our product sales, gross margins and financial results.  Even if we are able to successfully commercialize any new products, we may not experience sales growth rates for those products that are similar to the sales growth rates we achieved with our Triage BNP Tests.

If we do not successfully develop new products and new manufacturing processes as currently planned, we may not recover our significant investments in those projects.

We are investing in the research and development of potential new products, including products for stroke, ACS, sepsis, abdominal pain and acute kidney injury, and in expanded uses of our existing products.  In certain cases, the successful development of our new products will depend on the development of new technologies.  We are also making significant investments in processes and equipment to improve our manufacturing efficiency and capacity, in anticipation of new products and revenue growth, as well as in the construction of our new corporate complex.  Our revenue growth and profitability are impacted by these investments.  We are required to undertake time consuming and costly development activities and seek regulatory approval for potential new products and for potential new uses of existing products.  Products that appear promising during product development and preclinical studies, including our Triage Stroke Panel, may not demonstrate clinical study results needed to support regulatory approval, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  We will be harmed if we are unable, for technological or other reasons, to:

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

We primarily rely upon for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 84% of our product sales in the first nine months of 2005 and 86% for the full year 2004.  We have a distribution agreement with

Fisher that expires on December 31, 2005.  In October 2006, we signed a new agreement that extends the distribution relationship through 2008.  We distribute products in the United States physician office market primarily through PSS and Henry Schein.  Internationally, we distribute products through country-specific and regional distributors, as well as through our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales in that market.

If any of our distribution or marketing agreements are terminated or expire, and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we will have to invest in additional sales, marketing and administrative resources, including additional field account executives and customer support resources, which would significantly increase our expenses.  For instance, if we distribute our products directly to customers, we would need to hire additional personnel and would incur additional expenses relating to customer order processing and servicing, warehousing, shipping, billing and collections, which are costs that our distributors currently bear.  We may also need to invest in additional capital equipment, third-party services and facilities in order to administer the logistics of direct distribution.  Changes in the distribution of our products may also result in contract termination fees, transition related expenses, disruption of our business, increased competition and lower product sales and operating profits.  In addition, following the expiration or termination of any distribution agreement, a former distributor may attempt to compete directly with us by offering competitive products to our current customers.  We have limited experience in direct sales, marketing and distribution of our products, both domestically and internationally.  Our direct sales, marketing and distribution efforts may not be successful and we may not be able to successfully transition from a distributor model to a direct sales model.  Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all.  A failure to enter into acceptable distribution agreements, to successfully market our products or to implement the logistics associated with direct product distribution to our customers would have a material adverse effect on us.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our internal resources to match market demand.

A significant portion of our product sales is made to Fisher domestically and other distributors internationally.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by seasonal factors and fluctuations in the buying patterns of end-user customers, Fisher and our other distributors, and by the changes in inventory levels of our products held by these distributors.  Higher utilization rates of our Triage BNP Tests may be due to a higher number of ED visits by patients exhibiting shortness of breath, a symptom of CHF and of influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Tests, as well as additional users within the hospitals.

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

The FDA has made, and may continue to make, changes in its approval requirements and processes.  We cannot predict what these changes will be, how or when they will occur or what effect they will have on the regulation of our products.  Any new regulations may impose additional costs or lengthen review times of our products.  Delays in receipt of or failure to receive United States regulatory approvals or clearances for our new products would have a material adverse effect on our business, financial condition and results of operations.

In October 2004, we filed a 510(k) with the FDA seeking clearances for the Triage Profiler CP™ Panel.  The Triage Profiler CP Panel incorporates a proprietary MultiMarker™ Index algorithm which analyzes information from all four markers on the panel and presents a single composite index result.  Because of the proprietary MultiMarker Index algorithm used in the calculation of the composite result, the FDA determined that the device is not substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore classified the device by statute into Class III (Premarket Approval).  We believe that the FDA’s decision to request that we file a PMA in no way reflects on the quality of the data we previously submitted, or on the perceived diagnostic utility of the MultiMarker Index algorithm.  Rather, we believe that the FDA’s decision was based on the fact that the Triage Profiler CP Panel has new technological characteristics that may not be generally used in medical practice today.  We are working with the FDA to determine the appropriate regulatory pathway for this potential product.

We submitted a PMA for our Triage Stroke Panel in December 2004.  In April 2005, we received a letter from the FDA indicating that the PMA submitted in 2004 for our Triage Stroke Panel is on hold pending submission of additional information.  The letter further states that the issues raised need to be resolved before the FDA can complete its review, otherwise the PMA in its current form would be considered not approvable.  In October 2005, the FDA agreed to our request for an extension to the PMA.  We are working with the FDA to address their concerns and intend to submit additional information to the FDA prior to the end of the first quarter of 2006.

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

Any products for which we obtain regulatory approval or clearance continue to be extensively regulated by the FDA and other federal, state and foreign regulatory agencies.  These regulations impact many aspects of our operations, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping.  For example, our manufacturing facilities, including those at our new corporate complex, and those of our suppliers are, or can be, subject to periodic regulatory inspections.  The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any product approvals that could restrict the commercial applications of those products.  In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.  We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.  In addition to product-specific regulations, we are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.  We may incur significant costs to comply with these laws and regulations.  If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products or injunctions against their distribution, disgorgement of money, operating restrictions and criminal prosecution.

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

Diagnostic test systems are classified into one of three CLIA regulatory categories based on their potential risk to public health.  Waived tests are the lowest regulated category and those most used in physician offices.  In August 2005, we announced that the FDA granted a CLIA waiver to reclassify the Triage BNP Test from CLIA moderately complex to waived.

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

Sole-source vendors provide some key components and raw materials used in the manufacture of our products.  Any interruption in supply of a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented and, as a result, would have a material adverse effect on us.  In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with the manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products.  We have products under development that, if developed and subject to obtaining appropriate regulatory approvals, may require us to enter into additional supplier arrangements or implement alternative manufacturing processes.  We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all.  We also may not be able to implement alternative manufacturing processes that are effective and cost efficient, or at all.  Failure to obtain a supplier on acceptable terms, or at all, or the implementation of alternative processes for the manufacture of our future products, if any, could increase our manufacturing costs or limit our production capacity for one or more of our products, which would have a material adverse effect on us.

For example, we rely upon LRE Technology Partner Gmbh, or LRE, for production of the fluorometer that is used with our Triage MeterPlus Platform products, which include the rapid Triage BNP Test, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage TOX Drug Screen and other products currently under development.  In addition, we rely on Beckman Coulter to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems for us.  If these or any other sole-source suppliers are unable or unwilling to manufacture sufficient quantities of the relevant items that meet our quality standards, we would be required to identify and qualify alternative suppliers.  Although we generally maintain safety stock inventory levels of these items, which would allow us some time to identify and qualify alternative suppliers, a delay or inability to identify and qualify alternative suppliers may materially and adversely affect:

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

In November 2004, Roche Diagnostics Corporation, together with several of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division, alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates.  We believe these allegations of infringement are without merit and we are vigorously contesting these claims.  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California, alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite.  In October 2005, we amended our complaint, further alleging infringement of a third Biosite patent, U.S. Patent 6,939,678.  All of the Biosite patents relate to methods for the measurement of cardiac troponin forms.  We believe that our claims have merit and we are vigorously pursuing their prosecution.

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

Export sales to international customers amounted to $26.4 million for the first nine months of 2005 and $26.0 million for the full year 2004.  Since 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand these operations into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

In October 2003, we completed a two-part escrow closing to purchase land for the construction of our new corporate complex.  We purchased a total of 26.1 usable acres for approximately $28.2 million.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase is estimated to be approximately $110.0 million, of which we have incurred approximately $101.0 million through September 30, 2005.  We have funded and currently plan to continue to finance the construction of the complex using our available cash.  In July 2005, some of our research and development staff and general administrative staff relocated to the new corporate complex.  We expect to complete the other buildings in the first phase of construction during the first quarter of 2006 and to relocate our remaining operations in stages once the buildings are ready for use.  We expect our occupancy costs to increase primarily due to increased square footage.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell all or a portion of the property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, as we are transferring our operations in stages to the new corporate complex.

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

Some of our existing office and laboratory leases in the United States will expire during the next year.  In the event of any delays in the construction or completion of the other buildings at our new corporate complex, we may not be able to extend these existing leases on acceptable terms or at all and we may not be able to find acceptable alternative facilities.  This and other consequences of any delay in the construction or completion of our new corporate complex may significantly disrupt our business, increase our operating expenses and reduce our productivity, which could harm our financial results.

Long-lived and intangible assets may become impaired and result in an impairment charge.

At September 30, 2005, we had approximately $153.6 million of long-lived assets, including $29.0 million of land, $72.1 million of building construction-in-progress, $476,000 of leasehold improvements, $40.7 million of equipment, furniture and fixtures, $3.7 million of deferred taxes and $7.6 million of capitalized license rights and other assets.  Leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  In San Diego, we lease five buildings with leases that expire between December 2005 and February 2006.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters.  Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

At September 30, 2005, we had approximately $11.1 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of shares issued under our stock plans.

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

•                  the effect on sales and cash receipts for our Triage BNP tests due to market saturation in the hospital market for natriuretic peptide testing in the United States;

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

•                  the ability to execute, enforce and maintain license and collaborative agreements and attain the milestones under these agreements necessary to earn contract revenues; and

•                  the costs and timing associated with business development activities, including potential licensing of technologies patented by others; and

•                  any potential repurchase of our stock or early retirement of our debt.

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

We have experienced growth and anticipate continued growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations if market acceptance of our products increases and potential new products are developed and commercialized.  This growth will result in an increase in responsibilities for both existing and new management personnel.  Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems and internal control, and to train, motivate and manage our employees.  We may not be able to adequately manage our expansion, and a failure to do so could have a material adverse effect on us.

Unanticipated acceleration and deceleration of customer demand for our products has and may continue to result in constraints or inefficiencies related to our manufacturing, sales force, implementation resources and administrative infrastructure.  Such constraints or inefficiencies may adversely affect us as a result of delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.  Similarly, over-expansion or investments in anticipation of growth that does not materialize could harm our financial results and result in overcapacity.  For instance, we have made non-cancelable purchase commitments for certain inventory and product components.  Any such inventory or components that are not used when planned are subject to loss because of spoilage or obsolescence.

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

The testing, manufacturing and marketing of medical diagnostic products entails an inherent risk of clinical and product liability claims.  Our launch of new products, subject to obtaining appropriate regulatory approvals, to assist in the diagnosis of other indications, such as stroke, sepsis, abdominal pain and acute kidney injury, may further increase our risk of these claims.  Potential clinical and product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy.  In the future, our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all.  In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, our liabilities could exceed our total assets.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.  For example, changes have been approved by the Financial Accounting Standards Board, or FASB, that require that beginning January 1, 2006, we record compensation expense in our statements of income for equity compensation instruments, including employee stock options, using the fair value method.  Our reported financial results beginning in the first quarter of 2006 will be negatively and materially impacted by this accounting change.  Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

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

Since 2003, we have significantly expanded our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated in local currencies and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE in Euros, and we incur employee and other operating costs in foreign currencies.  As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results.  In prior years, we have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes.  As of September 30, 2005, we had no outstanding forward exchange contracts.  We recognized a net currency exchange loss on foreign currency denominated transactions of $217,000 for the nine months ended September 30, 2005 compared to a net loss of $10,000 for the same period of 2004.  Significant fluctuations in currency exchange rates may negatively impact our consolidated sales and earnings.

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

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 (the “‘609 Patent”) and U.S. Patent 4,816,224 (the “‘224 Patent”), owned by Roche and/or its affiliates (the “Indiana Case”).  Biosite filed an answer and counterclaims to Roche’s complaint in February 2005.  In March 2005, at the mutual request of Biosite and Roche, the Indiana Case was, for purposes of claim construction of the ‘609 Patent only, consolidated-in-part with two other cases filed by Roche against several unrelated parties and pending in the same trial court.  The hearing on this subject of claim construction, which is commonly referred to as a Markman hearing, with respect to the ‘609 Patent occurred on August 1, 2005 and in October 2005 the court issued a ruling on the subjects at issue at that hearing.  The parties are engaged in discovery with respect to the Indiana Case.  Roche is seeking unspecified monetary damages and injunctive relief, among other remedies.  We believe Roche’s allegations of infringement of the ‘609 Patent and ‘224 Patent are without merit and we are vigorously contesting these claims.

Also, in November 2004, Biosite filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite.  The patents relate to methods for the measurement of cardiac troponin forms.  Roche filed an answer and counterclaims to our complaint in March 2005.  In October 2005, Biosite amended its complaint, further alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are also infringing U.S. Patent 6,939,678, a newly issued patent assigned to Biosite that is also related to methods for the measurement of cardiac troponin forms.  The parties have commenced preliminary discovery with respect to the California case. Biosite is seeking unspecified monetary damages and injunctive relief, among other remedies.  We believe our claims have merit and we are vigorously pursuing their prosecution.

ITEM 6.  EXHIBITS

3.(i)(1)	Restated Certificate of Incorporation.
3.(i) (1)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.(i)(1)	Certificate of Designation of Rights and Preferences of Series A Participating Preferred Stock.
3.(ii) (4)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.(iii)(3)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate with rights legend.
10.42 (A)	Biosite Incorporated 2002 Nonqualified Stock Incentive Plan.
31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer.
31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer.
32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer.
32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer.

(1)	Incorporated by reference to the exhibit of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(2)	Incorporated by reference to the exhibit of the same number to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(3)	Incorporated by reference to exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(4)	Incorporated by reference to exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(A)	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2005	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Senior Vice President, Finance, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)