Form 10-K
period 2005-12-31
BIOSITE INC
filed 2006-03-16
CIK 834306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21873

BIOSITE INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	33-0288606
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9975 Summers Ridge Road
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (858) 805-2000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐  No   ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on June 30, 2005 as reported on the Nasdaq National Market, was approximately $785,000,000. Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission, or SEC, as of June 30, 2005.

As of March 10, 2006, there were 17,469,763 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from Registrant’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Registrant’s 2006 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

BIOSITE INCORPORATED

FORM 10-K

INDEX

PART I

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Biosite®, Triage®, Omniclonal® , CardioProfilER® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated. MultiMarker Index™, Triage ProfilerCP™ and the Company’s logo is a trademark of Biosite Incorporated. Beckman Coulter® is a registered trademark of Beckman Coulter, Inc. This annual report on Form 10-K also contains trademarks and trade names of other companies.

i

PART I

Item 1.                    Business

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including: our ability to obtain regulatory approvals and complete clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to successfully expand our business through direct sales in certain European countries; the outcome of ongoing litigation between us and Roche Diagnostics Corporation and its affiliates; potential contract disputes or patent conflicts; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-K. We disclaim any intent or obligation to update these forward-looking statements.

Overview

Founded in 1988, Biosite® Incorporated is a medical diagnostic company utilizing a biotechnology approach to create a broad and diverse portfolio of market-leading diagnostic tests. Our business model is designed to be fully integrated from discovery to customer, with a focus on patenting novel protein biomarker panels, manufacturing complex products at appreciable profit margins, employing strategic clinical studies and trials to validate our products’ diagnostic utility, and an emphasis on education when marketing our pioneering diagnostics directly to healthcare providers.

Our product development strategy is to use our expertise and capabilities in high-throughput screening and data mining techniques to validate novel blood protein biomarkers, which when measured individually or in combination with other biomarkers via our proprietary test system, we believe provide better diagnostic information than tests currently available on the market. To accomplish this we first attempt to discover or license the diagnostic rights to novel proteins on an exclusive or semi-excusive basis. We then use monoclonal antibody technology to validate blood-borne protein disease biomarkers and panels of biomarkers that can serve as the basis for new proprietary diagnostic products intended to potentially improve the quality and cost-effectiveness of medical care. We then seek to commercialize our products using our, portable, rapid testing platform, which employs a variety of technologies relating to phage display antibody expression, microfluidics sample processing, and fluorescence energy transfer signaling, for quick, accurate and simultaneous measurement of one or more blood protein biomarker concentrations.

To date our marketing and sales efforts have primarily targeted hospitals, and particularly emergency departments, or EDs, where rapid, accurate diagnosis is important for high quality, cost-effective healthcare. Recently, we also began to market our diagnostic products to physician offices. We believe that in the future our existing or potential products could be used in a variety of healthcare sites for diagnosis, and possibly for pre-emptive detection or monitoring of chronic diseases, such as heart failure.

We have been profitable since the third quarter of 1999 and intend to continue building our business with funds generated from our operations. During 2005 our revenues were $287.7 million, our pre-tax operating margin was 29% and our net income was $54.0 million. Also during 2005, our cash and marketable securities increased 83% from $72.4 million at December 31, 2004 to $132.4 million at the end of 2005. Cash flow activity during this period included cash generated from operating activities of $91.5 million and an additional $33.4 million investment in our corporate complex.

Discovery

The recent upsurge in the understanding and utility of human biomarkers or analytes has been the catalyst for our discovery efforts. These biomarkers include proteins, peptides, enzymes, hormones and other blood-borne molecules that are the biologically active components of normal and diseased physiology. In most diseases, tissue damage and biological response mechanisms change the blood levels of analytes enabling them to be used as diagnostic “disease biomarkers.”  Most disease biomarkers currently in clinical use signal disease when their concentrations rise above a defined normal cut-off point. For example, above-normal concentrations of the following markers result in a positive disease diagnosis:

Marker	Disease
Glucose	diabetes
Prostate specific antigen	prostate cancer
Hepatitis surface antigen	hepatitis B
B-type natriuretic peptide, or BNP	heart failure

Given the low returns to date, biomarker discovery has historically been viewed as an expensive, time-consuming and risky undertaking for commercial enterprises. As a result, large diagnostic companies generally look to academic researchers for new biomarker validation or rely on clinically proven biomarkers in developing testing menus.

Over the past decade or so, one of the most exciting areas for medical research has been the field of genomics, which is the study of the human genome. This research, aimed at understanding the genetic bases of diseases, has spawned the field of “molecular diagnostics.”  Many medical diagnostic companies are pursuing opportunities in the area of molecular diagnostics with the goal of using measurements of genetic differences among patients as a way to diagnose or predict human diseases.

While most commonly associated with genes, the ultimate function of the human genome is to produce proteins, and the multitude of proteins produced by the human genome is termed the human proteome. We focus on mining the human proteome for diagnostic biomarkers for which we can obtain exclusive or semi-exclusive rights to develop, market and sell in major commercial markets. We are discovering useful correlations between blood-borne proteins and the diagnostic questions most frequently and urgently asked by caregivers. As a near term commercial target, we believe the proteome offers important clinical advantages over the genome. First, disruptions in blood levels of proteins reflect not only genetic differences, but also disease-induced abnormalities not programmed into the human genome. Second, antibody-based measurements of blood proteins are faster, simpler and cheaper to report in the clinical setting than are commercial technologies for detecting gene variations. Consequently, while we believe molecular diagnostics will play an important role in disease prediction and detection, we think the near-term commercial potential of blood protein measurement is more attractive.

We have developed our own internal program, Biosite Discovery, focused on identifying novel proteins or combinations of proteins that function as disease biomarkers and have high diagnostic utility. Key to Biosite Discovery is our proprietary Omniclonal® phage display antibody development technology, which enables the rapid and cost-efficient development of immunoassays that can be used to evaluate up to several hundred potential disease biomarkers each year.

Our Biosite Discovery program encompasses a three-step process:

1.       Through a variety of collaborations, we collect patient blood samples related to disease states in which we are interested. These samples include disease-specific samples, samples from patients with conditions that mimic the targeted disease, as well as samples from a normal, disease-free population. We seek to establish comprehensive sample banks, accumulating thousands of samples. Sample collection can be time intensive and subject to fluctuations in timing, and, as a result, our ability to establish relationships and collaborations with reliable sources of samples is essential.

2.       Once samples are available, we use them for testing as we conduct “marker mining” to find biomarkers with high diagnostic utility for a targeted disease. To do this, we use immunoassays, which require tightly binding, or high-affinity, antibodies, to test potential markers against our samples bank. Our ability to efficiently develop large quantities of high-affinity antibodies for these research immunoassays allows us to screen large numbers of markers in our efforts to identify those most suitable for a diagnostic product.

3.       When data for potential biomarkers is available, we use a proprietary software system to define the priority of the biomarkers in terms of their importance in diagnosing the targeted disease. This enables us to determine the optimal markers for a diagnostic product. Once this decision is made, the product proceeds to development.

We believe that our Biosite Discovery model is significantly different from discovery methods employed by other companies in the diagnostics industry and we view this as a competitive advantage. Some of our differentiating qualities include:

Rapid Antibody Development:  We believe we enjoy a unique position in the area of phage display antibody development. We believe that our internal antibody development capabilities allow rapid identification and development of antibodies with optimal specificity, affinity and stability characteristics. Using our proprietary Omniclonal phage display antibody development technology, we can quickly create high quality antibody libraries in weeks. Following evaluation for clinical relevance, the useful antibodies can be economically produced in large reproducible quantities.

High Throughput Capacity:  Because we utilize a highly efficient antibody technology and have automated the most significant liquid handling steps, we believe we currently have a high throughput capacity to develop high affinity antibodies. With this high throughput capacity, we are able to generate antibodies to a substantial number of targets in a cost-efficient manner. This permits us to take on significant discovery endeavors to identify, evaluate and develop novel diagnostics.

Target Validation Approach: We focus on serious health problems that are in need of improved diagnosis, prognosis and monitoring. To gain access to large numbers of protein targets and clinically documented samples that can be studied for association with selected diseases, we collaborate with commercial companies and clinical institutions. We believe we have expertise in establishing sample banks that can be used for validation purposes. Combined with our ability to efficiently develop assays used to study potential biomarkers, this enables us to study high numbers of proteins thereby increasing the possibility of validating high-potential biomarkers. For instance, in developing our potential sepsis test, we have studied more than 100 proteins and peptides, as well as numerous combinations of these using hundreds of patient samples. We believe that most other diagnostic companies would have to outsource this type of work and rely on slower and more costly methods in order to replicate our processes.

Development

We have a track record of successfully moving novel diagnostics, including the Triage® BNP Test, through the development pipeline. We commercialized the first portable fluorescence-based quantitative immunoassay platform, the Triage MeterPlus. We also developed the first rapid, quantitative point-of-care immunoassays to receive U.S. Food and Drug Administration, or FDA, clearance for the measurement of cardiac markers as an aid in the diagnosis of acute myocardial infarction, of BNP as an aid in the diagnosis of heart failure, and of overdosed and abused drug analytes as an aid in the identification of drug overdose.

Our on-going product development goal is to provide physicians with timely and relevant information upon which to base their diagnoses, prognoses and therapeutic strategies. Historically, we have made significant investments in research and development, exceeding traditional diagnostic industry standards. These investments have yielded several proprietary advances in the biological and physical sciences that serve as the basis for our diagnostic marker discovery platform and make practical the development and manufacture of rapid, accurate and cost-effective diagnostics. Our products integrate our expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, development of highly sensitive fluorescence energy transfer dyes, signaling chemistry, microcapillary protein array technology and sample handling, each of which is described below. By combining research capabilities in each of these areas, we create novel single and multi-analyte diagnostics that overcome the limitations of traditional diagnostic technologies and seek to address the significant unmet need for effective, real-time diagnostic information. Recently, we have enhanced our expertise in the development of test panels capable of multi-marker measurements.

Antibody Development and Engineering: Traditionally, antibodies have been recognized as valuable tools for the characterization of protein targets because they can be used to localize the protein in tissues, to quantify precisely the protein in body fluids at very low concentrations and to modulate the biological activity of the protein by, for example, binding to the protein and blocking its natural function. Antibodies have traditionally been derived from immunization of animals and either the harvest of antiserum containing antibodies or the development of monoclonal antibodies using hybridoma technology, which was developed in the 1970s. Antisera are generally of limited utility and monoclonal antibody technology is labor intensive and not cost-effective for the validation of large numbers of protein targets.

Initially, we incorporated hybridoma technology into our research programs; however, the time consuming and resource intensive nature of this hybridoma technology limited the scope of research that could be performed. The advent of phage display of antibodies, and improvements in that approach over the past decade, has enabled the development of antibodies with much greater efficiency than the previous methods. Whereas it could take nine months or more to develop antibodies using hybridoma technology, phage display could produce antibodies within a few months at a substantially lower cost.

For more than a decade, we have been in-licensing and developing proprietary antibody development and production technology based on phage display, which creates genetically engineered, antibody-producing microorganisms. The technology enables the high throughput generation of custom Omniclonal antibody libraries containing gene encoded antibodies specific to a selected target analyte. Omniclonal antibodies produced from such libraries can contain thousands of different antibodies that bind to a target analyte with high affinity, which refers to an antibody’s ability to bind tightly to targets and is a highly desired attribute. Monoclonal antibody candidates can be rapidly selected from an Omniclonal antibody library and produced in quantities sufficient for product development. During the course of product development, unexpected antibody cross reactivities often require additional selection of antibodies to improve the assay specificity. Unlike hybridoma technology, Omniclonal antibody libraries can rapidly provide additional antibody candidates in these circumstances.

The intellectual property required for commercial development of phage display antibodies is fragmented, because important parts of the process were discovered in many laboratories around the world. As a consequence there are many issued patents that cover individual steps between antibody discovery and commercial production. Since the early years of our research programs, we have been successfully negotiating licenses to the critical pieces of technology, in addition to inventing our own processes relating to the commercialization of phage display of antibodies. In effect, we believe that our own inventions and know-how in this field combined with our portfolio of licenses, many of which are non-exclusive, provide us with a unique position. We view this as an important competitive advantage.

Analyte Cloning and Synthesis: Our molecular biology capabilities include the cloning and identification of specific proteins useful in the development of immunoassays. We developed proprietary expression vectors that enable the production and purification of these proteins for the development of antibodies and for use as calibrators and controls in our immunoassay products. In addition, our considerable expertise in synthetic organic chemistry allows the synthesis of targets and useful derivatives. We develop products where the targeted analyte is small (i.e., haptens, such as drugs) or large (i.e., proteins, such as cardiac enzymes). We believe that the ability to develop, stabilize and manufacture the target analyte or its analogues is key to the development of highly accurate immunoassays.

Highly Sensitive Fluorescence Energy Transfer Dyes: Immunoassays require the attachment of a detectable label to an antibody or target analyte. We developed a variety of labels for use in our products. For our qualitative products, a visual label that produces color is attached to antibodies or analytes through either non-covalent or covalent chemical methods to provide yes/no results. For our Triage MeterPlus platform products, we developed novel fluorescent dyes that are attached to antibodies or analytes using both noncovalent and covalent chemical means. Although fluorescence is a potentially powerful label for use in immunoassays, its potential has been limited by the lack of available dyes that are stable and have no sample interference, and by the requirement of a complex instrument for detection. We have invented our own proprietary dyes that satisfy four criteria:

•        they are usable with complex biological samples such as serum, plasma and whole-blood;

•        they are stable for the dating period of the product;

•        they utilize fluorescence energy transfer, which results in a substantial phase shift away from background fluorescence in samples; and

•        they are excited at near infrared wavelengths chosen to be compatible with inexpensive solid state components.

Microcapillary/Protein Array Technology: We developed proprietary technology to design, develop and manufacture protein arrays containing microcapillaries to control the flow of fluids in immunoassay processes. Our qualitative testing device format uses microcapillaries to draw fluids across immobilized antibody zones for the detection of specific substances.

Our quantitative testing device format moves fluids through the microcapillaries in a controlled manner. When a sample is added to the quantitative assay device, a filter contained within the device separates blood cells from plasma. Then the plasma moves by capillary action into a chamber that contains dried fluorescent immunoassay reagents. Inside the chamber, the analytes that are to be measured bind to the fluorescent immunoassay reagents. After an incubation time that is determined by another microcapillary element of the array we call the time gate, the sample flows through a microcapillary path termed the protein array. The protein array is comprised of antibodies that are specific to the analytes and immobilized onto the surface of the device in discrete zones. The fluorescent reagents, which are bound to the analyte, bind to the respective zones on the protein array. The excess sample that was added to the device washes the unbound fluorescent reagents from the protein array. The binding of fluorescent reagents at the protein array is detected by our Triage MeterPlus and the fluorescence intensity at the discrete zone is related to the concentration of the substance or analyte being tested and measured in the sample. We also developed the engineering capability to design unique microcapillary structures in plastic parts and to fabricate them in commercial scale quantities using injection molding processes.

Sample Handling: We developed proprietary technology relating to sample handling and preparation, including technology that allows whole-blood to be passively separated into its plasma component or to be passively lysed to release the target analyte. We also developed technologies for the handling of stool samples that concentrate and purify the target analytes or organisms from solid stool materials. In addition, we developed technologies that can be used to assay urine samples.

The MultiMarker Index™: Because many acute diseases and conditions, such as chest pain, stroke, sepsis and abdominal pain, are complex and have multiple causes, we are focusing a considerable portion of our development efforts on multi-marker test panels. Through Biosite Discovery, we believe we can select the optimal markers for a targeted condition. Our research has shown that individual measurements of markers may not always provide the most accurate result. Therefore, we have developed a proprietary process for reducing multiple biomarker measurements to a single MultiMarker Index, or MMX, value that we believe can be more easily interpreted and is more accurate than single marker measurements in the clinical setting for diagnosis and prognosis.

The MMX uses a panel of protein measurements to generate a single quantitative value which reflects the probability or severity of disease. To validate each MMX algorithm we research a large number of protein targets that are potentially relevant to a disease – for instance, more than 70 in the case of stroke. We then measure blood levels for all of these proteins in a large library of patient samples for which the ultimate disease diagnoses or prognoses are known. Using our proprietary computer algorithms, we can empirically determine which protein biomarkers provide diagnostic information about the disease and select for commercial development the panel of protein biomarkers that delivers the required diagnostic utility. To our knowledge, Biosite is unique in the world for using this MMX approach to correlate multiple blood protein levels to disease diagnosis and prognosis.

We recently launched our first product incorporating MMX, the Triage Stroke Panel, in Europe and currently have several additional potential MMX products in development. The Triage Stroke Panel is not currently approved for sale or use in the United States, but a Premarket Approval Application, or PMA, for that product has been submitted to the FDA. In April 2005, we received a letter from the FDA indicating that the PMA submitted in 2004 for the Triage Stroke Panel is on hold pending submission of additional information. The letter further states that the issues raised need to be resolved before the FDA can complete its review, otherwise the PMA in its current form would be considered not approvable. In October 2005, the FDA agreed to our request for a 180-day extension to the PMA.

An important component of our product development strategy is to validate the clinical usefulness of our new products. Historically, most new products in the diagnostics arena measured biomarkers or analytes, such as glucose, cholesterol and prostate specific antigen, for which clinical validity was already established. Consequently, the pre-market validation process for these tests usually focused on showing that the new product measurements correlated with diagnostic products already on the market. Manufacturers could perform this validation in their own laboratories. Many potential Biosite products lack pre-existing diagnostic models and we will be required to demonstrate safety and effectiveness to regulatory agencies, as well as clinical value to medical thought leaders and others.

To this end, we have developed organizational and institutional relationships necessary to sponsor large clinical studies with the goal of obtaining data to support the diagnostic indications that we wish to claim for our products. We may also fund follow-on clinical studies once a product is launched to demonstrate that our products favorably affect outcomes or provide clinical value to the diagnostic process. While our clinical trial process adds considerable time and expense to our development timelines, we believe it provides us with important competitive advantages and, most importantly, can help improve patient care.

We believe that our novel approach to discovering and developing new multi-marker diagnostic products for unmet applications will provide us with the best opportunity to establish and maintain broad patent protection, which may in turn support a favorable market position for our products. Many of the technologies that enable our products are already covered by issued patents or are the subject of patent filings. We have filed foundational patent applications covering our MMX approach to diagnosis and prognosis, which claim both the algorithm used to derive a MMX value, as well as certain combinations of proteins for specific diseases and conditions, such as stroke, sepsis, chest pain, shortness of breath, myocardial infarction, acute coronary syndrome and abdominal pain.

Commercialization

Hospital Market

Currently, our products are principally sold to acute care hospitals and are often used on patients presenting to EDs. In the United States, acute care hospitals number approximately 5,400.

According to reports published by the American Hospital Association, or AHA, U.S. hospitals are increasingly challenged in their efforts to meet the needs of their communities. Issues confronting hospitals today include workforce shortages, increases in liability insurance, higher costs associated with care accompanied by lower payments, shortages of critical care capacity and ED overcrowding resulting in patient diversions and related costs. In 2004, nearly one-third of U.S. hospitals lost money overall.

In recent years, rising demand for ED services in the United States has accompanied constrained capacity. According to statistics published by the U.S. Centers for Disease Control and Prevention, between 1993 and 2003, ED visits increased more than 26%, an estimated average of 2 million visits per year. The greatest increase was among elderly patients, many of whom have chronic medical conditions. In 2003, abdominal pain, chest pain, fever, and cough were the leading patient complaints, accounting for nearly one-fifth of all visits. While the number of ED visits continues to increase, the overall capacity of the nation’s EDs has decreased, with hundreds of emergency departments closing in the past 10 years. The resulting strain on existing EDs has been intensified by a shortage of inpatient beds, which results in backlogs in the ED as patients wait for beds to open so they can be admitted. In 2003, approximately 14% of ED visits in the U.S. resulted in hospital admission. While the problem of ED overcrowding and diversion is most evident in urban and teaching hospitals, nearly 50% of all U.S. hospitals reported capacity problems in 2005.

The supply of hospital workers is not keeping pace with the increase in demand. Many hospitals report or project shortages in nursing and laboratory personnel, areas key to diagnostic evaluation. Furthermore, the AHA reports that 41% of U.S. community hospitals have lost specialty coverage in the ED for a period of time, requiring hospitals to incur additional cost for specialist services, often placing even more burden on ED physicians and other clinicians.

In Europe, where our marketing efforts today focus primarily in western countries, the market is characterized by varying concentrations of hospitals among regions, differing reimbursement systems, pressures to reduce length of stay and declines in hospital capacities, which vary from region to region. Similar to the United States, hospitals in Europe are classified into two tiers: teaching hospitals, which are large university-affiliated institutions supported by state-of-the-art technology and thought leaders, and less advanced regional and rural hospitals that often refer more complex cases to top-tier centers. In Europe, however, there are also more sub-specialty facilities that may specialize in treatment for a particular condition. Today, many European hospitals are government-controlled.

Within hospitals worldwide, diagnosis is typically accomplished through a battery of testing methods including immunoassays. Historically, the majority of immunoassay testing has been accomplished through a centralized process using large automated analyzers housed in the central laboratory. Generally, the cost of a single high-throughput central laboratory instrument is considered to be an expensive investment and involves a multi-year commitment. These platforms are typically marketed to clinical laboratories that run tests, rather than to the physicians who order diagnostics. There are a variety of automated analyzers to choose from and menus are typically not proprietary, therefore, competition is intense and the industry suffers from low margins compared with other medical devices. Competition within the diagnostics industry has traditionally centered around improvements in cost-effectiveness, throughput and the ability to precisely measure disease markers. Industry leaders tend to be those companies with low cost positions and the marketing mass to succeed with commodity product lines.

While automated immunoassay analyzers may meet hospitals’ routine testing needs, the use of centralized automation can lead to lengthy turnaround times, delaying delivery of vital information to the physician. Additionally, centralized immunoassay analyzers require high volumes of sample throughput to justify the substantial investment in equipment, frequent calibration and quality control testing, training, staffing and other costs required to operate and support the systems.

Given the dynamics of today’s healthcare systems, we believe that significant market potential exists for rapid diagnostics with novel applications that are capable of precise quantitative measurement of single or multiple analytes. We view our medical diagnostic products as a means of improving and advancing medical care by enabling hospital physicians to triage or evaluate patients quickly, accurately and cost-effectively in order to make important medical decisions. Studies, including one published in the February 2004 issue of the New England Journal of Medicine, have shown that rapid testing, including point-of-care testing, may help to reduce overall healthcare delivery costs and improve patient outcomes by providing diagnosis in a reduced period of time, thereby minimizing the time to medical intervention. Patients undergoing emergency procedures can benefit from more timely and accurate testing results, both of which improve decision-making, which could limit unnecessary use of costly inpatient care. Faster diagnosis can also permit earlier and more appropriate patient management, potentially shortening the duration of illness. Furthermore, the development of new diagnostics for diseases that currently lack accurate diagnostic products could improve treatment and provide better outcomes.

Physician Office Market

In 2003, we also began to market our products to outpatient physicians, primarily for use in physician office laboratories. While all of our products are available for use in physician office laboratories, or POLs, to date, our marketing efforts in this segment have focused on the Triage BNP Test, which aids in the diagnosis and assessment of heart failure. Given the chronic nature of this disease and the concern that it may advance to highly serious stages, we believe physicians would have an interest in using the Triage BNP Test for early diagnosis of heart failure and for ongoing assessment and risk stratification.

Among physician offices, immunoassay testing typically occurs in small on-site centralized POLs that serve a physician group or clinic, or in large off-site commercial laboratories. POLs typically use small to mid-size laboratory analyzers to perform immunoassay testing. These laboratories can provide convenience and enable reasonably rapid turnaround of test results, but are typically only justified for larger group practices and clinics. Furthermore, due to space considerations, their test offerings may be limited. Commercial laboratories can provide full service utilizing very large automated analyzers, with broad menus and rapid throughput. However, since tests are performed off-site, delivery of test results may take several days and testing generally tends to be expensive. Although some blood testing does occur in physician offices, this is usually limited to testing that can be accomplished using simple one-step technology that does not require blood to be drawn from the veins in the office.

We market the BNP Test to approximately 15,000 physician office labs that are licensed to run moderately complex tests and serve physicians seeing heart failure patients.  In August 2005, the Triage BNP Test was granted a CLIA waiver by the FDA, substantially expanding healthcare professionals’ access to the 15-minute blood test to aid in the diagnosis and assessment of patients with symptoms of heart failure.  The CLIA waiver expands access to the test to additional cardiology offices, family practices and internal medicine offices that see heart failure patients which number approximately 6,000, 10,000 and 14,000 respectively, allowing more patients to benefit from rapid evaluation.

We believe that significant validation of the Triage BNP Test in physician offices will be necessary in order to achieve widespread acceptance of this diagnostic test, particularly among family practice and internal medicine physicians, who are unlikely to be familiar with BNP.

Cardiovascular Products

Our cardiovascular products are designed to aid in the rapid and accurate diagnosis of several conditions stemming from disease or dysfunction related to the heart, lungs or other areas of the vascular system. These conditions include acute coronary syndrome, heart failure, pulmonary embolism and stroke. Certain tests are also cleared to aid in the assessment or disease severity or patient risk stratification.

Acute coronary syndrome, or ACS:  A spectrum of conditions involving chest discomfort or other symptoms caused by lack of oxygen to the heart muscle. These conditions may include acute angina, silent heart attack and heart attack. The accurate diagnosis and proper management of patients with these conditions require the emergency medicine physician to consider the entire spectrum of ACS, with emphasis placed on early diagnosis and rapid treatment. Each of these syndromes has its own prognosis, pathophysiology and specific management strategy.

Heart failure: A chronic inability of the heart to maintain an adequate output of blood from one or both of its ventricles, resulting in congestion or swelling of certain veins or organs, and an inadequate blood supply to the body. In advanced stages heart failure can lead to severely decompensated heart pumping action. Early diagnosis is important to reducing the risk of disease advancement.

Pulmonary embolism: A pulmonary embolism, or thromboembolism, occurs when a blood clot, generally a venous thrombus, becomes dislodged from its site of formation and embolizes to the arterial blood supply of one of the lungs. Symptoms may include difficulty breathing, pain during breathing, and more rarely circulatory instability and death. Treatment is with anticoagulant medication.

Stroke: The most acute event related to cerebral ischemia, which occurs when there is a decreased supply of blood to the brain or part of the brain caused by blockage of the supplying blood vessels, resulting in damage to the brain. A similar event, transient ischemic attack, or TIA, causes short-term ischemia but does not result in permanent brain damage. However recently issued stroke guidelines recommend that TIA be treated with the same urgency as stroke. We believe that further research may lead to the definition of a spectrum of conditions associated with cerebral ischemia.

The following table sets forth information on select Biosite products commercially available in 2005 in the United States and/or Europe.

PRODUCT	LAUNCH	BIOMARKER	APPLICATION(1)	2005 REVENUES
Triage Cardiac Panel	1998	CK-MB, Troponin I, Myoglobin	• Aid in the diagnosis of myocardial infarction (injury) (MI)	$26.2 million
Triage BNP Test products	2001	BNP	• Aid in the diagnosis and assessment of severity of heart failure • Aid in the risk stratification of patients with acute coronary syndrome (ACS) and/or heart failure	$189.6 million
Triage CardioProfilER® Panel	2003	CK-MB, Troponin I Myoglobin and BNP	• Aid in the diagnosis of MI (injury) • Aid in the diagnosis and assessment of severity of heart failure • Aid in the risk stratification of patients with ACS	$10.5 million
Triage Profiler Shortness of Breath Panel	2004	CK-MB, Troponin I Myoglobin, BNP and D-dimer

•  Aid in the diagnosis of MI (injury)

•  Aid in the diagnosis and assessment of severity of heart failure

•  Aid in the assessment and evaluation of patients suspected of having disseminated intravascular coagulation or thromboembolic events, including pulmonary embolism (PE)

•  Aid in the risk stratification of patients with ACS

Triage D-Dimer Test	2005	D-dimer	• Aid in the assessment and evaluation of patients suspected of having disseminated intravascular coagulation or thromboembolic events including PE	$2.8 million
Triage Stroke Panel (2)	Q3 2005	S-100 beta, D-dimer, BNP and MMP-9	• Aid in the assessment and diagnosis of stroke	NA

(1) These indications have received FDA clearance. Pursuit of new applications would require that we seek additional clearances for the new applications from the FDA.

(2) In December 2004, we filed a PMA with the FDA seeking approval to market our diagnostic product for stroke. In April 2005, the PMA was placed on hold pending the submission of additional data requested by the FDA. In October 2005, the FDA granted the 180-day extension for the PMA. We are on track to submit additional clinical data pertaining to our Triage Stroke Panel within the extension granted by the FDA. The data are intended to broaden and further diversify the population analyzed in Biosite’s initial clinical study. The Triage Stroke Panel was launched in several European countries during the third quarter of 2005.

According to the 2005 U.S. National Hospital Ambulatory Medical Care Survey, millions of individuals visit EDs with complaints of shortness of breath, breathing difficulty and chest pain. All are symptoms common to serious cardiovascular diseases; however they can also be related to diseases and conditions such as pneumonia, bronchitis and flu. Because many of these patients are among the elderly, a patient population subject to multiple overlapping diseases, physicians must consider several possible diagnoses. Differentiating patients experiencing or at risk of acute events from patients with less severe conditions can be vital to saving lives or precluding disease advancement. Additionally, misdiagnosis of cardiovascular disease is a significant source of healthcare costs in the United States, with the cost of unnecessary hospitalization of chest pain patients estimated to exceed $2.5 billion annually.

All of our cardiovascular tests are available in a rapid format that measures biomarkers simultaneously and provides a quantitative result in about 15 minutes. Since January 2004, the Triage BNP Test has also been available in a format that can be run on Beckman Coulter Immunoassay Systems. Given the complexity of many cardiovascular diseases, we believe that in most cases the measurement of multiple markers, each of which can provide information on a different aspect of an event, will be superior to the measurement of a single marker in terms of achieving rapid and accurate diagnosis.

Drug Overdose Products

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

We introduced the first Triage Drugs of Abuse Panel in 1992 and launched the second-generation Triage TOX Drug Screen in January 2002. The Triage Drugs of Abuse Panels and Triage TOX Drug Screen are rapid, qualitative urine screens that analyze a single test sample for different illicit and prescription drugs or drug classes, and provide results in approximately 10 to 15 minutes. The Triage Drugs of Abuse Panels are configured to test for various combinations of drugs and provide a visual result in about ten minutes. The Triage TOX Drug Screen is a test device used for the simultaneous detection of parent compound and/or the major metabolites of up to eight drug classes (nine unique assays) in urine. A qualitative (positive or negative) result is available in about 15 minutes.

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

Prescription drugs tested by the Triage Drugs of Abuse Panel include:

•        barbiturates (Phenobarbital);

•        benzodiazepines (Valium, Librium, Halcion);

•        tricyclic antidepressants (Elavil, Tofranil);

•        propoxyphene (Darvon); and

•        methadone.

Sales and Distribution

To market our products, we utilize a direct sales team that focuses on hospitals with more than 200 beds and smaller hospitals that are high volume users of our products. The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals and in U.S. physician offices. We have a distribution agreement with Fisher that extends through December 31, 2008. Sales to Fisher represented 84% and 86% of our product sales in 2005 and 2004, respectively.

Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, also distribute our product to U.S. physician offices. We may also engage other distributors and/or supplement our own small direct sales force for this market in the future. A field-based network of clinically experienced individuals supports the sales effort access to all of our markets by providing pre- and post- sale education and training.

In international markets, we have established direct selling efforts in several European countries and utilize a network of country-specific and regional distributors in other areas. In the future, we may transition to direct sales and distribution of our products in additional countries. Sales to international customers in 2005, 2004, and 2003 totaled $35.9 million, $26.0 million and $14.5 million, respectively.

Because our products are designed to improve the practice of medicine, rather than merely reduce the cost of testing, we invest substantially in relevant education for healthcare clinicians using our diagnostic products. While diagnostic companies traditionally market their products solely to clinical laboratories, we believe we generate demand for our products among laboratory clinicians, physicians and hospital administrators by demonstrating the medical and economic advantages of our diagnostic products. Supporting our worldwide sales team is a field-based network that includes clinically experienced individuals providing pre- and post- sale education and training and customer and technical support resources to assist with ongoing utilization of our products. As of December 31, 2005, our worldwide sales team and our supporting in-house and field-based network consisted of 94 and 75 representatives, respectively.

Products Under Development

Our strategy for potential future products, including our current products under development, is to focus our attention on large market opportunities where we can potentially achieve market leadership and/or a proprietary patent position related to disease biomarkers with novel therapeutic, diagnostic and/or prognostic applications. Our development efforts focus on new marker mining as well as on the investigation of new applications for existing markers and/or combinations of existing markers. To support our efforts, we utilize a variety of means to gain access to potential markers such as internal research, licensing and collaborations. We are currently researching many potential disease marker candidates. Additionally, we have established clinical collaborations with many leading medical institutions that provide samples for use in our research efforts. Among the products with novel diagnostic and/or prognostic applications that we are attempting to develop are diagnostic products for cerebral ischemia or stroke, cardiovascular disease, sepsis, acute kidney injury and abdominal pain.

Cardiovascular Disease

Cardiovascular disease is a primary focus area of our research and development efforts and product development is underway in a number of different areas. In addition to developing diagnostic products that can be used to detect a specific disease, we are also concentrating our efforts on the development of multi-marker panels that can be used with patients exhibiting symptoms that could be associated with a variety of diseases. These panels are intended to help physicians quickly and accurately distinguish between causes of symptoms. Together with various commercial and clinical collaborators, we are continuing to analyze other protein targets believed to be associated with ACS and other cardiovascular diseases.

We are continuing to research potential cardiac markers and combinations of cardiac markers that may further assist in evaluating and diagnosing chest pain patients. In December 2005, we submitted a 510(k) Premarket Notification to the FDA seeking clearance for the Triage MPO Test and the Triage CardioProfilER Panel with MPO. A biomarker of inflammation of the vasculature, myeloperoxidase, or MPO, has been found to be elevated in patients with an acute risk of near-term cardiac events. MPO appears to be an indicator of unstable atherosclerotic plaque and has been shown to elevate earlier than current markers of cardiac cell death. MPO is believed to be useful as an aid in the early diagnosis of myocardial infarction and could signal risk for heart disease or heart attack in patients with chest pain or ACS. We licensed certain diagnostic rights to MPO in 2004 under an agreement with The Cleveland Clinic Foundation and Prognostix, Inc.

Sepsis

Sepsis is a complex syndrome that can take on a variety of different forms. In general, it is an inflammatory reaction initiated by microorganisms, including bacteria, viruses and fungi, which can cause widespread damage to the blood vessels leading to circulatory shock, organ failure, gangrene of extremities and death. In the United States, each year approximately 750,000 patients develop sepsis and the aging population is accelerating the prevalence of the disease. Overall mortality of patients developing sepsis ranges from 30% to 60%. Total annual costs for sepsis exceed $16 billion in the United States with the average hospital cost per adult case estimated to be approximately $22,000.

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

Acute Kidney Injury

We have recognized that there is a medical need to make an early assessment of kidney injury in several hospital settings. At this time there is no methodology to make a timely assessment of kidney injury. Physicians currently use creatinine, which is only a functional marker, as an indicator that an injury has taken place.  Although creatinine is widely used by the medical community, its limitations are also widely acknowledged.  The use of this current method does not enable effective treatment to be provided because creatinine lags behind renal injury.   We believe there is a compelling business opportunity for a rapid and accurate diagnostic test that can aid in the early identification of kidney injury, 48-72 hours prior to a rise in creatinine. Patients with acute renal failure and complications with other organ dysfunction can have mortality rates as high as 40 percent to 70 percent, and acute renal failure is associated with various high cost medical problems, treatments, and procedures.  By rapidly assessing the likelihood and potentially the extent of kidney injury prior to the kidney undergoing irreversible damage, we believe we can give healthcare providers the opportunity to use available treatment options to avoid or reduce injury and significantly improve the outcome of the patient.

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

Currently, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers. We expect that companies offering automated laboratory analyzers will compete vigorously to maintain their dominance of the testing market. Although we now offer our Triage BNP Test for use on Beckman Coulter Immunoassay Systems, our remaining products are not currently designed for automated batch testing. In order to achieve the broadest market acceptance for our products, we will be required to demonstrate that our products provide cost-effective and time saving alternatives to certain tests performed on automated analyzers. This may require healthcare providers to change their established means of having such tests performed. Our rapid products may not be able to compete with the testing services provided by traditional laboratory services.

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

For example, our two formats of the Triage BNP Test are currently among several FDA-cleared blood tests for use as an aid in the diagnosis of heart failure. Roche Diagnostics and Dade Behring, which offer tests that measure NT-proBNP, a marker associated with heart failure, received FDA clearance for their tests in November 2002 and September 2004, respectively. Abbott Laboratories and Bayer Diagnostics, which have certain diagnostic rights to

BNP, also recently entered the market for BNP testing. Additionally, in 2004, Abbott Laboratories acquired i-STAT Corp., which manufactures and sells a point-of-care testing platform that competes with our Triage MeterPlus platform. We believe Abbott Laboratories will launch a BNP test for use on the i-STAT point-of-care testing platform in the near future. We believe this competition is also resulting in less favorable market pricing for BNP testing in general.

Similarly, we expect competition on any MPO test that we launch in the future. For instance, Biosite is only one of three licensees of relevant intellectual property rights from The Cleveland Clinic Foundation and Prognostix, Inc. Prognostix already has a MPO test that is commercially available. The other licensees, Abbott Laboratories and Dade Behring, have not publicly announced their plans to launch a MPO test or the timing of any proposed launch, but we expect to face competition from them in this potential market as well.

All of the companies listed above that have a significant presence in the diagnostic market have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic.

Employees

As of December 31, 2005, we employed 1,003 regular full-time or part-time individuals. Of these, 52 held Ph.D.s and 92 held other advanced degrees. None of our employees are covered by a collective bargaining agreement. We believe that we maintain good relations with our employees.

Research and Development

We have increased our investments in research and development in each of the last three years. As of December 31, 2005, we employed 217 employees in research and development, including 37 Ph.D.s. Our research and development organization is dedicated to the study of novel disease biomarkers or combinations of disease biomarkers, the development of new technologies that can be applied to future products and the development of new products compatible with our existing platform technologies. We also have research staff dedicated to the development and production of antibodies through a variety of techniques. Recombinant techniques are used to express proteins for use as diagnostic markers. Our staff of chemists and biochemists synthesize drug targets and compounds for diagnostic use and seek to perfect techniques for coupling these compounds to biological reagents such as antibodies or labels when necessary. We developed a proprietary process utilizing phage display antibody technology that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology. Our engineering staff is involved in the design and development of new diagnostic device technologies as well as the processes for their fabrication and interaction with biological and chemical reagents. Our product development group completes final optimization of assays and our clinical and regulatory affairs group oversees all in-house clinical studies and coordinates external clinical studies of our products and prepares applications for worldwide product licensure applications.

Manufacturing

As of December 31, 2005, we had 436 employees, and approximately 116 temporary employees, in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

Except for the Triage BNP Test for the Beckman Coulter Immunoassay Systems and the Triage MeterPlus, all of our products are manufactured at our facility in San Diego, California. We have contracted with Beckman Coulter, Inc., which has a manufacturing plant located in Minnesota, to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems. The Triage MeterPlus is manufactured by LRE Technology Partner GmbH, or LRE, which is located in Germany. We developed most of the antibodies used in the manufacture of our products, and in most cases we own or license the relevant cell lines. In addition, we maintain our own in-house antibody production capability. All other raw materials required to manufacture our products are obtained from outside suppliers.

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

Our San Diego manufacturing facility is a registered medical device establishment with the FDA and a licensed medical device manufacturer with the California State Department of Health & Human Services. We have also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency. We received ISO 9001 re-certification in 2005.

Sales and Marketing

As of December 31, 2005, we had 216 employees, worldwide, in various sales and marketing functions. In the United States, we employ a direct sales force and utilize Fisher, PSS and Henry Schein to distribute our products to our primary markets, hospitals and physician offices. We also employ a field-based network of clinically experienced individuals that support the sales force by providing pre- and post- sales education and training. In international markets, we have established direct selling efforts in France, Germany, Belgium and Luxembourg, the United Kingdom, Italy and the Netherlands, and we utilize a network of country-specific and regional distributors in other areas.

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

Fisher HealthCare Division of Fisher Scientific Company

We have a distribution agreement under which Fisher distributes our products primarily to hospitals within the United States. The term of our current distribution agreement with Fisher expires on December 31, 2008. Under the agreement, Fisher’s distribution rights are semi-exclusive in the U.S. hospital market and non-exclusive in the U.S. physician office market. Either party has the right to terminate the agreement in the case of an uncured breach by the other party. In addition, under certain circumstances, the distribution relationship may become non-exclusive or terminate with prior notice. For instance, if our direct sales to customers in the U.S. hospital market during a six month period exceed a specified percentage of the total sales of our products by both us and Fisher in that market segment, Fisher will have the option of converting the agreement to a mutually non-exclusive arrangement. The specified percentage of direct sales in the contract that would trigger this option far exceeds the current level of direct sales. If Fisher were to exercise the option, either party would have the ability to terminate the agreement upon prior notice to the other party. Similarly, if Fisher elects to promote and sell certain products that are competitive with our products, then we will have the option of converting the agreement to a mutually non-exclusive arrangement. If we were to exercise that option, either party would have the ability to terminate the agreement upon prior notice to the other party. Sales to Fisher represented 84%, 86% and 90% of our product sales in 2005, 2004, and 2003, respectively.

LRE Technology Partner GmbH

We have an agreement with LRE for the manufacturing and supply of the Triage MeterPlus, which is used with our rapid Triage BNP Test, as well as with the Triage Cardiac Panel, Triage CardioProfilER Panel, Triage D-Dimer test, Triage Profiler SOB Panel and the Triage TOX Drug Screen. All of our products in development are also intended to be used with the Triage MeterPlus. Under the terms of the LRE agreement, LRE manufactures the Triage MeterPlus according to specifications provided by us. LRE is our exclusive supplier of the Triage MeterPlus during the term of the current LRE agreement, which expires in February 2007. We purchase the Triage MeterPlus from LRE in Euros through firm purchase orders on a per meter price basis.

Beckman Coulter, Inc.

We have an agreement with Beckman Coulter under which it manufactures the Triage BNP Test for Beckman Coulter Immunoassay Systems for us, and we exclusively sell and market the product. Although this product runs on Beckman Coulter’s automated immunoassay analyzers, it is designed to provide results standardized to match our Triage BNP Test for the Triage MeterPlus. We began selling the product in Europe in December 2003 and in the United States in January 2004.

Biosite Discovery

Biosite Discovery is a collaborative research and in-licensing program dedicated to the identification and evaluation of new protein targets for acute diseases. Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and proteins accessed from commercial and clinical collaborators in order to determine diagnostic utility. Since 1999, we have initiated over 40 license and collaboration agreements relating to our discovery program including arrangements with Amgen Inc., Amylin Pharmaceuticals, Inc., Banyan Biomarkers, Inc., CardioPep Pharma GmbH, Cincinnati Children’s Research Foundation and Columbia University, The Cleveland Clinic Foundation and PrognostiX, Inc., Compugen, Ltd, Inc., Eli Lilly and Company, FivePrime Therapeutics, Inc., Incyte Corporation, Lexicon Genetics, Inc., Medarex, Inc., MedImmune, Inc., Molecular Staging, Inc., Neurocrine Biosciences, Inc., Novartis Pharma AG and Power3 Medical Products, Inc.   In parallel, we have initiated over 100 clinical collaboration agreements with leading universities, hospitals and health systems. Also under Biosite Discovery, we have executed several license or cross-license agreements with companies such as BioInvent International, MorphoSys AG and Dyax Corp.

Proprietary Technology and Patents

Our intellectual property portfolio includes patents, patent applications, trade secrets, know-how and trademarks. Our success will depend in part on our ability to obtain additional patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and in other countries.

We periodically file patent applications to protect the technology, inventions and improvements that may be important to the development of our business. We rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We file patent applications on our own behalf as assignee and, when appropriate, have filed and expect to continue to file, applications jointly with our collaborators. These patent applications cover, among other things, devices, compositions of matter, methods of treatment, methods of discovery, use of novel compounds, and novel modes of action that are important in our research and development activities. As of March 1, 2006, we have been issued approximately 86 U.S. patents, and have been granted approximately 82 patents in other countries. These patents have expiration dates (not including any patent term extensions) ranging from 2009 to 2021. We have also licensed a significant number of other patents and patent applications from third parties. For example, we licensed technology and patents relating to our Triage BNP Tests from Scios, Inc. We also continue actively to seek patent protection in the United States and in foreign countries, and we intend to file additional patent applications relating to our technology and to specific products, as we consider appropriate.

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

In December 2005, we announced that we are in discussions with Roche regarding a potential settlement of both pending cases. Biosite and Roche filed joint requests to stay the litigation in the United States District Courts in the Southern District of California and the Southern District of Indiana through April 2006, both of which have now been granted.

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

The 510(k) Premarket Notification process requires us to demonstrate substantial equivalence to a medical device first marketed in interstate commerce prior to May 1976, the enactment date of the Medical Device Amendments. We must submit data that supports our claim of substantial equivalence. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) Premarket Notification submissions. It generally takes from three to five months to obtain 510(k) clearance but can take longer or not at all.

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

On January 24, 2003, the Centers for Medicare and Medicaid Services, or CMS, publicly issued a final QC rule under CLIA, which went into effect April 24, 2003. On January 12, 2004, CMS published updated Interpretive Guidelines for CLIA-regulated laboratories. We continue to work with CMS and our customers to evaluate the new Interpretive Guidelines and assist our customers in complying with any provisions, including QC requirements for “unitized” test systems that may be new. CMS has stated that the surveys of clinical laboratories will be “educational”, with respect to new QC requirements of the new Interpretive Guidelines and enforcement action will not be taken against a lab under the new CLIA QC rules if a laboratory director chooses to follow the manufacturer’s directions for QC.

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

WHERE YOU CAN FIND MORE INFORMATION

Our Internet address is www.biosite.com. We make available, free of charge, on our website at www.biosite.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also post copies on our website of our current charters for each committee of our board of directors, as well as our current Code of Business Conduct and Ethics, Corporate Governance Guidelines and Whistleblower Policy Statement. Currently, our board of directors maintains an Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Stock Option Committee. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate the information found on our website by reference, and shall not otherwise be deemed filed under such Acts. All of the referenced documents are also available free of charge to any stockholder upon request. Requests should be submitted to Investor Relations, Biosite Incorporated, 9975 Summers Ridge Rd., San Diego, California 92121.

Item 1A.                 Risk Factors

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

•        whether and when we successfully develop and introduce new products;

•        changes in the mix of products sold;

•        seasonal or unanticipated changes in customer demand or the timing of significant orders;

•        manufacturing problems, inefficiencies, capacity constraints, backlog or delays;

•        research and development efforts, including clinical studies and new product scale-up activities;

•        regulatory changes, uncertainties or delays;

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

Our operating results would also be adversely affected by a downturn in the market for our products or slower than anticipated product sales growth, including as a result of market saturation of our products. We continue to increase our operating expenses to support our expanded sales and marketing activities, manufacturing operations and new product development. Therefore, our operating results would be adversely affected if our sales and gross profits did not correspondingly increase at the same or higher rate or if our product development efforts are unsuccessful or subject to delays. Accurate prediction of future operating results is difficult or impossible. We may not achieve revenue growth or sustain profitability on a quarterly or annual basis, and our growth or operating results may not be consistent with predictions made by us or by securities analysts.

We are dependent on the market acceptance of our existing products and products under development for revenue growth and profitability.

We believe that our revenue growth and profitability will substantially depend upon our ability to expand market acceptance and sales of our newer products, such as the Triage BNP Tests, Triage Cardiac Panel, Triage CardioProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test and, subject to obtaining appropriate regulatory approvals, our products currently under development, such as the Triage Stroke Panel, Triage MPO tests and other tests for ACS, sepsis, abdominal pain and acute kidney injury. Our revenue growth will also depend on our effectiveness in transitioning to and operating a direct sales and distribution model in certain international countries, and on our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability. We have made and continue to make significant investments in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth. We are also making significant investments in new market segments in the United States, such as physician office testing. These investments and commitments are predicated on assumptions of market acceptance of our products and revenue growth.

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

Product sales of our Triage BNP Tests represented 67% of our product sales in both 2005 and 2004. Our Triage BNP Tests are currently two of several FDA-cleared tests used to aid in the diagnosis of heart failure. Bayer, Dade Behring, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002. Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States. Scios, Inc., from which we licensed the technology and patents related to our Triage BNP Tests in 1996, was acquired by Johnson & Johnson in April 2003.

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

Currently, the majority of diagnostic products used by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems. Therefore, with the exception of our Triage BNP Test for Beckman Coulter Immunoassay Systems, in order to achieve market acceptance for our products we will be required to demonstrate that our products provide clinical, cost-effective and time saving alternatives to automated tests traditionally used by clinical reference laboratories or hospital-based laboratories. In the future, this may prove to be more difficult as heart failure testing becomes more widely available on automated testing systems.

Our competitors have developed or are developing diagnostic products and/or testing systems that do or will compete with our products. Many of our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, these competitors offer broader product lines and have greater name recognition than we do, and offer discounts as a competitive tactic. In addition, several smaller companies are currently making or developing products that compete with or will compete with our products. We utilize long-term contracts with some of our customers as a method of defending against competition. Such contracts are of varying terms and expiration dates. Expiring contracts may not be renewed and long-term contracts may not be acceptable to new customers, which could harm our competitive strategy.

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

The growth in our product sales in recent periods has been driven primarily by growth in the sales volumes of our Triage BNP Tests. For example, growth in the sales volume of our Triage BNP Tests represented 69% and 85%, respectively, of our total product sales growth in 2005 and 2004. Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a first to market position in the market until the entry of the direct competition in June 2003. Today, our Triage BNP Test products are among several FDA-cleared products for the use as an aid in the diagnosis of heart failure.

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

We are investing in the research and development of potential new products, including products for stroke, MPO, ACS, sepsis, abdominal pain and acute kidney injury, and in expanded uses of our existing products. In certain cases, the successful development of our new products will depend on the development of new technologies. We are also making significant investments in processes and equipment to improve our manufacturing efficiency and capacity, in anticipation of new products and revenue growth, as well as in the construction of our new corporate complex. Our revenue growth and profitability are impacted by these investments. We are required to undertake time consuming and costly development activities and seek regulatory approval for potential new products and for potential new uses of existing products. Products that appear promising during product development and preclinical studies, including our Triage Stroke Panel, may not demonstrate clinical study results needed to support regulatory approval, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all. We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products. We will be harmed if we are unable, for technological or other reasons, to:

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

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets. Fisher accounted for 84% and 86% of our product sales in 2005 and 2004, respectively. We have a distribution agreement with Fisher that expires on December 31, 2008. We distribute products in the United States physician office market primarily through PSS and Henry Schein. Internationally, we distribute products through country-specific and regional distributors, as well as through our direct sales force in selected countries. The loss or termination of one or more of our distributors could have a material adverse effect on our sales in the market served by that distributor.

If any of our distribution or marketing agreements are terminated or expire, and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we will have to invest in additional sales, marketing and administrative resources, including additional field account executives and customer support resources, which would significantly increase our expenses. For instance, if we distribute our products directly to customers, we would need to hire additional personnel and would incur additional expenses relating to customer order processing and servicing, warehousing, shipping, billing and collections, which are costs that our distributors currently bear. We may also need to invest in additional capital equipment, third-party services and facilities in order to administer the logistics of direct distribution. Changes in the distribution of our products may also result in contract termination fees, transition-related expenses, disruption of our business, increased competition and lower product sales and operating profits. In addition, following the expiration or termination of any distribution agreement, a former distributor may attempt to compete directly with us by offering competitive products to our current customers. We have limited experience in direct sales, marketing and distribution of our products, both domestically and internationally. Our direct sales, marketing and distribution efforts may not be successful and we may not be able to successfully transition from a distributor model to a direct sales model. Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. A failure to enter into acceptable distribution agreements, to successfully market our products or to implement the logistics associated with direct product distribution to our customers would have a material adverse effect on us.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our internal resources to match market demand.

A significant portion of our product sales is made to Fisher domestically and other distributors internationally. As a result, our financial results, quarterly product sales, trends and comparisons are affected by seasonal factors and fluctuations in the buying patterns of end-user customers, Fisher and our other distributors, and by the changes in inventory levels of our products held by these distributors. For example, higher utilization rates of our Triage BNP Tests may be due to a higher number of ED visits by patients exhibiting shortness of breath, a symptom of heart failure and of influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Tests, as well as additional users within the hospitals.

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

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification, or 510(k), or through approval of a Premarket Approval Application, or PMA. To receive 510(k) clearance, a new product must be substantially equivalent to a medical device first marketed in interstate commerce prior to May 1976. The FDA may determine that a new product is not substantially equivalent to a device first marketed in interstate commerce prior to May 1976 or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent”

determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. The 510(k) clearance and PMA approval processes can be expensive, uncertain and lengthy. It generally takes from three to five months from submission to obtain 510(k) clearance, and from six to eighteen months from submission to obtain PMA approval; however, it may take longer, and 510(k) clearance or PMA approval may never be obtained.

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

We submitted a PMA for our Triage Stroke Panel in December 2004. In April 2005, we received a letter from the FDA indicating that the PMA submitted in 2004 for our Triage Stroke Panel is on hold pending submission of additional information. The letter further states that the issues raised need to be resolved before the FDA can complete its review, otherwise the PMA in its current form would be considered not approvable. In October 2005, the FDA agreed to our request for a 180-day extension to the PMA. We are on track to submit additional clinical data pertaining to our Triage Stroke Panel within the extension granted by the FDA.

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

Diagnostic test systems are classified into one of three CLIA regulatory categories based on their potential risk to public health. Waived tests are the lowest regulated category and those most used in physician offices. In August 2005, we announced that the FDA granted a CLIA waiver to reclassify the Triage BNP Test used on our Triage MeterPlus from CLIA moderately complex to waived.

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

For example, we rely upon LRE Technology Partner Gmbh, or LRE, for production of the fluorometer that is used with our Triage MeterPlus Platform products, which include the rapid Triage BNP Test, Triage Cardiac Panel, Triage CardioProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage TOX Drug Screen and other products currently under development. In addition, we rely on Beckman Coulter to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems and related calibrations and controls for us. If these or any other sole-source suppliers are unable or unwilling to manufacture sufficient quantities of the relevant items that meet our quality standards, we would be required to identify and qualify alternative suppliers. Although we generally maintain safety stock inventory levels of these items, which would allow us some time to identify and qualify alternative suppliers, a delay or inability to identify and qualify alternative suppliers may materially and adversely affect:

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

In December 2005, we announced that we are in discussions with Roche regarding a potential settlement of both pending cases. Biosite and Roche filed joint requests to stay the litigation in the United States District Courts in the Southern District of California and the Southern District of Indiana through April 2006, both of which have now been granted. Given the stage of both actions and the current stay of the proceedings, we cannot predict the ultimate outcome of either matter at this time.

We may not be successful in transitioning from the use of distributors in international markets to directly selling our products in those markets, which may result in lower product sales and higher expenses.

Until recently, we sold all of our products internationally through independent distributors. We transitioned to a direct sales and distribution model in France and Germany in 2003, in Belgium, Luxembourg, the United Kingdom and Italy in 2004, and in the Netherlands in 2006. Over the next few years, we may transition the distribution of our products in some additional international countries to a direct sales and distribution model. In any country in which we transition to a direct sales and distribution model, we will need to make investments in facilities, resources and personnel. In addition, we will assume additional administrative expenses to manage our operations in those countries. We may also incur expenses associated with the termination of our existing distribution arrangements in those countries. We possess limited experience in managing operations outside of the United States and in direct sales, marketing and distribution of our products in international markets. If our efforts to implement direct sales and distribution in countries where we elect to do so are unsuccessful, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

Our international sales and operations may be harmed by political, social or economic changes, or by other factors.

Export sales to international customers amounted to $35.9 million for 2005 and $26.0 million for 2004. Since 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy, and the Netherlands and we may expand these operations into additional countries in the future. Our accounts receivable balance for our international customers and distributors was $9.0 million and $7.4 million at December 31, 2005 and 2004, respectively. Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates. Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies. Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

International sales and operations are also subject to a variety of other risks, including:

•              greater risk of uncollectible accounts;

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

Failure to comply with government regulations regarding our products could harm our business.

Several state and federal laws have been applied to restrict certain marketing practices in the medical device industry in recent years. These include federal and state anti-kickback statutes. The federal health care program anti-kickback statute prohibits persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration in return for referrals or in return for purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering any service or item payable under Medicare, Medicaid, or certain other federally funded health care programs. These provisions have been broadly interpreted to apply to certain relationships between manufacturers, purchasers of manufacturers’ products, and parties in a position to refer or recommend purchases. Under current law, federal courts and the Office of Inspector General of the United States Department of Health and Human Services have stated that the statute may be violated if one purpose (as opposed to a primary or sole purpose) of remuneration is to induce prohibited purchases, recommendations or referrals.

There are a number of statutory exceptions and regulatory safe harbors under the federal anti-kickback statute, including those for properly disclosed reductions in price, payments to bona fide employees, payments to group purchasing organizations, compensation under personal services contracts and warranties. Although a failure to satisfy all of the criteria for a particular safe harbor does not necessarily mean that an arrangement is unlawful, practices that involve remuneration intended to induce purchases or recommendations may be subject to government scrutiny if they do not qualify for a safe harbor.

The majority of states also have statutes or regulations similar to the federal health care program anti-kickback statute. Certain of these laws do not have exemptions or safe harbors. Moreover, in several states, these laws apply regardless of whether payment for the services in question may be made under Medicaid or state health programs. Sanctions under these federal and state laws may include civil money penalties, license suspension or revocation, exclusion or medical product companies, providers, or practitioners from participation in federal or state healthcare programs, and criminal fines or imprisonment. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Because of the breadth of these statutes, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business and financial condition.

Changing facilities costs and other risks relating to our move to our new corporate complex may negatively impact our operating results.

In October 2003, we completed our purchase of land for the construction of our new corporate complex. We purchased a total of 26.1 usable acres for approximately $28.2 million. We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed. The first phase will provide us with approximately 350,000 square feet of space. The total cost of the land and the construction of the first phase is estimated to be approximately $110.0 million, of which we have incurred approximately $108.6 million through December 31, 2005. We have funded the construction of the complex using our available cash. As of March 1, 2006, our research and development staff, selling, general and administrative staff and a portion of our manufacturing operations have relocated to the new corporate complex. We expect to complete the other buildings in the first phase of construction during the first half of 2006 and to relocate our remaining operations in stages once the buildings are ready for use. We expect our occupancy costs to increase primarily due to increased square footage.

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

At December 31, 2005, we had approximately $163.2 million of long-lived assets, including $29.1 million of land, $56.0 million of buildings and improvements, $22.8 million of building construction-in-progress, $98,000 of leasehold improvements, $43.1 million of equipment, furniture and fixtures and $7.9 million of capitalized license rights and other assets. Building, building improvements, leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term. In San Diego, we lease five buildings with leases that expire between March and June 2006. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

At December 31, 2005, we had approximately $7.4 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation. No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets. Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of shares issued under our stock plans.

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

•      the timing and amount of any repurchase of our stock or early retirement of our debt.

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

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and/or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, as a result of changes approved by the Financial Accounting Standards Board, or FASB, on January 1, 2006 we began recording compensation expense in our statements of income for equity compensation instruments, including employee stock options, using the fair value method. Our reported financial results beginning for the first quarter of 2006 and for all foreseeable future periods will be negatively and materially impacted by this accounting change. Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

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

Item 1B.                 Unresolved Staff Comments

Not applicable.

Item 2.         Properties

In October 2003, we completed our purchase of land for the construction of our new corporate complex. We purchased a total of 26.1 usable acres for approximately $28.2 million. We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed. The first phase will provide us with approximately 350,000 square feet of space. The total cost of the land and the construction of the first phase is estimated to be approximately $110.0 million. We have funded the construction of the complex using our available cash. As of March 1, 2006, our research and development staff, selling, general and administrative staff and a portion of our manufacturing operations have relocated to the new corporate complex. We expect to complete the other buildings in the first phase of construction during the first half of 2006 and to relocate our remaining operations in stages once the buildings are ready for use. We expect our occupancy costs to increase primarily due to increased square footage. Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned. As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results.

We lease approximately 77,000 square feet of space in five buildings in the Sorrento Valley area of San Diego, California under leases that expire between March and June 2006. These leased facilities are used for some of our research and development facilities and manufacturing operations. We also lease office space in Buc, France, Ghent, Belgium, Willich, Germany, Scorze, Italy, Madrid, Spain and Hong Kong, China for our international operations under leases that expire between July 2006 and December 2012. Certain of the leases contain the right of early termination at Biosite’s sole discretion at specific dates during the applicable lease term. We believe our facilities are adequate for our current needs and that suitable additional or alternative space, such as our new corporate complex, will be available in the future on commercially reasonable terms as needed.

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

All parties in both lawsuits have been served. In December 2005, we announced that we are in discussions with Roche regarding a potential settlement of both pending cases. Biosite and Roche filed joint requests to stay the litigation in the United States District Courts in the Southern District of California and the Southern District of Indiana through April 2006, both of which requests have been granted. Given the stage of both actions and the current stay of the proceedings, we cannot predict the ultimate outcome of either matter at this time.

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

2004	High	Low

First Quarter	$33.67	$25.60
Second Quarter	$46.82	$31.85
Third Quarter	$50.75	$39.83
Fourth Quarter	$63.64	$45.60

2005	High	Low

First Quarter	$64.09	$51.76
Second Quarter	$67.50	$50.65
Third Quarter	$61.98	$51.84
Fourth Quarter	$68.88	$52.53

There were approximately 96 holders of record of our common stock as of March 1, 2006. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans”, is incorporated by reference within Item 12 of Part III of this Annual Report on Form 10-K.

In February 2006, we announced a program to repurchase up to $30 million of our common stock. The timing of repurchases and the exact number of shares of our common stock to be repurchased will depend on prevailing market conditions and other factors. Repurchases under the program will be made using our own cash reserves and may be made in the open market, in privately negotiated transactions, or through the use of derivative securities or similar arrangements. As of March 14, 2006, we have repurchased an aggregate of 355,526 shares of our common stock at a total cost of approximately $18.7 million, including commissions. All of these purchases have been made through open market transactions pursuant to a 10b5-1 trading plan.

Item 6.         Selected Financial Data

The following table sets forth selected consolidated financial data for each of our last five fiscal years during the period ended December 31, 2005.  You should read this data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003	2002	2001
Statement of Income Data:
Revenues:
Product sales	$282,772	$240,607	$169,298	$100,830	$62,155
Contract revenues	4,927	4,335	4,066	4,396	3,485
Total revenues	287,699	244,942	173,364	105,226	65,640

Operating expenses:
Cost of product sales	85,108	79,388	58,567	31,312	17,400
Selling, general and administrative	74,758	65,394	51,944	34,208	22,845
Research and development	42,215	35,694	24,474	16,160	13,778
License and patent disputes	1,977	178	—	4,043	3,204
Total operating expenses	204,058	180,654	134,985	85,723	57,227

Operating income	83,641	64,288	38,379	19,503	8,413
Interest and other income, net	2,722	1,313	1,436	1,971	2,146
Income before provision for income taxes	86,363	65,601	39,815	21,474	10,559
Provision for income taxes	(32,334)	(24,153)	(15,052)	(8,080)	(3,833)
Net income	$54,029	$41,448	$24,763	$13,394	$6,726
Basic net income per share	$3.16	$2.61	$1.62	$0.91	$0.47
Diluted net income per share	$2.92	$2.42	$1.50	$0.86	$0.44
Common and common equivalent shares used in computing per share amounts (1)
- Basic	17,092	15,889	15,295	14,742	14,413
- Diluted	18,505	17,097	16,497	15,512	15,430

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$132,412	$72,410	$53,934	$71,165	$55,497
Working capital	165,660	114,794	90,875	80,970	65,515
Total assets	367,926	283,515	194,624	131,254	102,740
Long-term obligations, less current portion	13,457	17,105	17,593	5,253	3,542
Stockholders’ equity	315,365	220,337	152,903	107,941	90,911

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

Overview

Founded in 1988, Biosite® Incorporated is a medical diagnostic company utilizing a biotechnology approach to create a broad and diverse portfolio of market-leading diagnostic tests. Our business model is designed to be fully integrated from discovery to customer, with a focus on patenting novel protein biomarker panels, manufacturing complex products at appreciable profit margins, employing strategic clinical studies and trials to validate our products’ diagnostic utility, and an emphasis on education when marketing our pioneering diagnostics directly to healthcare providers.

Our products are principally sold to acute care hospitals, which number approximately 5,400 in the United States. To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products. We also use a network of distributors both in the United States and internationally.

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals. We have a distribution agreement with Fisher that extends through December 31, 2008, subject to some limited exceptions pursuant to which a party may elect to terminate the agreement earlier. Sales to Fisher represented 84% and 86% of our product sales in 2005 and 2004, respectively. We primarily utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.

In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas. Since 2003, we have initiated direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy and the Netherlands. In the future, we may transition to direct sales and distribution of our products in additional countries. We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training.

Our total revenues for 2005 were $287.7 million, representing a 17% increase over 2004. This growth resulted largely from increased sales of our Triage BNP Test products, which are primarily used to aid in the diagnosis of heart failure. Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003. In December 2003, we received clearance from the United States Food and Drug Administration, or FDA, to market our Triage BNP Test for Beckman Coulter Immunoassay Systems and we began selling the product in the United States in January 2004. As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter, Inc.’s automated immunoassay systems.

Today, our Triage BNP Test products are among several FDA-cleared blood products for use as an aid in the diagnosis of heart failure. These include products from Bayer Healthcare, Dade Behring, Roche Diagnostics and Abbott Laboratories, which offer products based on large, centralized automated testing platforms. In addition, Abbott Laboratories has announced that it will offer a BNP test on its i-STAT meter product, which is designed for use at the point-of-care. We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future. Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

With several diagnostic products commercialized, our focus has expanded to include the search for proprietary disease markers that can potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies with whom we might collaborate. To that end, in 1999 we launched Biosite Discovery. Through Biosite

Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, or via our internal research and licensing programs. Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data. The discovery of new disease markers and the extension of applications for existing products could enable us to expand our product sales into other healthcare market segments. Included in contract revenues for the year ended December 31, 2005 are annual maintenance fees on antibodies produced by Biosite that continue to be used in research and development programs of our partners.

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters. Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by us or by securities analysts. We may not be able to maintain profitability in the future. Some of the risks and uncertainties associated with our business and future operating results are discussed below under the heading “Liquidity and Capital Resources,” and in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Inventories and Related Allowances. Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess, obsolete and potential scrap inventories. The estimated allowance for excess and obsolete inventories is based on inventories on hand compared to estimated future usage and sales and assumptions about the likelihood of scrap or obsolescence. During our manufacturing processes, some work-in-process inventories require additional testing or re-work. These inventories are separately tracked and reviewed on a monthly basis to determine their status and an estimated reserve for potential scrap is calculated. We utilize a standard cost system to track our inventories on a part-by-part basis. When necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a FIFO cost basis.

Intangible and Other Long-Lived Assets. At December 31, 2005, we had approximately $163.2 million of long-lived assets, including $29.1 million of land, $56.0 million of buildings and improvements, $22.8 million of building construction-in-progress, $98,000 of leasehold improvements, $43.1 million of equipment, furniture and fixtures and $7.9 million of capitalized license rights and other assets. Building, building improvements, leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term. We lease five buildings in the San Diego with leases that expire between March and June 2006. Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly. License rights related to products for sale are amortized to cost of sales over the life of the license, generally not to exceed 10 years, using a systematic method based on the estimated revenues generated from products during the shorter of the license period or 10 years from the inception of the license. The estimated revenues used as the base by which we amortize the license rights include only estimated sales for products we are currently selling and do not include any estimated revenues expected to be realized during the license amortization term from products still in development today. Our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Valuation of Stock-based Compensation Payments. With respect to accounting for stock-based compensation payments to our employees for periods through December 31, 2005, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. During these periods, stock options issued to non-employees were recorded at their fair value as determined in accordance with FAS No. 123, Accounting for Stock-based Compensation, or FAS 123, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and were periodically remeasured as the stock options vest. Beginning January 1, 2006, we will adopt FAS No. 123 (revised 2004), a revision to FASB Statement No. 123, or FAS 123(R).

Included in the footnotes to the accompanying financial statements is adjusted pro forma information regarding net income as required by FAS No. 123, which has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement for the periods presented. For all options granted on or after April 1, 2005, we changed our fair value option pricing model from the Black-Scholes model to a binomial model. The fair value of stock options and purchase rights granted prior to April 1, 2005 was determined using the Black-Scholes model. We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

The valuation of stock-based compensation instruments is determined at the date of grant and includes assumptions with regards to:  1) expected life of stock options, which is primarily based on the historical exercise behavior of our employees, and stock purchase rights issuable under our employee stock purchase plan, or ESPP, 2) expected volatility during the expected life of the stock options and stock purchase rights using historical and implied volatility, 3) expected dividends during the expected life of the stock options and stock purchase rights and 4) the expected risk-free interest during the expected life of the stock options and stock purchase rights.

Recent Developments

Triage MPO – FDA 510(k) Filing

In December 2005, we submitted a 510(k) Premarket Notification to the FDA for diagnostic tests for myeloperoxidase, or MPO, a biomarker of inflammation in the walls of coronary arteries. MPO appears to be an indicator of unstable atherosclerotic plaque, and has been shown to elevate earlier than current markers of cell death. We licensed certain diagnostic rights to MPO in 2004 under an agreement with The Cleveland Clinic Foundation and Prognostix, Inc.

MPO is believed to be useful as an aid in the early diagnosis of myocardial infarction and could signal risk for heart disease or heart attack in patients with chest pain or ACS. Subject to obtaining appropriate regulatory approvals, we plan to offer a single Triage MPO Test and a second generation Triage CardioProfilER Panel that will include MPO.

We believe the addition of MPO to the Triage CardioProfilER Panel can advance the diagnostic and prognostic utility of the product, which is used for emergency assessment of chest pain patients. The panel currently measures the levels of troponin and its complexes, along with CK-MB, BNP and myoglobin in blood and is used as an aid in the diagnosis of myocardial infarction (heart attack), diagnosis and assessment of severity of heart failure and risk stratification of patients with ACS.

Roche Litigation

In December 2005, we announced that we are in discussions with Roche regarding a potential settlement of both cases in our pending litigation. Biosite and Roche filed joint requests to stay the litigation in the United States District Courts in the Southern District of California and the Southern District of Indiana through April 2006. Both stays have been granted.

Change in Management

In January 2006, we announced that Tom Watlington, our executive vice president and chief operating officer, will leave Biosite by the end of the first quarter of 2006. In March 2006, we entered into a Transition Agreement with Mr. Watlington under which, among other things, he will continue to provide consulting services to Biosite through the end of 2006.

Stock Repurchase Program

In February 2006, we announced a program to repurchase up to $30 million of Biosite common stock. As of March 14, 2006, we have repurchased an aggregate of 355,526 shares of our common stock at a total cost of approximately $18.7 million, including commissions.

Results of Operations

Years ended December 31, 2005 and 2004

Product Sales. Product sales by product family were as follows (in thousands):

			$$	%
	Year ended December 31,		Increase /	Increase /
Product Family	2005	2004	(Decrease)	(Decrease)

Cardiovascular products:
Triage BNP Test products	$189,614	$162,012	$27,602	17%
Triage Cardiac Panel	26,195	24,308	1,887	8%
Triage CardioProfilER and Profiler Shortness of Breath Panels	10,489	3,204	7,285	227%
Triage D-Dimer Test	2,858	—	2,858	N/A
Triage MeterPlus products	2,731	2,949	(218)	(7)%
Total Cardiovascular products	231,887	192,473	39,414	20%

Other products:
Triage Drugs of Abuse, TOX Drug Screen products and Triage Stroke Panel	45,067	42,451	2,616	6%
Triage Microbiology products	5,818	5,683	135	2%
Total Other products	50,885	48,134	2,751	6%
Total Product Sales	$282,772	$240,607	$42,165	18%

Product sales for 2005 were $282.8 million, representing an increase of 18% compared to $240.6 million for 2004. The $42.2 million increase in total product sales consisted primarily of product sales growth resulting from an increase in sales volume of $46.7 million, partially offset by a decrease in product sales resulting from lower average selling prices of approximately $4.5 million. In 2005, growth in the sales volume of our Triage BNP Tests represented 69% of the product sales growth resulting from an increase in sales volume.

Primarily as a result of significant fluctuations in customer demand, inventory levels of our products have been and in the future may be below or above targeted stocking levels. Our product sales are also impacted by the buying patterns of our distributors. Additionally, we believe that our products are subject to some seasonality in their use. Higher utilization rates of our Triage BNP Tests may be due to a higher number of ED visits by patients exhibiting shortness of breath, a symptom of heart failure and of influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Test products, as well as additional users within the hospitals.  Product sales to our distributors in future periods will be impacted as we and our distributors attempt to adjust our distributors’ inventories to targeted stocking levels and as we seek continued improvement in our effectiveness and efficiency in adjusting our manufacturing output and capacity.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage CardioProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test, and Triage MeterPlus, totaled $231.9 million for 2005. This represented an increase of 20% as compared to $192.5 million for 2004. The product sales growth of our cardiovascular products was primarily due to growth in sales volume of our Triage BNP Tests of $32.3 million, and of our Triage Profiler Panels of $9.0 million. This increase was partially offset by a reduction in product sales due to a decline in the average sales price of our Triage BNP Tests of $4.7 million. Our product sales growth rate for our Triage BNP Tests in future periods may be lower than in the past periods because of increased competition from alternative tests and testing platforms that aid in the diagnosis of heart failure. In addition, because most U.S. hospitals are already performing some form of testing for natriuretic peptides, the sales growth for our Triage BNP Tests resulting from the addition of new hospital customers in the United States may be less than what we have experienced in the past. In addition, as the global market for BNP testing matures and more competitive products become available, the average sales price for our Triage BNP Tests may continue to decline, which would negatively impact our revenue from product sales.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $50.9 million for

2005. This represented an increase of 6% as compared to $48.1 million for 2004. The increase in sales of these products for 2005 was primarily due to the growth in sales volume of our Triage TOX Drug Screen of $4.3 million. The increase was partially offset by a decrease in sales volume of the Triage Drugs of Abuse Panel of $2.6 million. We believe that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues. Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Contract revenues for 2005 were $4.9 million, compared to $4.3 million for 2004. Contract revenues recognized during 2005 and 2004 consisted primarily of research funding. During both 2005 and 2004, we recognized $3.0 million of research funding from an alliance with Medarex Inc., which expires in 2008. The increase in contract revenues for 2005 as compared to 2004 was related to an increase of $900,000 in annual maintenance fees on antibodies produced by Biosite that are used in research and development programs of our partners. The increase was partially offset by a $250,000 decrease in research milestone payments. Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams. These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenues, and on internal research and development programs. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were $8.0 million for 2005, compared to $6.5 million for 2004. These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales. Gross profit from product sales for 2005 was $197.7 million, representing an increase of 23% compared to $161.2 million for 2004. The $36.5 million increase in gross profit from product sales in 2005, compared to 2004, consisted of $28.3 million attributable to product sales growth and of $8.2 million resulting from changes in the gross margins of our different products. The overall gross margin for 2005 increased to 70%, compared to 67% for 2004. The increase in the overall gross margin was primarily due to operational improvements that resulted in greater manufacturing efficiencies and lower scrap.

Although our gross profits may continue to grow, we expect our overall gross margin to fluctuate as a result of the changing mix of products sold with different gross margins, changes in our manufacturing processes or costs, and competitive pricing pressures. Any new products that we successfully develop, acquire and sell may change our future gross margins. Manufacturing inefficiencies, including inefficiencies experienced as we attempt to manufacture newer products on a larger scale, and increase or decrease our manufacturing capacity, production volumes and manufacturing output will also impact our gross margins. Our manufacturing overhead costs are spread over the changing production volumes manufactured during a quarter on a first-in, first-out basis.

We expect the cost of product sales in 2006 to be materially higher than 2005 due to the expensing of share-based compensation, such as stock options, as a result of the adoption of FAS 123(R). We also expect that our fixed occupancy costs will significantly increase as we continue to transition our manufacturing operations to our new corporate complex, in which our manufacturing operations will occupy a much larger space than in our existing facilities. We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition or due to delays, whether due to regulatory approvals for the validation of the manufacturing facilities, or from other causes. For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs. In addition, we have incurred and expect to continue to incur some duplicate facilities expenses during the period of time in which we transfer our operations to the new corporate complex as we will transfer our operations in stages. Any delays could cause us to incur these duplicate expenses for longer than we currently anticipate.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses for 2005 were $74.8 million, representing an increase of 14%, compared to $65.4 million for 2004. At December 31, 2005, our headcount for sales, marketing and administrative functions totaled 350 employees, compared with 315 employees at December 31, 2004. The increase in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, and administrative support. The expansion of our direct sales, marketing and distribution operations in Europe resulted in increases in SG&A expenses of $3.6 million in 2005 as compared to 2004. We began direct sales, marketing and distribution in certain European countries at different dates from July 2003 to February 2006, and we are continuing to scale-up our direct operations in Europe. In the future, we also may transition to direct sales and distribution in additional countries, which will require additional sales, marketing and administrative resources outside the United States. Our facilities expenses related to SG&A activities increased by approximately $2.4 million in 2005, as compared to 2004, primarily due to costs related to the relocation to our new corporate complex in 2005. Also, as a result of growth in sales activities, marketing activities and general administrative resources for 2005, employee-related expenses in the United States increased approximately $2.2 million as compared to 2004.

We expect SG&A expenses to materially increase in 2006 as compared to 2005 due to the expensing of share-based compensation, such as stock options, as a result of the adoption of FAS 123(R) on January 1, 2006. We also expect SG&A expenses in 2006 to be higher than in 2005, as we continue to increase our sales, marketing, clinical education, technical service and general administration resources in the United States, as well as continue to build our direct sales, distribution and administrative infrastructure in Europe.  We also expect other non-employee-related costs, including sales and marketing program activities for our new products, to grow as our overall operations grow.  The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products as well as the timing of any new product launches. We also expect SG&A expenses to increase due to costs associated with our continuing consolidation from our previous facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at the new corporate complex and, for a period of time, occupancy costs of both facilities.

Research and Development Expenses. Research and development, or R&D, expenses for 2005 were $42.2 million, representing an increase of approximately 18% compared to $35.7 million for 2004. The increase in R&D expenses for 2005 consisted primarily of an increase in employee expenses of $2.9 million. Additionally, for 2005, we experienced increases in consultant, clinical studies and patent-related expenses of $1.9 million and increases in facilities costs of $611,000 as compared to 2004. During 2005, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new ACS panel and other diagnostic products for critical health conditions such as sepsis and abdominal pain. We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

We expect R&D expenses in 2006 to be higher than in 2005 and to relate primarily to:

•      the expensing of share-based compensation, such as stock options, due to the adoption of FAS 123(R);

•      product development efforts, including the development of potential diagnostic products for ACS, stroke, MPO, sepsis, acute kidney injury and abdominal pain;

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

License and Patent Disputes. Expenses associated with license and patent disputes were $2.0 million in 2005, compared to $178,000 in 2004. The expenses consisted of legal costs related to two lawsuits involving Roche Diagnostics Corporation and several of its affiliates. In November 2004, Roche and certain of its affiliates filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates. We believe these allegations of infringement are without merit and we are vigorously contesting these claims. Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite. In October 2005, we amended our complaint, further alleging infringement of a third Biosite patent, U.S. Patent 6,939,678. All of the Biosite patents relate to methods for the measurement of cardiac troponin forms. In December 2005, we announced that we are in discussions with Roche regarding a potential settlement of both pending cases. Biosite and Roche filed joint requests to stay the litigation in the United States District Courts in the Southern District of California and the Southern District of Indiana through April 2006, both of which requests have now been granted.

Interest and Other Income, Net. Interest and other income, net was $2.7 million for 2005, compared to $1.3 million for 2004. The increases resulted primarily from an increase in interest income due to higher average balances of cash and marketable securities and higher interest rates in 2005 compared to 2004.

 Provision for Income Taxes. As a result of the pre-tax income and the estimated tax credits and other permanent differences between our reported and tax results in 2005, we recorded a provision for income taxes of $32.3 million for 2005, equivalent to an effective tax rate of 37.4%. For 2004, we recorded a provision for income taxes of $24.2 million, equivalent to an effective tax rate of 36.8%. The increase in the effective tax rate was due primarily to a decrease in R&D tax credits generated in 2005 as compared to 2004. The 2005 R&D tax credits were limited by the statutory restriction that limits the tax credits to research expenses as a percentage of product sales. We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets. If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Years ended December 31, 2004 and 2003

Product Sales. Product sales for 2004 were $240.6 million, representing an increase of 42% compared with $169.3 million for 2003. The $71.3 million increase in total product sales consisted of $63.1 million of product sales growth resulting from an increase in sales volume, and $8.2 million resulting from an increase in average selling prices of our products. Growth in the sales volume of our Triage BNP Tests represented 85% of the product sales growth resulting from an increase in sales volume.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Profiler Panels and Triage MeterPlus, totaled $192.5 million for 2004. This represented an increase of 51% as compared with $127.2 million for 2003. The product sales growth of our cardiovascular products for 2004 was primarily due to the growth in sales volume of our Triage BNP Tests which totaled $53.7 million. Included in the sales volume growth of our Triage BNP Tests was $13.4 million related to our Triage BNP Test for Beckman Coulter Immunoassay Systems which we began selling in January 2004 in the United States.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel and Triage Parasite Panel were $48.1 million for 2004. This represented an increase of 14% compared with $42.1 million for 2003. The increase in sales of these products was primarily due to the $3.8 million growth in sales volume of our Triage TOX Drug Screen. There was also a $1.5 million increase in product sales resulting from an increase in our average net selling prices for these products.

Contract Revenues. Contract revenues for 2004 were $4.3 million, compared with $4.1 million for 2003. We recognized $3.0 million of research funding from our alliance with Medarex during both 2004 and 2003. Other contract revenues recognized during those periods of 2004 and 2003 included antibody fees, milestone payments and license fees. Biosite Discovery activities were performed, and its costs are incurred, by certain of our research and development teams. These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generated our contract revenue, and on internal research and development programs. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $6.5 million for 2004 compared with $5.7 million for 2003. These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales. Gross profit from product sales for 2004 was $161.2 million, representing an increase of 46% compared with $110.7 million for 2003.

The $50.5 million increase in gross profits consisted of $46.7 million that resulted from product sales growth, and $3.9 million resulting from changes in the gross margins of each of our products. For 2004 and 2003, the gross margins for our cardiovascular products were 65% and 62%, respectively, while our gross margins for our Triage Drugs of Abuse Panel and other products were 71% and 75%, respectively. Sales of our cardiovascular products represented 80% of our product sales for 2004, compared with 75% for 2003. The overall gross margin for 2004 was 67%, compared with 65% in 2003. The increase in the overall gross margin was primarily due to the changing mix of our products sold with differing gross margins, and greater manufacturing efficiencies generated primarily from higher production volumes and manufacturing output during the manufacture of products sold in 2004 compared with 2003.

Selling, General and Administrative Expenses. SG&A expenses increased 26% to $65.4 million in 2004 from $51.9 million in 2003.  At December 31, 2004, our headcount performing sales, marketing and administrative functions totaled 315 employees, compared with 261 employees at December 31, 2003. The increase in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources in the United States, and higher performance-based compensation, such as sales commissions and bonuses based on our financial performance.  Our employee-related expenses in the United States increased $7.3 million from 2003 to 2004.   The formation and expansion of our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, Italy and the UK resulted in an increase in SG&A expenses of $2.9 million from 2003 to 2004.  Expanded sales activities related to our broader product lines and scale-up in additional markets such as physician offices, marketing activities relating to new products, and increased administrative costs to support our expanded operations resulted in an increase of $3.3 million from 2003 to 2004.

Research and Development Expenses. R&D expenses for 2004 were $35.7 million, representing an increase of 46% compared with $24.5 million for 2003. The increase in R&D expenses consisted primarily of a $3.5 million increase in employee expenses, an increase in consultant, clinical studies and patent-related expenses, including involvement in pending interference and opposition proceedings, totaling $2.9 million, and an increase in supplies used in our R&D activities of $3.3 million. During 2004, our research and development resources were focused primarily on product development for potential new diagnostic products, including the Triage Profiler CP Panel, Triage Profiler SOB Panel, Triage D-Dimer Test, Triage Stroke Panel and other diagnostic products for critical health conditions such as sepsis and abdominal pain. We also focused the development of potential improvements to our existing products, including our Triage Cardiac Panel, and manufacturing processes and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our research and development group and were primarily related to Biosite Discovery.

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

Other factors that impact our cash inflow and outflow include the following:

•  We have experienced gross margins greater than 65% and operating margins greater than 20% in each of the last three years. As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increasing source of cash to finance the expansion of our operations; and

•  Fisher, which accounted for 84% of our product sales in 2005, has historically been a timely and predictable payor of its outstanding accounts receivable. We have a distribution relationship with Fisher that expires on December 31, 2008.

As of December 31, 2005, we had cash, cash equivalents and marketable securities of $132.4 million compared with $72.4 million as of December 31, 2004. The increase in cash, cash equivalents and marketable securities during 2005 was largely attributable to $91.5 million of cash generated from operating activities, for which the sales volume growth of our Triage BNP Tests was the primary driver. Additionally, we generated $29.3 million in cash from proceeds from the issuance of shares under our stock plans during 2005. We believe the increased activity related to the exercise of stock options and participation in our employee stock purchase plan by employees was driven by increases in the market price of our common stock. Future proceeds from exercise of stock options and participation in our employee stock purchase plan will depend primarily upon the behavior, expectations and needs of the plan participants and upon our stock price. The primary non-operating cash outflows during 2005 were cash used for the construction of our new corporate complex, which totaled $33.4 million, and for equipment and other fixed asset purchases of $20.5 million.

In February 2006, we announced a program to repurchase up to $30 million of Biosite common stock. As of March 14, 2006, we have repurchased an aggregate of 355,526 shares of our common stock at a total cost of approximately $18.7 million, including commissions.

In October 2003, we completed our purchase of land for the construction of our new corporate complex. We purchased a total of 26.1 usable acres for approximately $28.2 million. Through December 31, 2005, we have expended an additional $80.4 million for the design and construction of the new corporate complex. We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed. The first phase will provide us with approximately 350,000 square feet of space. The total cost of the land and the construction of the first phase are estimated to cost approximately $110.0 million. We plan to finance the remaining construction costs using our available cash. As of March 1, 2006, our research and development staff, selling, general and administrative staff and a portion of our manufacturing operations have relocated to the new corporate complex. We expect to complete the other buildings in the first phase of construction during the first half of 2006 and to relocate our remaining operations in stages once the buildings are ready for use. We expect our occupancy costs to increase primarily due to increased square footage. Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned. As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results. We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities. For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs. In addition, we have incurred and expect to continue to incur some duplicate facilities expenses, such as rent, as we are transferring our operations to the new corporate complex in stages.

Our primary short-term needs for capital, which are subject to change, include:

•      any repurchase of our common stock;

•      the remaining construction costs in the first phase of our new corporate complex, as well as our other facilities expansion needs;

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

•      the prosecution, defense and resolution of ongoing license and patent disputes; and

•      potential milestone payments under licensing agreements that cover intellectual property rights of third parties.

For 2006, we plan to spend approximately $35 million in cash for capital expenditures, primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment. We intend to use our currently available cash and cash we expect to generate from operating activities to address our capital requirements. We expect that the performance of our product sales and the resulting operating income will significantly impact our cash management decisions. We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment. Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.

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

•      the timing and amount of any repurchase of our stock or early retirement of our debt.

Our failure to raise capital on acceptable terms, when needed, could have a material adverse effect on our business.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005. This table should be read in conjunction with the remainder of this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form
10-K.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$17,034	$6,066	$9,662	$1,306	$—
Operating lease obligations	2,403	1,131	618	382	272
New corporate complex construction commitments	3,205	3,205	—	—	—
Purchase obligations (1)	22,440	22,365	75	—	—
Total	$45,082	$32,767	$10,355	$1,688	$272

(1)  Purchase obligations include commitments to purchase components and raw materials used in the manufacture of our products, and other recurring purchases made in the normal course of business to meet operational and capital expenditure requirements.

We have executed agreements to license technologies that are covered by the intellectual property rights of third parties. The financial and commercial terms of each of these agreements vary significantly, and in virtually all cases our payment obligations under any individual agreement are not material to our business as a whole. For the most part, the license agreements call for potential cash outflows for milestone payments and future royalties based on product sales utilizing the licensed technologies. The milestone payments under these agreements are primarily dependent on achieving product development goals, commencement of clinical studies of a product utilizing the licensed technology or meeting commercialization objectives, or any combination thereof. Examples of milestones for which we would make payments would include: 1) initiation of clinical studies of a potential product that is covered by the licensed technologies, 2) FDA clearance to market a product that is covered by the licensed technologies, and 3) the first sale of a product that is covered by the licensed technologies in a specific territory. The attainment of the milestones is highly uncertain and dependent upon many contingencies. Additionally, we exercise discretion whether to continue to utilize the licensed technologies. At any time, we may, for technical or economic reasons, decide to discontinue utilizing the licensed technologies and would incur no further financial obligations beyond those payments already made. As of December 31, 2005, there were no milestones, either individually or in the aggregate, under our licensing and collaborative agreements for which we believe material payments were required to be made, and, in the future, we believe that there are approximately $812,000 in payments that are reasonably likely to be made.

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

Since 2003, we have significantly expanded our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future. Sales and costs resulting from our direct sales and distribution operations in Europe are denominated in local currencies and are subject to fluctuations in currency exchange rates. Further, we purchase our Triage MeterPlus inventory from LRE in Euros, and we incur employee and other operating costs in foreign currencies. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could harm our operating results. In prior years, we have on occasion purchased forward exchange contracts to manage this exposure to exchange rate changes and may do so in the future. As of December 31, 2005, we had no outstanding forward exchange contracts. We recognized a net currency exchange loss on foreign currency denominated transactions of $207,000 for 2005 compared to a net gain of $310,000 for 2004. Significant fluctuations in currency exchange rates may negatively impact our consolidated sales and earnings.

International sales and operations are also subject to a variety of other risks, including:

•              greater risk of uncollectible accounts;

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

Item 9A.       Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Biosite Incorporated

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Controls Over Financial Reporting, that Biosite Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biosite Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Biosite Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Biosite Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biosite Incorporated as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Biosite Incorporated and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 13, 2006

Item 9B.         Other Information

Not applicable.

PART III

Some information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(3)  Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

3.(1) (1)	Restated Certificate of Incorporation.

3.(2) (1)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.(3) (1)	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.

3.(4) (2)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.(5) (3)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.(6) (4)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate with rights legend.

10.1(5) (A)	Amended and Restated 1989 Stock Plan of Biosite Incorporated.

10.2(6) (A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated (“1996 Stock Plan”).

10.3(5) (A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

10.4(5) (A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.

10.5(7) (A)	Biosite Incorporated Amended and Restated Employee Stock Purchase Plan.

10.6(8) (A)	Form of Indemnity Agreement between the Company and its officers and directors.

10.7(5)	Sublease Agreement between Biosite and General Atomics, dated February 17, 1992, as amended on August 10, 1992, January 21, 1993, October 29, 1993, March 1, 1995 and October 1, 1996.

10.8(5) (+)	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.

10.9(5) (+)	Antibody License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995, and amended on July 26, 1996.

10.10(5) (+)	Easy Assay License Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated September 22, 1995.

10.11(5)	Debenture Purchase Agreement between Biosite and Sandoz Pharma Ltd. (currently known as Novartis Pharma AG), dated as of September 22, 1995.

10.12(5)	Lease Agreement between Biosite and Sorrento West Limited dated September 21, 1994.

10.13(9)	Rights Agreement dated as of October 22, 1997 between Biosite (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.14(10)

Amendment No. 1 to Rights Agreement dated as of December 9, 1999 between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.15(11)

Amendment No. 2 to Rights Agreement dated as of July 18, 2001 between Biosite Incorporated (formally Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) and American Stock Transfer and Trust as successor Rights Agent.

10.16(12) (+)	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2004.

10.17(*)	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2006.

10.18(*)	Semi-exclusive BNP Diagnostic License Agreement between Biosite Diagnostics Incorporated and Scios, Inc. effective December 30, 1996.

10.19(*)	First Amendment to Semi-exclusive BNP Diagnostic License Agreement between Biosite Diagnostics Incorporated and Scios, Inc. effective August 1, 1997.

10.20(*)	Amendment #2 to Semi-exclusive BNP Diagnostic License Agreement between Biosite Incorporated and Scios, Inc. effective August 30, 2002.

10.21(*)	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003.

10.22(13) (A)	Biosite Incorporated 2002 Nonqualified Stock Incentive Plan.

10.23(14) (A)	Biosite Incorporated Executive Bonus Plan.

10.24(15) (A)	Biosite Incorporated Nonqualified Deferred Compensation Plan effective June 1, 2002.

10.25(16) (A)	Biosite Incorporated Change in Control Severance Benefit Plan.

10.26(16) (A)	Form of Director Fee Deferral Program under the 1996 Stock Plan.

10.27(17) (A)	Biosite Incorporated 409A Nonqualified Deferred Compensation Plan effective January 1, 2005.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer

31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer

32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer

32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

(1)           Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(2)           Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(3)           Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(4)           Incorporated by reference to Exhibit 3.(ii) to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(5)           Incorporated by reference to an exhibit to Biosite’s Registration Statement on Form S-1, No. 333-17657.

(6)           Incorporated by reference to Exhibit A to Biosite’s Definitive Proxy Statement dated April 25, 2005 and filed with the Securities and Exchange Commission.

(7)           Incorporated by reference to Exhibit B to Biosite’s Definitive Proxy Statement dated April 27, 2004 and filed with the Securities and Exchange Commission.

(8)           Incorporated by reference to Exhibit B to Biosite’s Definitive Proxy Statement dated April 27, 2004 and filed with the Securities and Exchange Commission.

(9)           Incorporated by reference to Exhibit 4.1 to Biosite’s Registration Statement on Form 8-A, filed on October 28, 1997.

(10)         Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

(11)         Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

(12)         Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(13)         Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(14)              Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(15)              Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(16)              Incorporated by reference to an exhibit to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2004.

(17)              Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(A)          Indicates management contract or compensatory plan or arrangement.

(+)           Confidential treatment has been granted for certain portions of these exhibits, which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(*)           Confidential treatment has been requested for certain portions of these exhibits, which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

b)  Exhibits

Refer to Item 15(a)(3) above.

c)  Financial Statement Schedules

Refer to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSITE INCORPORATED

/s/ KIM D. BLICKENSTAFF	Date: March 14, 2006

Kim D. Blickenstaff
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KIM D. BLICKENSTAFF	Chairman of the Board and Chief	March 14, 2006
Kim D. Blickenstaff	Executive Officer (Principal Executive
Officer)

/s/ CHRISTOPHER J. TWOMEY	Senior Vice President, Finance, Chief	March 14, 2006
Christopher J. Twomey	Financial Officer and Secretary
(Principal Financial Officer and
Accounting Officer)

/s/ TIMOTHY J. WOLLAEGER	Director	March 14, 2006
Timothy J. Wollaeger

/S/ KENNETH F. BUECHLER, PH.D.	Director, President and Chief Scientific Officer	March 14, 2006
Kenneth F. Buechler, Ph.D.

/s/ ANTHONY DEMARIA, M.D.	Director	March 14, 2006
Anthony DeMaria, M.D.

/s/ HOWARD E. GREENE, JR.	Director	March 14, 2006
Howard E. Greene, Jr.

/s/ LONNIE M. SMITH	Director	March 14, 2006
Lonnie M. Smith

Biosite Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Biosite Incorporated

We have audited the accompanying consolidated balance sheets of Biosite Incorporated as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biosite Incorporated at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biosite Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2006

BIOSITE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$53,052	$25,645
Marketable securities	79,360	46,765
Accounts receivable	30,303	36,867
Inventories	32,627	37,077
Income taxes receivable	329	—
Deferred income taxes	3,161	7,432
Prepaid expenses and other current assets	5,932	7,081
Total current assets	204,764	160,867

Property, equipment and leasehold improvements, net	151,018	111,135
Deferred income taxes	4,269	3,668
Patents and license rights, net	4,764	5,484
Deposits and other assets	3,111	2,361
Total assets	$367,926	$283,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,950	$18,662
Accrued employee expenses	10,706	11,008
Current portion of equipment financing notes	6,066	5,749
Income taxes payable	—	4,401
Accrued royalties and deferred revenue	2,933	2,255
Other current liabilities	5,449	3,998
Total current liabilities	39,104	46,073

Equipment financing notes	10,968	15,292
Other long-term liabilities	2,489	1,813

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.01 par value, 60,000 and 40,000 shares authorized at December 31, 2005 and 2004, respectively; 17,558 and 16,419 shares issued and outstanding at December 31, 2005 and 2004, respectively	176	164
Additional paid-in capital	167,657	125,013
Accumulated other comprehensive income (loss), net of related tax effect of $(146) and $(53) at December 31, 2005 and 2004, respectively	(571)	1,086
Retained earnings	148,103	94,074
Total stockholders’ equity	315,365	220,337
Total liabilities and stockholders’ equity	$367,926	$283,515

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$282,772	$240,607	$169,298
Contract revenues	4,927	4,335	4,066
Total revenues	287,699	244,942	173,364

Operating expenses:
Cost of product sales	85,108	79,388	58,567
Selling, general and administrative	74,758	65,394	51,944
Research and development	42,215	35,694	24,474
License and patent disputes	1,977	178	—
Total operating expenses	204,058	180,654	134,985

Operating income	83,641	64,288	38,379

Interest and other income, net	2,722	1,313	1,436

Income before provision for income taxes	86,363	65,601	39,815
Provision for income taxes	(32,334)	(24,153)	(15,052)

Net income	$54,029	$41,448	$24,763

Net income per share:
Basic	$3.16	$2.61	$1.62
Diluted	$2.92	$2.42	$1.50

Shares used in calculating per share amounts:
Basic	17,092	15,889	15,295
Diluted	18,505	17,097	16,497

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2002	—	$—	14,895	$149	$79,544	$385	$27,863	$107,941
Components of comprehensive income:
Net income	—	—	—	—	—	—	24,763	24,763
Other comprehensive income:
Change in unrealized net gain (loss) on available-for-sale securities, net of $190 income tax benefit	—	—	—	—	—	(285)	—	(285)
Foreign currency translation gain	—	—	—	—	—	200	—	200
Total comprehensive income								24,678
Issuance of common stock under stock plans, net	—	—	723	7	12,322	—	—	12,329
Compensation related to stock options granted to non-employees	—	—	—	—	20	—	—	20
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	7,935	—	—	7,935
Balance at December 31, 2003	—	$—	15,618	$156	$99,821	$300	$52,626	$152,903
Components of comprehensive income:
Net income	—	—	—	—	—	—	41,448	41,448
Other comprehensive income:
Change in unrealized net gain (loss) on available-for-sale securities, net of $119 income tax benefit	—	—	—	—	—	(179)	—	(179)
Foreign currency translation gain	—	—	—	—	—	965	—	965
Total comprehensive income								42,234
Issuance of common stock under stock plans, net	—	—	801	8	19,604	—	—	19,612
Compensation related to stock options granted to non-employees	—	—	—	—	4	—	—	4
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	5,584	—	—	5,584
Balance at December 31, 2004	—	$—	16,419	$164	$125,013	$1,086	$94,074	$220,337
Components of comprehensive income:
Net income	—	—	—	—	—	—	54,029	54,029
Other comprehensive income:
Change in unrealized net gain (loss) on available-for-sale securities, net of $93 income tax benefit	—	—	—	—	—	(140)	—	(140)
Foreign currency translation gain (loss)	—	—	—	—	—	(1,517)	—	(1,517)
Total comprehensive income								52,372
Issuance of common stock under stock plans, net	—	—	1,139	12	29,284	—	—	29,296
Compensation related to stock options granted to non-employees	—	—	—	—	1	—	—	1
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	13,359	—	—	13,359
Balance at December 31, 2005	—	$—	17,558	$176	$167,657	$(571)	$148,103	$315,365

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2004	2003

Operating activities:
Net income	$54,029	$41,448	$24,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,354	17,322	10,692
Amortization of deferred compensation and non-cash equity compensation	1	4	20
Deferred income taxes	3,670	(8,863)	1,641
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(427)	(429)	(704)
Accounts receivable	5,795	(12,616)	(12,726)
Inventories	4,381	(9,170)	(15,485)
Income taxes and other current assets	9,762	8,503	2,381
Accounts payable	(4,528)	11,655	3,109
Accrued employee expenses	(146)	2,431	1,468
Accrued royalties and other current liabilities	2,197	2,151	896
Long-term liabilities	503	56	1,102
Foreign currency translation	(48)	—	—
Net cash provided by operating activities	91,543	52,492	17,157

Investing activities:
Proceeds from sales and maturities of marketable securities	65,984	31,452	40,941
Purchase of marketable securities	(98,213)	(43,528)	(22,867)
Purchase of property, equipment and leasehold improvements	(53,858)	(55,117)	(58,673)
Patents, license rights, deposits and other assets	(2,603)	(1,429)	(282)
Net cash used in investing activities	(88,690)	(68,622)	(40,881)

Financing activities:
Proceeds from issuance of equipment notes payable	2,007	7,558	14,850
Principal payments under equipment notes payable	(6,014)	(5,338)	(3,200)
Proceeds from issuance of stock under stock plans, net	29,296	19,612	12,329
Net cash provided by financing activities	25,289	21,832	23,979

Effect of exchange rate changes on cash and cash equivalents	(735)	406	169

Increase in cash and cash equivalents	27,407	6,108	424

Cash and cash equivalents at beginning of year	25,645	19,537	19,113
Cash and cash equivalents at end of year	$53,052	$25,645	$19,537

Supplemental disclosures of cash flow information:
Interest paid	$997	$1,001	$639
Income taxes paid	$20,101	$20,670	$9,852
Income tax benefit of disqualifying dispositions of stock	$13,359	$5,584	$7,935

See accompanying notes.

BIOSITE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Policies

Organization and Business Activity

Founded in 1988, Biosite Incorporated is a leading provider of novel, rapid medical diagnostic products intended to aid physicians in the diagnosis of critical diseases and health conditions. Currently, we offer diagnostic products for drug screening, heart attack, heart failure, acute coronary syndromes, or ACS, evaluation of shortness of breath and certain bacterial and parasitic infections. Our products are principally sold to acute care hospitals, which number approximately 5,400 in the United States. To market our products, we utilize a direct sales team that focuses its efforts primarily on larger hospitals with more than 200 beds and smaller hospitals that are high volume users of our products, and we use a network of distributors both in the United States and internationally.

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals. We utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States. In international markets, we have established direct selling efforts in several European countries and utilize a network of country-specific and regional distributors in other areas. During 2003 and 2004, we initiated direct sales and distribution operations in France, Germany, Belgium and Luxembourg, the United Kingdom and Italy. In the future, we may transition to direct sales and distribution of our products in additional countries. We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training. Additionally, we provide other customer and technical support resources to assist with ongoing utilization of our products.

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

Segment Information, Major Customers and Suppliers

Financial Accounting Standards Board, or FASB, Statement No. 131, Segment Information, FAS 131, amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in FAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by us in deciding how to allocate resources and in assessing performance. FAS 131 also requires disclosures about our products and services, geographic areas and major customers.

Management of Biosite has determined that we currently operate principally in one operating segment: the discovery, development, manufacture and marketing of rapid, accurate and cost-effective diagnostics that improve the quality of patient care and simplify the practice of laboratory medicine. Our chief operating decision-making group is the Management Group, which is comprised of the Chief Executive Officer, President, Senior Vice Presidents and Vice Presidents. The Management Group primarily decides how to allocate resources based on the overall operating results and the contribution of each functional area towards achieving our business and financial goals. Our principal functional areas are:  1) Finance and Administration, 2) Sales and Marketing, 3) Research and Development and 4) Manufacturing.

We have a distribution agreement with Fisher that extends through December 31, 2008. Sales to Fisher represented 84%, 86% and 90% of our product sales in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, receivable amounts due from Fisher represented approximately 64% and 78%, respectively, of our accounts receivable. Export sales to international customers amounted to $35.9 million, $26.0 million and $14.5 million in 2005, 2004 and 2003, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments in debt securities with maturities of 90 days or less when purchased.

Marketable Securities

Based on the nature of the assets held by us and management’s investment strategy, our investments have been classified as either available-for-sale or trading securities. Management determines the appropriate classification of securities at the time of purchase. Securities classified as available-for-sale or trading are carried at estimated fair value, as determined by quoted market prices at the balance sheet date. The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a component of comprehensive income. Unrealized gains or losses on trading securities are reported in interest income. At December 31, 2005, we had no investments that were classified as held-to-maturity. The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses on sales of available-for-sale securities are computed based upon the amortized cost adjusted for any other than temporary declines in fair value and are included in interest income. The cost of securities sold is based on the specific identification method. Interest on trading securities and securities classified as available-for-sale is included in interest income.

Accounts Receivable

Accounts receivable consists of trade receivables due from customers for the sale of our products. Payment terms vary on a customer by customer basis, and generally range from cash on delivery to net, 60 days in the United States and from cash in advance to net, 120 days internationally. We also utilize various programs, including letters of credit and insurance, to reduce risks of uncollectibility. A receivable is considered past due when it has exceeded its payment terms. Accounts receivable has been reduced by an estimated allowance for doubtful accounts. We estimate our allowance for doubtful accounts based on facts, circumstances and judgments regarding each account. Our estimate is determined by analysis of items such as historical bad debts, customer payment history and patterns, customer creditworthiness, economic, political or regulatory factors affecting the customer’s ability to make the required payments and individual circumstances.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market value and have been reduced by an estimated allowance for excess, obsolete and potential scrapped inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales, as well as, judgments, quality control testing data, and assumptions about the likelihood of scrap and obsolescence. During our manufacturing processes, some work-in-process inventories require additional testing or re-work. These inventories are separately tracked and reviewed on a monthly basis to determine their status and an estimated reserve for potential scrap is calculated. We utilize a standard cost system to track our inventories on a part-by-part basis. If necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a first-in, first-out, or FIFO, cost basis.

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

Depreciation and Amortization

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Building and building improvements are depreciated over their estimated useful lives ranging from five to forty years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term. Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.

License Rights

License rights related to products for sale are stated at cost and amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during generally the shorter of the license period or ten years from the inception of the license. The estimated revenues used as the base by which we amortize the license rights include only estimated sales for products we are currently selling and do not include any estimated product sales expected to be realized during the license amortization term from products still in development today.

Long-lived and Intangible Assets

Our policy is to review the carrying amounts of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of intangible assets, management’s policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary. We do not believe the carrying amounts of long-lived and intangible assets are impaired at December 31, 2005.

Stock-Based Compensation

With respect to accounting for stock-based compensation payments to our employees for the periods through December 31, 2005, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. During these periods, stock options issued to non-employees were recorded at their fair value as determined in accordance with FAS No. 123, Accounting for Stock-based Compensation, or FAS 123, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and were periodically remeasured as the stock options vest. Beginning January 1, 2006, we will adopt FAS No. 123 (revised 2004), a revision to FASB Statement No. 123, or FAS 123(R).

Included in the disclosures to the accompanying financial statements is adjusted pro forma information regarding net income as required by FAS 123, which has been determined as if we had accounted for our employee stock-based compensation under the fair value method of FAS 123 for the periods presented. For all options granted on or after April 1, 2005, we changed our fair value option pricing model from the Black-Scholes model to a binomial model. The fair value of stock options and purchase rights granted prior to April 1, 2005 was determined using the Black-Scholes model. We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

The valuation of stock-based compensation instruments is determined at the date of grant and includes assumptions with regards to:  1) expected life of stock options, which is primarily based on the historical exercise behavior of our employees, and stock purchase rights issuable under our employee stock purchase plan, or ESPP, 2) expected volatility during the expected life of the stock options and stock purchase rights using historical and implied volatility, 3) expected dividends during the expected life of the stock options and stock purchase rights and 4) the expected risk-free interest during the expected life of the stock options and stock purchase rights.

The weighted average estimated fair values of stock options granted during 2005, 2004 and 2003 were $27.29, $31.17 and $29.83, respectively. The weighted average estimated fair values of stock purchase rights granted during 2005, 2004 and 2003 were $24.76, $16.23 and $25.29, respectively. The fair value for these stock options and stock purchase rights was estimated at the date of grant with the following weighted-average assumptions for 2005, 2004 and 2003:

	Stock Options			Stock Purchase Rights
	2005	2004	2003	2005	2004	2003
Expected life	5.2 years	6.0 years	6.1 years	1.25 years	1.25 years	1.45 years
Expected volatility	56%	81%	85%	64%	83%	86%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Risk-free interest rate	4.02%	3.66%	2.52%	3.57%	1.78%	2.78%

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the vesting periods of the granted options. Our adjusted pro forma information is as follows (in thousands, except per share data):

(Net of tax)	2005	2004	2003

Net income, as reported	$54,029	$41,448	$24,763
Pro forma FAS 123 compensation expense	(15,703)	(20,319)	(19,390)
Adjusted pro forma net income	$38,326	$21,129	$5,373
Adjusted pro forma basic net income per share	$2.24	$1.33	$0.35
Adjusted pro forma diluted net income per share	$2.07	$1.24	$0.33

The pro forma effects on net income for 2005, 2004 and 2003 may not be representative of the effects on reported net income or loss in future years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility and the expected life of the options. Changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options and ESPP.

Research and Development

Research and development costs are expensed as incurred. Such costs include personnel costs, supplies, clinical trials, allocated facilities, information systems, depreciation, amortization and other indirect costs.

Concentration of Credit Risk

We sell our products in the United States primarily to Fisher. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. We perform credit evaluations and maintain an allowance for potential credit losses. Credit losses in the United States have been minimal and within management’s expectations. In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas. During the last half of 2003 and 2004, we significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium and Luxembourg, the United Kingdom and Italy, and we may expand into additional countries in the future. We also utilize various risk management programs, including letters of credit and insurance, to reduce risks of uncollectibility.

We invest our excess cash in debt instruments of the U.S. Government, state municipalities, financial institutions and corporations with strong credit ratings. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options.

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	17,092	15,889	15,295

Effect of common share equivalents:
Net effect of dilutive common stock options and stock purchase rights using the treasury stock method	1,413	1,208	1,202
Shares used in calculating per share amounts – Diluted	18,505	17,097	16,497

Comprehensive Income

Financial Accounting Standards Board’s Statement No. 130, Comprehensive Income, FAS 130, establishes rules for the reporting and display of comprehensive income and its components. FAS 130 requires the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income. Comprehensive income is included in our Consolidated Statements of Stockholders’ Equity. The accumulated unrealized gain or (loss) on marketable securities, net of tax, was $(218,000) and $(79,000) as of December 31, 2005 and 2004, respectively. The accumulated foreign currency translation gain or (loss) as of December 31, 2005 and 2004 was $(353,000) and $1.2 million, respectively.

Recent Accounting Pronouncements

Share-Based Payments

In December 2004, the Financial Accounting Standards Board, or FASB, issued FAS No. 123 (revised 2004), or Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in FAS No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

We will adopt the provisions of Statement No. 123(R) using the “modified prospective” method on January 1, 2006. Statement No. 123(R) will apply to all new awards and unvested awards that are outstanding on January 1, 2006. Compensation expense for outstanding awards for which the requisite service period has not been rendered as of January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123.

As permitted by FAS No. 123, through December 31, 2005 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, we recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a material impact on our results of operations. The future impact of the adoption of Statement No. 123(R) will depend to a significant degree on levels of share-based payments granted in the future, our stock price volatility and the exercise behavior of our employees. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will shift cash flows related to the tax deductions from our net operating cash flows to our net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, the stock option exercise behavior of our employees), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $13.4 million, $5.6 million and $7.9 million in 2005, 2004 and 2003, respectively.

Reclassification

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the presentation of the 2005 financial statements.

2.   Licensing Rights and Agreements

We have entered into licensing and collaborative agreements where we utilize certain technologies licensed or owned by others in exchange for up-front, milestone or royalty payments or some combination thereof. The milestone payments under these agreements are primarily dependent on overcoming research and development hurdles, achieving product development goals or meeting commercialization objectives, or any combination thereof. Examples of milestones for which we would make payments would include: 1) initiation of clinical trials of a potential product that is covered by the licensed technology, 2) FDA clearance to market a product that is covered by the licensed technology, and 3) the first sale of product that is covered by the licensed technology in a specific territory. The attainment of the milestones is highly uncertain and dependent upon many contingencies. Additionally, we exercise discretion whether to continue to utilize the licensed technologies. At any time, we may, for technical or economic reasons, decide to discontinue utilizing the licensed technologies and would incur no further financial obligations beyond those payments already made. As of December 31, 2005, there were no milestones, either individually or in the aggregate, under our licensing and collaborative agreements for which we believe material payments are currently required to be made in the future. At December 31, 2005 and 2004, the total cost of license rights was $12.3 million and $11.8 million, respectively and accumulated amortization of the license rights was approximately $7.5 million and $6.3 million, respectively. Amortization expense of license rights totaled $1.2 million for each of the years ended December 31, 2005, 2004 and 2003. The estimated aggregate amortization expense related to license rights for the next five years and thereafter is as follows:  2006 - $1.4 million, 2007 - $1.5 million, 2008 - $1.1 million, 2009 - $344,000, 2010 - $267,000, thereafter - $193,000.

3.   Distribution and Biosite Discovery Collaborative Agreements

Distribution Agreements

We have a distribution agreement under which Fisher distributes our products primarily to hospitals within the United States. The term of our distribution agreement with Fisher expires on December 31, 2008. Under the agreement, Fisher’s distribution rights are semi-exclusive in the U.S. hospital market and non-exclusive in the U.S. physician office market. Either party has the right to terminate the agreement in the case of an uncured breach by the other party. In addition, under certain circumstances, the distribution relationship may become non-exclusive or terminate with prior notice. For instance, if our direct sales to customers in the U.S. hospital market during a six month period exceed a specified percentage of the total sales of our products by both us and Fisher in that market segment, Fisher will have the option of converting the agreement to a mutually non-exclusive arrangement. The specified percentage of direct sales in the contract that would trigger this option far exceeds the current level of direct sales. If Fisher were to exercise the option, either party would have the ability to terminate the agreement upon prior notice to the other party. Similarly, if Fisher elects to promote and sell certain products that are competitive with our products, then we will have the option of converting the agreement to a mutually non-exclusive arrangement. If we were to exercise that option, either party would have the ability to terminate the agreement upon prior notice to the other party. Sales to Fisher represented 84%, 86% and 90% of our product sales in 2005, 2004 and 2003, respectively.

We also have distributor agreements with PSS and Henry Schein to market our products to physician office practices in the United States. Internationally, in addition to utilizing a direct sales force in certain countries, we sell our products to country-specific and regional distributors.

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

During 2005, 2004 and 2003, we recognized contract revenues of $4.9 million, $4.3 million and $4.1 million, respectively, related to activities performed or milestones achieved under the collaborative agreements. Under the terms of our agreement with Medarex, Inc., Medarex provides us with research funding of $3.0 million per year. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities in 2005, 2004 and 2003 were approximately $8.0 million, $6.5 million and $5.7 million, respectively, and are included in research and development expenses.

4.             Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities by balance sheet classification at December 31, 2005 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$22,930	$—	$—	$22,930
Money market fund	30,122	—	—	30,122
	53,052	—	—	53,052
Marketable securities:
Trading securities – mutual funds held for nonqualified deferred compensation plan participants	2,177	174	—	2,351

Available-for-sale securities:
U.S. Municipalities debt securities	53,803	2	(174)	53,631
Corporate debt securities	14,142	1	(96)	14,047
U.S. Government debt securities	8,091	—	(83)	8,008
Certificates of deposit	1,344	—	(21)	1,323
	77,380	3	(374)	77,009
Total cash, cash equivalents and marketable securities	$132,609	$177	$(374)	$132,412

The following is a summary of cash, cash equivalents and marketable securities by balance sheet classification at December 31, 2004 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$18,812	$—	$—	$18,812
Money market fund	6,833	—	—	6,833
	25,645	—	—	25,645
Marketable securities:
Trading securities – mutual funds held for nonqualified deferred compensation plan participants	1,402	350	—	1,752

Available-for-sale securities:
U.S. Municipalities debt securities	22,699	—	(26)	22,673
Corporate debt securities	11,390	18	(28)	11,380
U.S. Government debt securities	8,032	3	(87)	7,948
Certificates of deposit	3,030	3	(21)	3,012
	45,151	24	(162)	45,013
Total cash, cash equivalents and marketable securities	$72,198	$374	$(162)	$72,410

The amortized cost and estimated fair values of available-for-sale marketable securities at December 31, 2005, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Marketable securities (available-for-sale):
Due in one year or less	$49,392	$49,236
Due after one year through two years	26,522	26,324
Due after two years	1,466	1,449
	$77,380	$77,009

Gross realized gains from the sale of cash equivalents and marketable securities were approximately $1,000, $14,000 and $206,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Gross realized losses from the sale of cash equivalents and marketable securities were approximately $0, $6,000 and $5,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

5.   Balance Sheet Information

Net inventories consist of the following (in thousands):

	December 31,
	2005	2004

Raw materials	$8,754	$12,852
Work in process	16,098	14,242
Finished goods	7,775	9,983
	$32,627	$37,077

Property, equipment and leasehold improvements consist of the following (in thousands):

	December 31,
	2005	2004
Land	$29,081	$28,664
Buildings and improvements	56,713	—
Construction in progress – new corporate complex	22,800	46,556
Machinery and equipment	57,759	42,129
Computer equipment	12,559	9,950
Furniture and fixtures	2,671	1,377
Leasehold improvements	15,421	16,391
Construction in progress – manufacturing equipment and other	8,844	11,970
	205,848	157,037
Less accumulated depreciation	(54,830)	(45,902)
	$151,018	$111,135

Depreciation expense was approximately $13.7 million, $15.4 million and $9.4 million for years ended December 31, 2005, 2004 and 2003, respectively. Cost of equipment under equipment financing notes was approximately $30.3 million and $30.2 million at December 31, 2005 and 2004, respectively. Accumulated depreciation of equipment under equipment financing notes at December 31, 2005 and 2004 was approximately $14.0 million and $9.8 million, respectively.

6.   Debt and Commitments

Debt consisted of the following (in thousands):

	December 31,
	2005	2004
Equipment financing notes, payable $577,000 monthly including interest at 3.95% to 7.00% due February 2006 to March 2010; secured by equipment	$17,034	$21,041
Less current portion	(6,066)	(5,749)
Total long-term debt	$10,968	$15,292

As of December 31, 2005, approximate future principal payments of the equipment financing notes are due as follows: 2006 - $6.1 million; 2007 - $5.6 million; 2008 – $4.0 million; 2009 – $1.2 million; 2010 – $115,000 and thereafter - $0.

Interest expense was approximately $255,000 for the year ended December 31, 2003. Beginning July 1, 2003, interest incurred was capitalized as part of the costs of our new corporate complex. For the years ended December 31, 2005, 2004 and 2003, we incurred and capitalized interest totaling $913,000, $1.0 million and $384,000, respectively.

We lease certain office, manufacturing and research facilities under operating leases. The minimum annual rent on the facilities is subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases. We record rent expense on a straight-line basis over the term of the leases.

Approximate annual future minimum operating lease payments as of December 31, 2005 are as follows (in thousands):

Operating
Year	Leases
2006	$1,131
2007	352
2008	266
2009	199
2010	183
Thereafter	272
Total minimum lease payments	$2,403

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2.5 million, $2.5 million and $2.1 million, respectively.

In October 2003, we completed our purchase of land for the construction of our new corporate complex. We purchased a total of 26.1 usable acres for approximately $28.2 million. Through December 31, 2005, we have expended an additional $80.4 million for the design and construction of the new corporate complex. We expect the new complex to provide us with up to 800,000 square feet of space and to be constructed in phases as needed. The first phase will provide us with approximately 350,000 square feet of space. The total cost of the land and the construction of the first phase is estimated to be approximately $110.0 million. As of March 1, 2006, our research and development staff, selling, general and administrative staff and a portion of our manufacturing operations have relocated to the new corporate complex. We expect to complete the other buildings in the first phase of construction during the first half of 2006 and to relocate our remaining operations in stages once the buildings are ready for use. We expect our occupancy costs to increase primarily due to increased square footage. Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned. As a result, we may then seek an alternative use for all or a portion of the property, or seek to sell the property, which may have a negative impact on our operating results. We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of the manufacturing facilities. For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs. In addition, we expect to incur some duplicate facilities expenses, such as rent, as we are transferring our operations to the new corporate complex in stages.

7.   Stockholders’ Equity

Stock Plans

In December 1996, we adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”). The 1996 Stock Plan replaced our 1989 Stock Plan. Although future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. The aggregate number of shares authorized for issuance under the 1996 Stock Plan as of December 31, 2005 was 7,000,000 shares. Additionally, at December 31, 2005, 142,271 unpurchased shares of common stock pursuant to unissued, expired or cancelled options under the 1989 Stock Plan are available for awards under the 1996 Stock Plan.

In November 2002, the Board of Directors adopted the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan (the “2002 Stock Plan”).  The Board of Directors adopted the plan to accommodate Biosite’s continuing growth and expansion. The aggregate number of shares authorized for issuance under the 2002 Stock Plan as of December 31, 2005 was 1,450,000 shares, of which 900,000 shares are solely for use as inducement awards in connection with the recruitment of non-officer employees.

Options granted under the stock plans are generally subject to four-year vesting and expire ten years from the date of grant. As of December 31, 2005, no shares were available for future issuance under the 1989 Stock Plan, 332,497 shares were available for future issuance under the 1996 Stock Plan and 275,633 shares were available for future issuance under the 2002 Stock Plan.

Information with respect to option activity under our stock plans is as follows:

		Weighted average exercise
	Shares	price
	(in thousands)
Balance at December 31, 2002	4,400	$24.67
Granted at fair value	1,456	$40.86
Exercised	(618)	$17.00
Cancelled	(140)	$33.85
Balance at December 31, 2003	5,098	$29.97
Granted at fair value	845	$43.85
Exercised	(659)	$24.42
Cancelled	(228)	$35.35
Balance at December 31, 2004	5,056	$32.75
Granted at fair value	996	$55.93
Exercised	(1,014)	$25.38
Cancelled	(233)	$42.48
Balance at December 31, 2005	4,805	$38.68

The following is a further breakdown of the options outstanding under the 1989 Stock Plan, 1996 Stock Plan and 2002 Stock Plan as of December 31, 2005:

Range of exercise price	Options outstanding (in thousands)	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable (in thousands)	Weighted average exercise price of options exercisable

$ 3.25 - $25.00	988	4.95	$18.37	922	$17.98
$ 25.05 - $40.00	1,045	5.86	$31.27	811	$31.61
$ 40.44 - $50.00	1,750	7.24	$44.59	1,068	$43.78
$ 50.93 - $70.00	1,022	9.32	$55.75	146	$55.86
$ 3.25 - $70.00	4,805	6.91	$38.68	2,947	$32.91

Employee Stock Purchase Plan

In December 1996, we adopted an Employee Stock Purchase Plan (“ESPP”), which provides all qualifying employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. As of December 31, 2005, a pool of 900,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions). The ESPP includes an evergreen provision under which, for a period of ten years beginning on January 1, 2005, an increase in the pool of shares of common stock available for issuance under the ESPP occurs annually equal to the lesser of 1) one and one-half percent of the common shares outstanding at the end of the prior year; or 2) 1,500,000 shares of stock; provided, however, that in no event shall the annual increase cause the shares available for purchase under the ESPP to exceed 5% of the outstanding common shares of Biosite at the end of the prior year. In December 2005, the Compensation Committee of our Board of Directors limited the increase in the pool of shares of common stock available for issuance under the ESPP on January 1, 2006 to 200,000 shares. During the years ended December 31, 2005, 2004 and 2003, 125,285, 141,631 and 106,669 shares, respectively, were issued under the ESPP. As of December 31, 2005, 274,090 shares of common stock were available for issuance under the ESPP.

At December 31, 2005, a total of 882,220 shares of our common stock were reserved for future issuances under all of our stock plans and the ESPP.

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

8.   Income Taxes

Significant components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$24,248	$28,544	$10,492
State	4,037	4,220	2,856
Foreign	379	252	63
	28,664	33,016	13,411
Deferred:
Federal	3,051	(7,931)	2,236
State	896	(353)	(595)
Foreign	(277)	(579)	—
	3,670	(8,863)	1,641
	$32,334	$24,153	$15,052

Significant components of our net deferred tax assets as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Net deferred tax assets:
Tax credits	$703	$996
Reserves and accruals	3,722	4,719
Depreciation and amortization	2,062	2,078
Net operating loss carryovers	856	579
Other, net	87	2,728
Net deferred tax assets	$7,430	$11,100

As of December 31, 2005, we had California research and development tax credits of approximately $1.1 million. These tax credits do not expire. We also had foreign net operating loss carryovers of approximately $2.1 million. These carryovers begin to expire in 2010.

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

The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	December 31,
	2005	2004	2003
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.5	5.2	5.8
Tax credits	(1.5)	(3.0)	(3.4)
Other	(0.6)	(0.4)	0.4
Effective rate	37.4%	36.8%	37.8%

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

As of December 31, 2005, we had approximately $1.7 million of undistributed earnings related to our foreign subsidiaries. We believe that these earnings will be indefinitely reinvested. Accordingly, we have not provided for U.S. Federal income taxes related to these earnings. However, upon distribution of these earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries.

9.   Employee Savings Plans

Employee 401(k) Plan

In 1991, we implemented a 401(k) program that allows all qualifying employees to contribute up to a maximum of 20% of their annual salary, subject to annual limits. The Board of Directors may, at its sole discretion, approve contributions by Biosite. No such contributions have been approved or made.

Nonqualified Deferred Compensation Plan

In March 2005, we completed the implementation of a 409A Nonqualified Deferred Compensation Plan, or the Plan, for the benefit of a select group of our management or highly compensated employees, including our executive officers.  The Plan is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).  The Plan is an unfunded arrangement and is intended to be exempt from the requirements of the Employee Retirement Income Security Act of 1974, as amended, or ERISA.

A participant in the Plan may annually elect to defer up to 25% of their base salary, 100% of bonuses and/or commissions.  The deferred compensation is contributed to either a retirement account or an in-service account established by the participant at the time the deferral election is made.  These marketable securities investments are classified as trading securities We may also make discretionary contributions to participants’ accounts in the future, although we do not currently do so.  Amounts contributed to participants’ accounts through participant deferrals or through our discretionary contributions are generally not subject to income tax until they are distributed from the accounts.  All contributions made by participants are vested immediately.  Any discretionary contributions made by us in the future, if any, are subject to such vesting arrangements as we may determine.

Amounts credited to a retirement account are distributed upon the retirement of a participant, in a lump sum or in annual installments during a specified number of years after retirement.  Amounts credited to an in-service account are distributed at the beginning of a year selected by the participant that is no sooner than a specified number of years after the year the deferral election is made, in a lump sum or in annual installments during a specified number of years after the initial distribution.  In the event of a participant’s disability, death or, subject to certain limitations set forth in the Plan, a participant’s termination of employment, all amounts credited to his or her account are distributed immediately in a lump sum.  Early distributions may be permitted in the event of unforeseeable emergencies.  A participant may from time to time designate one or more persons as his or her beneficiaries entitled to receive distributions under the Plan.

The Plan may be amended or terminated by our Board of Directors at any time, although no such amendment or termination may deprive a participant of any rights accrued under the Plan prior to the date of the amendment or termination.  Other amendments may be made to conform the Plan to the provisions of applicable law, including the Code and ERISA.

10. License and Patent Disputes

Expenses associated with license and patent disputes incurred during the years ended December 31, 2005, 2004 and 2003 totaled $2.0 million, $178,000 and $0, respectively. The 2005 and 2004 expenses consisted of legal costs related to our ongoing litigation with Roche Diagnostics Corporation and its affiliates, or Roche. In November 2004, Roche filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche. Roche seeks to recover damages of an unspecified amount and to enjoin our manufacture, use or sale of the allegedly infringing products and our contribution to and/or inducement of such alleged infringement. We believe these allegations of infringement are without merit and intend to vigorously contest these claims.

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

In December 2005, we announced that we are in discussions with Roche regarding a potential settlement of both pending cases. Biosite and Roche filed joint requests to stay the litigation in the United States District Courts in the Southern District of California and the Southern District of Indiana through April 2006, both of which requests have been granted. Given the stage of both actions and the current stay of the proceedings, we cannot predict the ultimate outcome of either matter at this time.

11. Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information. For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Product sales	$70,496	$71,898	$68,888	$71,490
Contract revenues	1,350	1,866	780	931
Gross profit – product sales	50,256	48,883	47,988	50,537
Operating income	22,072	21,699	19,573	20,297
Income before income taxes	22,131	22,214	20,668	21,350
Net income	13,792	13,972	12,569	13,696

Net income per share
- Basic	$0.83	$0.82	$0.73	$0.79
- Diluted	$0.76	$0.76	$0.68	$0.73

Shares used in calculating per share amounts
- Basic	16,687	16,966	17,268	17,436
- Diluted	18,226	18,343	18,596	18,773

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)

Product sales	$56,698	$58,761	$60,392	$64,756
Contract revenues	979	1,101	791	1,464
Gross profit – product sales	36,956	39,166	41,809	43,288
Operating income	14,564	16,258	16,904	16,562
Income before income taxes	14,758	16,444	17,023	17,376
Net income	8,945	9,976	10,381	12,146

Net income per share
- Basic	$0.57	$0.64	$0.65	$0.75
- Diluted	$0.55	$0.59	$0.60	$0.68

Shares used in calculating per share amounts
- Basic	15,628	15,699	15,979	16,244
- Diluted	16,366	16,880	17,311	17,824

Schedule II

Biosite Incorporated

Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004 and 2003

	Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year

Year ended December 31, 2005
Allowance for doubtful accounts	$1,189,024	$675,428	$—	$515,782	(1)	$1,348,670
Inventory reserve	$2,946,759	$382,493	$—	$2,710,664	(2)	$618,588
Warranty reserve	$631,674	$1,435,619	$—	$1,274,789	(3)	$792,504

Year ended December 31, 2004
Allowance for doubtful accounts	$849,477	$1,251,234	$—	$911,687	(1)	$1,189,024
Inventory reserve	$639,116	$3,637,525	$—	$1,329,882	(2)	$2,946,759
Warranty reserve	$657,360	$1,348,659	$—	$1,374,345 (3	(3)	$631,674

Year ended December 31, 2003
Allowance for doubtful accounts	$478,470	$958,952	$—	$587,945	(1)	$849,477
Inventory reserve	$614,780	$1,007,930	$—	$983,594	(2)	$639,116
Warranty reserve	$358,807	$1,772,762	$—	$1,474,209	(3)	$657,360

(1)    Uncollectible accounts written off, net of recoveries

(2)    Write off of obsolete, excess or impaired inventory

(3)    Cost incurred associated with the replacement and repair of the Triage Meters and devices