Form 10-Q
period 2006-03-31
BIOSITE INC
filed 2006-05-10
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at

May 8, 2006 was 17,211,414

BIOSITE INCORPORATED

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings
ITEM 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures

Biosite®, Triage®, Omniclonal®, CardioProfilER® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated.  MultiMarker Index™, Triage ProfilerCP™ and the Company’s logo are trademarks of Biosite Incorporated.  Beckman Coulter® is a registered trademark of Beckman Coulter, Inc.  This quarterly report on Form 10-Q also contains trademarks and trade names of other companies.

i

Part I.             Financial Information

Item 1.          FINANCIAL STATEMENTS.

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$45,135	$53,052
Marketable securities	86,030	79,360
Accounts receivable, net	31,070	30,303
Inventories, net	33,089	32,627
Income taxes receivable	—	329
Deferred income taxes	3,161	3,161
Other current assets	5,012	5,932
Total current assets	203,497	204,764
Property, equipment and leasehold improvements, net	153,304	151,018
Patents and license rights, net	4,422	4,764
Deferred income taxes	5,855	4,269
Deposits and other assets	3,008	3,111
	$370,086	$367,926

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,395	$13,950
Accrued employee expenses	10,956	10,706
Current portion of equipment financing notes	6,037	6,066
Income taxes payable	6,156	—
Other current liabilities	8,430	8,382
Total current liabilities	46,974	39,104

Equipment financing notes	9,480	10,968
Other long-term liabilities	2,659	2,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 60,000 shares authorized; 17,149 and 17,558 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	171	176
Additional paid-in capital	150,608	167,657
Accumulated other comprehensive income (loss), net of related tax effect of $(192) and $(146) at March 31, 2006 and December 31, 2005, respectively	(466)	(571)
Retained earnings	160,660	148,103
Total stockholders’ equity	310,973	315,365
	$370,086	$367,926

Note:                   The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product sales	$78,157	$70,496
Contract revenues	1,175	1,350
Total revenues	79,332	71,846

Operating expenses:
Cost of product sales	23,105	20,240
Selling, general and administrative	23,966	18,557
Research and development	13,698	10,768
License and patent disputes	41	209
Total operating expenses	60,810	49,774

Operating income	18,522	22,072

Interest and other income, net	1,248	59

Income before provision for income taxes	19,770	22,131
Provision for income taxes	(7,213)	(8,339)

Net income	$12,557	$13,792

Net income per share:
- Basic	$0.72	$0.83
- Diluted	$0.68	$0.76

Shares used in calculating per share amounts:
- Basic	17,493	16,687
- Diluted	18,601	18,226

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$12,557	$13,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,945	4,039
Stock-based compensation expense	6,054	—
Excess tax benefits from stock-based awards	(1,662)	—
Deferred income taxes	(1,586)	—
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(16)	(172)
Accounts receivable	(626)	5,515
Inventory	219	610
Other current assets	980	1,111
Income taxes	8,467	7,820
Accounts payable	1,395	(3,263)
Other current liabilities	266	1,895
Long-term liabilities	55	239
Foreign currency translation	(23)	57
Net cash provided by operating activities	31,025	31,643

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	15,896	9,889
Purchase of marketable securities	(22,550)	(26,892)
Purchase of property, equipment and leasehold improvements	(6,455)	(15,635)
Patents, license rights, deposits and other assets	(315)	(766)
Net cash used in investing activities	(13,424)	(33,404)

FINANCING ACTIVITIES
Repurchase and retirement of common stock	(30,000)	—
Proceeds from issuance of financing obligations	—	2,007
Principal payments under financing obligations	(1,517)	(1,468)
Excess tax benefits from stock-based awards	1,662	—
Proceeds from issuance of stock under stock plans, net	4,252	7,690
Net cash (used in) provided by financing activities	(25,603)	8,229

Effect of exchange rate changes on cash and cash equivalents	85	(48)

Increase (decrease) in cash and cash equivalents	(7,917)	6,420

Cash and cash equivalents at beginning of period	53,052	25,645
Cash and cash equivalents at end of period	$45,135	$32,065

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$206	$253
Income taxes paid	$155	$446
Income tax benefit of disqualifying dispositions of stock	$2,032	$5,911

See accompanying notes.

BIOSITE INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1                    BASIS OF PRESENTATION

Financial Statement Preparation  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  We have experienced significant quarterly fluctuations in our operating results and expect that these fluctuations in sales, expenses and operating results may continue.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 have been reclassified to conform to the presentation of the financial statements for the three months ended March 31, 2006.

Earnings Per Share  Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options.

Shares used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	17,493	16,687
Net effect of dilutive common share equivalents using the treasury stock method	1,108	1,539
Shares used in calculating per share amounts – Diluted	18,601	18,226

Share-Based Payments   In December 2004, the Financial Accounting Standards Board, or FASB, issued a revised Statement of Financial Accounting Standards No. 123, or FAS 123(R), Share-Based Payment.  Under FAS 123(R), the estimated fair value of share-based payments is measured at the grant date and is recognized as stock-based compensation expense over the employee’s requisite service period.  We adopted the provisions of FAS 123(R) on January 1, 2006 using the modified prospective method, which provides for certain changes to the method for valuing stock-based compensation.  Under the modified prospective method, prior periods are not revised for comparative purposes.  The valuation provisions of FAS 123(R) apply both to new stock-based awards issued beginning January 1, 2006 and to awards that were already outstanding on January 1, 2006 but are subsequently modified or cancelled.  The estimated fair value of new stock-based awards is recognized as stock-based compensation over the requisite service period associated with the award.  For awards already outstanding at

January 1, 2006, the estimated stock-based compensation will be recognized over the remaining service period using the compensation cost calculated for pro forma purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123.

As a result of the adoption of FAS 123(R), we recorded $6.1 million of stock-based compensation expense in the first quarter of 2006.  We also recorded a $1.6 million income tax benefit related to stock-based compensation for the quarter ended March 31, 2006.  Beginning in the first quarter of 2006, the Company has recognized tax benefits resulting from the exercise of stock-based compensation awards in excess of the tax benefit calculated at the grant date based on the fair value of the award as a cash inflow from financing activities instead of a reduction of cash outflow for income taxes under cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.  In addition, we capitalized approximately $659,000 of stock-based compensation as part of the cost of our inventory at March 31, 2006.

NOTE 2                    STOCK-BASED COMPENSATION

FAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award.  Since April 1, 2005, the Company has used the Aon Actuarial Binomial Model, which was provided by Aon Consulting, Inc., to estimate the fair value of stock options granted.  For our Employee Stock Purchase Plan, or ESPP, we estimate the fair value of stock purchase rights granted using the Black-Scholes option valuation model.  For all stock options and stock purchase rights granted prior to April 1, 2005, the fair value was determined using the Black-Scholes model.  We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model.  Similar to the Black-Scholes model, the binomial model takes into account variables such as expected volatility, expected dividend yield rate and risk free interest rate.  However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

For the valuation of stock-based awards granted in the first quarter of 2006, we used the following significant assumptions:

Compensation Amortization Period.  All stock-based compensation is amortized over the requisite service period of the awards, which is generally the same as the vesting period of the awards.  For all stock options, we amortize the fair value on a straight-line basis over the service periods.

Expected Term or Life.  The expected term or life of stock options granted or stock purchase rights issued represents the expected weighted average period of time from the date of grant to the estimated date that the stock option or stock purchase right under our ESPP would be fully exercised.  To calculate the expected term, we use the historical stock options and stock purchase rights exercise behavior of our employees, and for unexercised options, we assume that unexercised stock options would be exercised at the midpoint between the current date of our analysis and the end of the contractual term of the option.

Expected Volatility.  Expected volatility is a measure of the amount by which our stock price is expected to fluctuate.  We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock.  The historical volatility was calculated using the weekly stock price of our stock over a recent historical period equal to our expected term.  The implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock.  For the valuation of stock purchase rights, we exclusively rely on the implied volatility in estimating the expected volatility of our stock purchase rights since the expected term of our stock purchase rights is more consistent with the contractual terms of the exchange-traded call options.

Risk-Free Interest Rate.  The risk-free interest rate that we use in determining the fair value of our stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

Expected Dividends.  We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  Consequently, we use an expected dividend yield of zero in valuation models.

Expected Forfeitures.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first quarter of 2006 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures.  FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be 5% for stock options granted in the first quarter of 2006 based upon historical forfeitures.

Summary of Significant Assumptions of the Valuation of Stock-based awards. The weighted-average estimated fair value of stock options granted during the first quarter of 2006 and 2005 was $22.96 per share and $41.78 per share, respectively.  The fair value for these stock options and stock purchase rights was estimated at the date of grant with the following weighted-average assumptions for three months ended March 31, 2006 and 2005:

	Stock Options		Stock Purchase Rights
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
Expected term or life	5.1 years	6.1 years	1.25 years	1.25 years
Expected volatility	51%	76%	36%	79%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.45%	4.18%	4.39%	3.08%

The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under our stock plans differ from those used for the valuation of our stock purchase rights under our ESPP primarily due to the difference in their respective expected lives.

Effect of Stock-based Compensation on our Statements of Income and Statements of Cash Flows.   The following table presents the impact of our adoption of FAS 123R on selected income statement line items for the three months ended March 31, 2006:

	Three months ended March 31, 2006
(in thousands)	As reported under FAS 123R	Under APB 25	Difference

Operating income	$18,522	$24,576	$(6,054)
Income before income taxes	$19,770	$25,824	$(6,054)
Net income	$12,557	$16,972	$(4,415)

Basic earnings per share	$0.72	$0.97	$(0.25)
Diluted earnings per share	$0.68	$0.92	$(0.24)

The total estimated stock-based compensation expense, related to all of our stock-based awards, recognized during the three months ended March 31, 2006 was comprised as follows:

(in thousands, except per share data)	Three months ended March 31, 2006

Cost of product sales	$222
Selling, general and administrative	4,022
Research and development	1,810
Stock-based compensation expense before taxes	6,054
Related income tax benefits	(1,639)
Stock-based compensation, net of taxes	$4,415

Net stock-based compensation expense, per common share
Basic	$0.25
Diluted	$0.24

The total stock-based compensation capitalized as part of the cost of our inventory at March 31, 2006 was $659,000.

As of March 31, 2006, there was $42.2 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.5 years.  As of March 31, 2006, there was $2.6 million of unrecognized compensation cost related to ESPP stock purchase rights which is expected to be recognized over a weighted-average period of 8.2 months.

The adoption of FAS 123(R) resulted in a change in the presentation within our Statements of Cash Flows of excess tax benefits from stock-based awards exercised during the period, resulting in a reduction in net cash provided by operating activities of $1.7 million and an equivalent increase in net cash provided by financing activities.  Certain amounts in the Statement of Cash Flows for the three months ended March 31, 2005 have been reclassified to conform to the presentation of the financial statements for the three months ended March 31, 2006.

The following table illustrates the effect on our net income and net income per share for the three months ended March 31, 2005 as if we had applied the fair value recognition provisions of FAS 123 using the Black-Scholes valuation model (in thousands, except per share data):

Three Months Ended March 31, 2005

Net income – as reported	$13,792
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(4,888)
Net income – pro forma	$8,904

Basic net income per share – as reported in prior year	$0.83
Diluted net income per share – as reported in prior year	$0.76

Basic net income per share – pro forma	$0.53
Diluted net income per share – pro forma	$0.49

NOTE 3                    STOCKHOLDERS EQUITY

Stock Repurchase Programs

During the quarter ended March 31, 2006, we repurchased an aggregate of 575,899 shares of our common stock at a total cost of approximately $30 million, including commissions.  Repurchases under the program were made using our own cash reserves.

In April 2006, we announced a program under which we may repurchase up to an additional $50 million of our common stock over the next 12 months.  The timing of repurchases and the exact number of shares of our common stock to be repurchased will depend on prevailing market conditions, our available cash resources and other factors.  Repurchases under the program will be made using our own cash reserves and may be made in the open market, in privately negotiated transactions, or through the use of derivative securities or similar arrangements.

Stock Plans    In December 1996, we adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”).  The 1996 Stock Plan replaced our 1989 Stock Plan.  Although future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan.  The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof.  The aggregate number of shares authorized for issuance under the 1996 Stock Plan as of March 31, 2006 was 7,000,000 shares.  Furthermore, at March 31, 2006 there were an additional 142,271 shares of common stock available for issuance under the 1996 Stock Plan that were previously authorized, but never issued, under the 1989 Stock Plan.

In November 2002, the Board of Directors adopted the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan (the “2002 Stock Plan”).  The Board of Directors adopted the plan to accommodate Biosite’s continuing growth and expansion.  The aggregate number of shares authorized for issuance under the 2002 Stock Plan as of March 31, 2006 was 1,450,000 shares, of which 900,000 shares are solely for use as inducement awards in connection with the recruitment of employees.

Options granted under the stock plans are generally subject to four-year vesting, on a daily or quarterly basis, and expire ten years from the date of grant.  As of March 31, 2006, no shares were available for future issuance under the 1989 Stock Plan, 453,934 shares were available for future issuance under the 1996 Stock Plan and 223,303 shares were available for future issuance under the 2002 Stock Plan.

Information with respect to option activity under our stock option plans is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands)			(in millions)
Balance at December 31, 2005	4,805	$38.68
Granted	78	$48.69
Exercised	(166)	$25.54
Cancelled/forfeited/expired	(146)	$48.00
Outstanding at March 31, 2006	4,571	$39.01	6.7	$62.8

Exercisable at March 31, 2006	3,031	$33.99	5.8	$55.0

The aggregate intrinsic value represents the difference between the our closing stock price on the last trading day of the quarter, March 31, 2006, which was $51.93, and the exercise price multiplied by the number of options outstanding.  The total intrinsic value of options exercised was $4.4 million and $16.1 million for the three months ended March 31, 2006 and 2005, respectively.

The following is a further breakdown of the options outstanding under the 1989 Stock Plan, 1996 Stock Plan and 2002 Stock Plan as of March 31, 2006 (option amounts in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding as of 3/31/06	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable as of 3/31/06	Weighted average exercise price

$ 5.50 - $ 25.00	886	4.79	$18.35	858	$18.20
$ 25.05 - $ 40.00	998	5.59	$31.32	828	$31.56
$ 40.44 - $ 50.00	1,723	7.08	$44.69	1,144	$43.89
$ 50.93 - $ 69.56	964	9.07	$55.82	201	$55.18
$ 5.50 - $ 69.56	4,571	6.73	$39.01	3,031	$33.99

Employee Stock Purchase Plan   In December 1996, we adopted an ESPP which provides all qualifying employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations.  As of March 31, 2006, a pool of 1.1 million shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions).  The ESPP includes an evergreen provision under which, for a period of ten years beginning on January 1, 2005, an increase in the pool of shares of common stock available for issuance under the ESPP occurs annually equal to the lesser of 1) one and one-half percent of the common shares outstanding at the end of the prior year; or 2) 1,500,000 shares of stock; provided, however, that in no event shall the annual increase cause the shares available for purchase under the ESPP to exceed 5% of our outstanding common shares at the end of the prior year.  In December 2005, the Compensation Committee of our Board of Directors limited the increase in the pool of shares of common stock available for issuance under the ESPP on January 1, 2006 to 200,000 shares.  During the three months ended March 31, 2006 and 2005, no shares were issued under the ESPP.  Shares are issued on the ESPP purchase dates, which are June 30 and December 31.  As of March 31, 2006, 274,090 shares of common stock were available for issuance under the ESPP.

At March 31, 2006, a total of 951,327 shares of our common stock were reserved for future issuances under all of our stock plans and the ESPP.

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

NOTE 4                    BALANCE SHEET INFORMATION

Net inventories consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Raw materials	$10,038	$8,754
Work-in-process	14,990	16,098
Finished goods	8,061	7,775
	$33,089	$32,627

In accordance with the provisions of FAS 123(R), approximately $659,000 of stock-based compensation expense was capitalized as part of the cost of our inventory at March 31, 2006.

NOTE 5                    COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires that the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income.  As adjusted, our comprehensive income is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$12,557	$13,792
Change in unrealized net gain (loss) on marketable securities, net of tax	(69)	(56)
Foreign currency translation gain (loss)	174	(401)
Comprehensive income	$12,662	$13,335

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including: our ability to obtain regulatory approvals and complete clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; the outcome of ongoing litigation between us and Roche Diagnostics Corporation and its affiliates; potential contract disputes or patent conflicts; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under Part II, Item 1A, “Risk Factors” and throughout our Annual Report on Form 10-K for the year ended December 31, 2005.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Quarterly Report on Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

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

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We have a distribution agreement with Fisher that extends through December 31, 2008, subject to some limited exceptions pursuant to which a party may elect to terminate the agreement earlier.  Sales to Fisher represented 82% of our product sales in the first quarter of 2006 and 84% for the full year 2005.  We primarily utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.  We are currently in discussions with additional distributors to also market our products to physician office laboratories.

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

Our total revenues for the first quarter of 2006 were $79.3 million, representing a 10% increase over the same period of 2005.  This growth resulted largely from increased sales of our Triage BNP Test products, which are primarily used to aid in the diagnosis of heart failure.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  In December 2003, we received clearance from the United States Food and Drug Administration, or FDA, to market our Triage BNP Test for Beckman Coulter® Immunoassay Systems and began selling the product in the United States in January 2004.  As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter Inc.’s automated immunoassay systems.

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

With several diagnostic products commercialized, our focus has expanded to include the search for proprietary disease markers that can potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies with whom we might collaborate.  To that end, in 1999 we launched Biosite Discovery, a research program.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, or via our internal research and licensing programs.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.  The discovery of new disease markers and the extension of applications for existing products could enable us to expand our product sales into other healthcare market segments.

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts.  We may not be able to maintain profitability in the future.  Some of the risks and uncertainties associated with our business and future operating results are discussed below in the section entitled “Liquidity and Capital Resources” and in Part II, Item 1A, “Risk Factors.”

Recent Developments

Stock Repurchase Programs

In February 2006, we announced a program to repurchase up to $30 million of our common stock.  As of March 31, 2006, we repurchased an aggregate of 575,899 shares of our common stock at a total cost of approximately $30 million, including commissions.

In April 2006, we announced a program under which we may repurchase up to an additional $50 million of our common stock over the next 12 months.  The timing of repurchases and the exact number of shares of our common stock to be repurchased will depend on prevailing market conditions, our available cash resources and other factors.  Repurchases under the program will be made using our own cash reserves and may be made in the open market, in privately negotiated transactions, or through the use of derivative securities or similar arrangements.

Triage Stroke Panel

Since the beginning of the year, we have continued our ongoing dialogue with the FDA regarding our collection and analysis of additional information related to our ongoing Premarket Approval, or PMA, application for the Triage Stroke Panel, which remains on hold pending submission of additional information.  The additional information that we collected since our initial PMA is being analyzed.  Following our most recent discussions with the FDA and our regulatory consultants regarding our PMA application for the Triage Stroke Panel, we have elected to begin planning for an additional clinical study that could be used along with our existing clinical studies.  We are concurrently evaluating our regulatory strategy for the Triage Stroke Panel, including the possibility that we may voluntarily withdraw our pending PMA filing.  If that were to occur, we would need to file a new PMA application and receive FDA approval for the Triage Stroke Panel before we could commercialize the product in the United States.  The data for a potential new application could be derived from our existing clinical studies and future studies.  However, we continue to believe that we can commercialize the existing Triage Stroke Panel product in Europe.

Fisher Scientific Company

On May 8, 2006, Fisher Scientific Company announced that it has entered into a definitive agreement to merge with Thermo Electron Corporation, or Thermo.  The transaction is expected to close in the fourth quarter of 2006.

Critical Accounting Policies Involving Management Estimates and Assumptions

Stock-based Compensation.  With respect to accounting for stock-based compensation payments to our employees for periods through December 31, 2005, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations.  During these periods, stock options issued to non-employees were recorded at their fair value as determined in accordance with FAS No. 123, Accounting for Stock-based Compensation, or FAS 123, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and were periodically remeasured as the stock options vested.  Beginning January 1, 2006, we adopted FAS No. 123 (revised 2004), a revision to FASB Statement No. 123, or FAS 123(R).

Under FAS 123(R), stock-based compensation cost is measured at the grant date, based upon the estimated fair value of the award, and is recognized as compensation expense over the employee’s requisite service period.  We adopted the provisions of FAS 123(R) on January 1, 2006 using the modified prospective method, which provides for certain changes to the method for valuing stock-based compensation.  Under the modified prospective method, prior periods are not revised for comparative purposes.  The valuation provisions of FAS 123(R) apply both to new stock-based awards and to awards that are outstanding on the January 1, 2006 but are subsequently modified or cancelled.  Estimated compensation expense for awards outstanding at January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123.  Included in the footnotes to the accompanying financial statements is information regarding our share-based payment valuation methodology, the significant assumptions used in our valuation models, our estimated stock-based compensation, and its effect on our net income and net income per share as required by FAS No. 123 (R).

For all stock options granted on or after April 1, 2005, we changed our valuation model from the Black-Scholes model to the Aon Actuarial Binomial Model, which was provide by Aon Consulting, Inc.  The fair value of stock options and purchase rights granted prior to April 1, 2005 was determined using the Black-Scholes model.  We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model.  Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk free interest rate.  However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

The valuation of our share-based payment such as stock options and stock purchase rights under our ESPP is determined at the date of grant using the Aon Actuarial Binomial Model and Black-Scholes Model, both of which utilize variables based on certain input assumptions.  These variables include, but are not limited to:  1) expected term or life of our share-based awards, 2) expected volatility of our stock price during the expected lives of our share-based awards, 3) expected dividends during the expected life, and 4) the risk-free interest rate.

Estimating the fair value of share-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and the changing price of our publicly traded common stock.  Our share-based payments have characteristics significantly different from those of exchange-traded options, and changes in the subjective input assumptions of our share-based payment valuation models can result in materially different estimates of the fair values of our share-based payments.  Additionally, the actual values realized upon the exercise of the award, the exercise behavior of the holder of the share-based award, early termination or forfeiture of share-based award may be significantly different than our assumptions used to determine the estimated fair values of those awards as determined at the date of grant.

Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

Product Family	Three Months Ended March 31,		$$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005

Cardiovascular products:
Triage BNP Test products	$52,564	$49,771	$2,793	6%
Triage Cardiac Panel	6,616	5,985	631	11%
Triage Cardio ProfilER and Profiler SOB Panels	4,036	1,946	2,090	107%
Triage D-Dimer Test	1,417	131	1,286	982%
Triage Stroke Panel	37	—	37	N/A
Total Cardiovascular products	64,670	57,833	6,837	12%

Other products:
Triage Drugs of Abuse Panel and TOX Drug Screen products	11,547	10,283	1,264	12%
Triage Microbiology products	1,315	1,604	(289)	(18)%
Triage MeterPlus products	625	776	(151)	(19)%
Total Other products	13,487	12,663	824	7%
Total Product Sales	$78,157	$70,496	$7,661	11%

Product sales for the three months ended March 31, 2006 were $78.2 million, representing an increase of 11%, compared to $70.5 million for the same period of 2005.  The increase in total product sales for the three months ended March 31, 2006, compared with the same period of 2005 consisted primarily of product sales growth resulting from an increase in sales unit volume of $9.9 million, partially offset by a decrease in product sales resulting from lower average selling prices of approximately $2.2 million.  Growth in the sales unit volume of our Triage BNP Tests represented 49% of the product sales growth resulting from an increase in sales unit volume.  Lower average selling prices of our Triage BNP tests represented 90% of the decrease in product sales resulting from lower average selling prices.

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

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test, and Triage Stroke Panel, totaled $64.7 million, for the three months ended March 31, 2006.  This represented an increase of 12%, as compared to $57.8 million, for the same period of 2005.  The product sales growth of our cardiovascular products was primarily due to growth in sales unit volume of our Triage BNP Tests of $4.8 million, our Triage Profiler Shortness of Breath Panel of $1.4 million, and our Triage Cardio ProfilER Panel of $1.2 million.  This increase was partially offset by a reduction in product sales due to a decline in the average sales price of our Triage BNP Tests of $2.0 million.  Our product sales growth rate for our Triage BNP Tests in future periods may be lower than in the past periods because of increased competition from alternative tests and testing platforms that aid in the diagnosis of heart failure.  In addition, because most U.S. hospitals are already performing some form of testing for natriuretic peptides, the sales growth for our Triage BNP Tests resulting from the addition of new hospital customers in the United States may be less than what we have experienced in the past.  Furthermore, as the global market for BNP testing matures and more competitive products become available, the average sales price for our Triage BNP Tests may continue to decline, which would negatively impact our revenue from product sales.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel, Triage Parasite Panel and Triage MeterPlus, were $13.5 million, for the three months ended March 31, 2006.  This represented an increase of 7%, as compared to $12.7 million, for the same period of 2005.  The increase in sales of these products for the three months ended March 31, 2006 was primarily due to the growth in sales unit volume of our Triage TOX Drug Screen of $1 million.  The increase was partially offset by a $198,000 decrease in sales unit volume of the Triage C. difficile Panel and Triage Parasite Panel.  We believe that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three months ended March 31, 2006 were $1.2 million, compared with $1.4 million for the same period of 2005.  Contract revenues recognized during the first quarters of 2006 and 2005 consisted primarily of research funding.  During each of the first quarters of 2006 and 2005, we recognized $750,000 of research funding from an alliance with Medarex Inc., which expires in 2008.  The decrease in contract revenues for 2006 as compared to 2005 was related to a decrease of approximately $200,000 in annual maintenance fees on antibodies produced by Biosite that are used in research and development programs of our partners.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenues, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $2.0 million for the first quarter of 2006, compared with $2.4 million for the same period of 2005.  These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales.  Gross profit from product sales for the first quarter of 2006 was $55.1 million, representing an increase of 10% compared to $50.3 million for the same period in 2005.  The $4.8 million increase in gross profit from product sales consisted of $5.5 million attributable to product sales growth and a $665,000 decrease resulting from changes in the gross margins of our different products.  The overall gross margin for the first quarter of 2006 decreased to 70%, compared to 71% for 2005.  The decrease in the overall gross margin was primarily due to a $2.2 million decrease in gross profits due to lower average selling prices of our products and an additional $222,000 in stock-based compensation expense, partially offset by operational improvements that resulted in greater manufacturing efficiencies in the first quarter of 2006 as compared to the same period in 2005.

Although our gross profits may continue to grow, we expect our overall gross margin to fluctuate as a result of the changing mix of products sold with different gross margins, changes in our manufacturing processes or costs, and competitive pricing pressures.  Any new products that we successfully develop, acquire and sell may change our future gross margins.  Manufacturing inefficiencies, including inefficiencies experienced as we attempt to manufacture newer products on a larger scale, and increase or decrease our manufacturing capacity, production volumes and manufacturing output will also impact our gross margins.  We may also make significant investments in facilities, equipment and technology for new programs where we try to develop internal capabilities to manufacture certain product components that we currently purchase through sole-sourced vendors that could adversely impact our gross profit in the future.  Our manufacturing overhead costs are spread over the changing production volumes manufactured during a quarter on a first-in, first-out basis.

We expect the cost of product sales in 2006 to be significantly higher than 2005 as we begin to include in our costs of products the stock-based compensation as a result of the adoption of FAS 123(R).  We also expect that our fixed occupancy costs will significantly increase as we continue to transition our manufacturing operations to our new corporate complex, in which our manufacturing operations will occupy a much larger space than in our existing facilities.  We may also incur unexpected costs and expenses in connection with our move from our existing facilities to our new corporate complex, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition or due to delays, whether due to regulatory approvals for the validation of the manufacturing facilities, or from other causes.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we have incurred and expect to continue to incur some duplicate facilities expenses during the period of time in which we transfer our operations to the new corporate complex as we will transfer our operations in stages.  Any delays could cause us to incur these duplicate expenses for longer than we currently anticipate.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses increased 29% to $24.0 million for the three months ended March 31, 2006 from $18.6 million for the same period of 2005.  At March 31, 2006, our headcount for sales, marketing and administrative functions totaled 360 employees, compared with 331 at March 31, 2005.  The increase in SG&A expenses was primarily associated with $4.0 million in stock-based compensation expense in the first quarter of 2006.  Also, as a result of growth in sales activities, marketing activities and general administrative resources for 2006, employee-related expenses, excluding stock-based compensation, increased approximately $1.4 million in the three months ended March 31, 2006 as compared to the same period of 2005.  Our facilities expenses related to SG&A activities also increased by approximately $950,000 in the first quarter of 2006, as compared to 2005, primarily due to costs related to the continuing consolidation from our previous facilities to our new corporate complex.

We expect SG&A expenses to materially increase in 2006 as compared to 2005 due to the expensing of stock-based compensation, such as stock options, as a result of the adoption of FAS 123(R).  We also expect other SG&A expenses in 2006 to be higher than in 2005 as we continue to increase our sales, marketing, clinical education, technical service and general administration resources in the United States, as well as continue to build our direct sales, distribution and administrative infrastructure in Europe.  We also expect other non-employee-related costs, including sales and marketing program activities for our new products, to grow as our overall operations grow.  The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products as well as the timing of any new product launches.  We also expect SG&A expenses to increase due to costs associated with our continuing consolidation from our previous facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at the new corporate complex.

Research and Development Expenses.  Research and development, or R&D, expenses increased 27% to $13.7 million for the three months ended March 31, 2006 from $10.8 million for the same period of 2005.  The increase in R&D expenses for the first quarter of 2006 consisted primarily of $1.8 million in stock-based compensation and an increase in other employee expenses of $328,000.  Additionally, for the three months ended March 31, 2006, we experienced increases in facilities costs of $336,000 as compared to the same period in 2005, as a result of the relocation of the R&D group to a larger space in our new corporate complex.  During the first quarter of 2006, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new panel for acute coronary syndrome, or ACS, and other diagnostic products for critical health conditions such as sepsis and abdominal pain.  We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

We expect R&D expenses in 2006 to be higher than in 2005 and to relate primarily to:

•                  the expensing of stock-based compensation, such as stock options, due to the adoption of FAS 123(R);

•                  product development efforts, including the development of potential diagnostic products for ACS, stroke, MPO, sepsis, acute kidney injury and abdominal pain;

•                  clinical studies, including studies associated with potential diagnostic products for stroke, sepsis, acute kidney injury and chest pain and studies related to the exploration and validation of other potential uses for our Triage BNP Tests;

•                  engineering development programs intended to automate and improve manufacturing processes and improve the Triage MeterPlus Platform;

•                  manufacturing scale-up for potential new products;

•                  costs associated with FDA submissions for products under development and other interactions with the FDA;

•                  Biosite Discovery activities;

•                  performance-based compensation; and

•                  costs associated with our move from our existing facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at the new corporate complex.

The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as the timing and progress of our R&D efforts.

License and Patent Disputes.  Expenses associated with license and patent disputes were $41,000 in the first quarter of 2006, compared to $209,000 in the comparable period in 2005.  The expenses consisted of legal costs related to two lawsuits involving Roche Diagnostics Corporation and several of its affiliates.  In November 2004, Roche and certain of its affiliates filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates.  We believe these allegations of infringement are without merit and we are vigorously contesting these claims.  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by Biosite.  In October 2005, we amended our complaint, further alleging infringement of a third Biosite patent, U.S. Patent 6,939,678.  All of the Biosite patents relate to methods for the measurement of cardiac troponin forms.  In December 2005, we announced that Biosite and Roche filed joint requests to stay the litigation in the United States District Courts in the Southern District of California and the Southern District of Indiana through April 2006.  Both requests were granted; however, the parties did not reach a mutually satisfactory settlement of the pending litigation matters prior to the expiration of the stays.  Therefore, the cases pending in both courts have been re-initiated.

Interest and Other Income, Net.  Interest and other income, net was $1,248,000 and $59,000 for the three months ended March 31, 2006 and 2005, respectively.  The increase resulted primarily from an increase in interest income of approximately $722,000 due to higher average balances of cash and marketable securities and higher interest rates in the first quarter of 2006 compared to the comparable period in 2005.  The increase was also partially attributable to net unrealized gains on receivables and payables denominated in foreign currencies of $11,000 during the three months ended March 31, 2006, compared with net unrealized losses of $146,000 in the same period of 2005.

Provision for Income Taxes.  Primarily as a result of the amount of estimated pre-tax income and the estimated tax credits and other permanent differences between our reported and taxable income in 2006, we recorded a provision for income taxes of $7.2 million for the first three months of 2006, equivalent to an effective tax rate of 36.5%.  For the same period in 2005, we recorded a provision for income taxes of $8.3 million, equivalent to an effective tax rate of 37.7%.

During the first quarter of 2006, the Internal Revenue Service, or IRS, completed its field audit of our federal income tax returns for all years through December 31, 2004.  Based on the results of the examination, we decreased previously recorded tax contingency reserves by approximately $1.2 million, of which $891,000 favorably impacted our tax provision for the quarter ended March 31, 2006 and $340,000 was recorded as an increase to our paid-in capital.

We are subject to audits by federal, state, local, and foreign tax authorities.  We believe that adequate provisions have been made for any adjustments that may result from tax examinations.  However, the outcome of tax audits cannot be predicted with certainty.  Should any issues addressed in our tax audits be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.  We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Stock-based Compensation.  On January 1, 2006, we adopted FAS 123(R), Share-Based Payment, which requires that we record compensation expense in the statement of income for stock-based payments, such as employee stock options, using the fair value method.  The valuation provisions of FAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 and subsequently modified or cancelled. Under the modified prospective method, prior periods are not revised for comparative purposes. For the quarter ended March 31, 2006, we recorded compensation expense totaling $6.1 million and $1.6 million of tax benefits associated with the compensation expense and the disqualifying disposition of incentive stock options and stock purchase rights occurring during the same period.  The net impact reduced our diluted earnings per share by $0.24, after consideration of the impact of FAS123(R) on the number of diluted shares used in the calculation.  The stock-based compensation was recorded as part of employee expenses within each of the components of our operating expenses and tax provision during the three months ended March 31, 2006 as follows:

(in thousands, except per share data)	Three months ended March 31, 2006

Cost of product sales	$222
Selling, general and administrative	4,022
Research and development	1,810
Stock-based compensation expense, before taxes	6,054
Related income tax benefits	(1,639)
Stock-based compensation expense, net of taxes	$4,415

Net stock-based compensation expense, per common share
Basic	$0.25
Diluted	$0.24

The requirements of FAS 123(R), including the recording of stock-based compensation expense, tax benefits or expense related to share-based awards and changes to the calculation of diluted shares used in computation of earnings per share, have and will continue to have a material effect on our future financial results reported under United States Generally Accepted Accounting Principles, or U.S. GAAP.  As of March 31, 2006, there was $42.2 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of our operating expenses over a weighted-average period of 2.5 years, and there was $2.6 million of unrecognized compensation cost related to outstanding ESPP stock purchase rights that is expected to be recognized over a weighted-average period of 8.2 months.  The issuance of new share-based awards will further impact our future financial results.  However, such share-based payments will never result in the payment of cash by us.  For this reason, and because we do not view stock-based compensation as related to our operational performance, we exclude the stock-based compensation expense when we evaluate our financial and business performance, including for internal resource management, planning and forecasting purposes.

The determination of the fair value of our share-based awards is performed on the date of grant using valuation models such as the Aon Actuarial Binomial Model, which was provided by Aon Consulting, Inc., and the Black-Scholes Model.  Both of these valuation models utilize a number of complex variables and require assumptions regarding the future.  These variables and assumptions include, but are not limited to, our expected volatility of our stock price over the expected term of the awards, the expected term of the awards, the expected dividend rate and the risk-free interest rate.

Estimating the fair value of share-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and the changing price of our publicly trade common stock.  Our share-based payments have characteristics significantly different from those of exchange-traded options, and changes to the subjective input assumptions of our share-based payment valuation models can result in materially different estimates of the fair values of our share-based payments.  Additionally, the actual values realized upon the exercise of the award, the exercise behavior of the holder of the share-based award, early termination or forfeiture of share-based award may be significantly different than our assumptions used to determine the estimated fair values of those awards as determined at the date of grant.

There are significant differences among valuation models that companies employ, and there is a possibility that we will adopt different valuation models, methods and assumptions in the future.  This may result in a lack of consistency in future periods and may materially affect our fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2006 using the Aon Actuarial Binomial model, we have made an estimate using subjective assumptions regarding our expected stock price volatility (weighted average of 51%).  We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock.  If our stock price volatility assumption were increased by 10% to 61%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2006 would increase by $3.41 per share, or 12%.

Our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future.  Certain stock-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  Although the fair value of our employee stock-based awards is determined in accordance with FAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using valuation models, that calculated value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Liquidity and Capital Resources

Historically, our sources of cash have included:

•             cash generated from operations, primarily from the collection of accounts receivable resulting from product sales;

•           private and public placements of equity securities, including cash generated from the exercise of stock options and participation in our ESPP;

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

•             the purchase of land and construction of facilities;

•             expenditures related to equipment and leaseholds used to increase our manufacturing capacity, improve our manufacturing efficiency and expand our research and development activities; and

•             cash used for our stock repurchase programs.

Other factors that impact our cash inflow and outflow include the following:

•             We have experienced gross margins greater than 65% and operating margins greater than 20% in each of the last three years.  As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•             Fisher, which accounted for 84% of our product sales in 2005 and 82% of our product sales in the first quarter of 2006, has historically been a timely and predictable payor of its outstanding accounts receivable.  We have a distribution relationship with Fisher that expires on December 31, 2008.

As of March 31, 2006, we had cash, cash equivalents and marketable securities of $131.2 million compared with $132.4 million as of December 31, 2005.  The primary inflow of cash during the three months ended March 31, 2006 was approximately $31.0 million generated from operating activities, for which the sales volume growth of our cardiovascular products was the primary driver.  The primary cash outflow during the first quarter of 2006 was attributable to the repurchase of an aggregate of 575,899 shares of our common stock for approximately $30 million, including commissions.

In April 2006, we announced a program under which we may repurchase up to an additional $50 million of our common stock over the next 12 months.  The timing of repurchases and the exact number of shares of our common stock to be repurchased will depend on prevailing market conditions, available cash resources and other factors.  Repurchases under the program will be made using our own cash reserves and may be made in the open market, in privately negotiated transactions, or through the use of derivative securities or similar arrangements.

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our new corporate complex.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase are estimated to cost approximately $110.0 million.  As of May 1, 2006, our research and development staff, selling, general and administrative staff and a portion of our manufacturing operations have relocated to the new corporate complex.  We expect to complete the other buildings in the first phase of construction during the first half of 2006 and to relocate our remaining operations in stages.  From time to time we evaluate the need to commence the next phase of construction of our corporate complex. We also evaluate the purchase of additional land or improved facilities to meet our future business needs. We expect our future occupancy costs to increase primarily due to increased square footage for our operations.  Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of some or all of our property, or seek to sell some or all of our property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with a move from existing facilities to new facilities, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to any such transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of any new manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we have incurred and expect to continue to incur some duplicate facilities expenses, such as rent, as we are transferring our operations to the new corporate complex in stages.

Our primary short-term needs for capital, which are subject to change, include:

•                  any repurchase of our common stock;

•                  our facilities expansion needs, including the construction costs for our corporate complex and the potential costs of purchasing additional land or improved facilities;

•                  support of our commercialization efforts related to our current and future products, including expansion of our direct sales force and field support resources both in the United States and abroad;

•                  clinical studies, and the continued advancement of research and development efforts;

•                  expenditures for equipment and other fixed assets for use in our current and future facilities, and for manufacturing and research and development purposes;

•                  improvements in our manufacturing capacity and efficiency, new discovery and product development efforts;

•                  the prosecution, defense and resolution of ongoing license and patent disputes; and

•                  potential up-front or milestone payments under licensing agreements that cover intellectual property rights of third parties.

For 2006, we plan to spend approximately $35 million in cash for capital expenditures, primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment and for the purchase of additional land or improved facilities.  Through March 31, 2006, we have expended $6.5 million.  We intend to use our currently available cash and cash we expect to generate from operating activities to address our capital requirements.  We expect that the performance of our product sales and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.  We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.

We believe that our available cash, cash from operations and proceeds from the issuance of stock under our stock plans will be sufficient to satisfy our funding needs for at least the next 24 months, except in the event that we determine to accelerate the development and/or construction of the remaining phases of our corporate complex or purchase additional land or improved facilities.  We have used available cash balances to purchase the land for our new corporate complex and pay for the design and construction costs to date.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•                  the costs, timing and effectiveness of further expansion of sales, marketing and manufacturing activities and resources;

•                  expansion of our manufacturing capacity and our facilities expansion needs;

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

•                  seasonal or unanticipated changes in customer demand;

•                  the timing and amount of any repurchase of our stock or early retirement of our debt;

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

Since 2003, we have significantly expanded our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy and the Netherlands, and we may expand into additional countries in the future.  Sales and costs resulting from these direct sales operations are denominated in local currencies and are subject to fluctuations in currency exchange rates from the translation of these operations to U.S. dollars.  Further, we routinely enter into transactions in currencies other than the U.S. dollar, such as purchases of our Triage MeterPlus inventory from LRE, intercompany sales of inventory to our foreign subsidiaries and other operating costs.  As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could negatively impact our financial results.

We have on occasion purchased forward exchange contracts to manage specific currency exposures to exchange rate changes and may do so in the future.  As of March 31, 2006, we had outstanding forward exchange contracts with a notional principal value of $1.3 million, settling on various dates through July 2006.  Including the impact of net gains and losses on these forward exchange contracts, we recognized a net currency exchange gain on foreign currency denominated transactions of $11,000 for the three months ended March 31, 2006, compared to a net loss of $146,000 for the same period of 2005.  The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

Part II.  Other Information

Item 1.  Legal Proceedings.

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that Biosite is infringing two patents, U.S. Patent 5,366,609 (the “‘609 Patent”) and U.S. Patent 4,816,224 (the “‘224 Patent”), owned by Roche and/or its affiliates (the “Indiana Case”).  Biosite filed an answer and counterclaims to Roche’s complaint in February 2005.  In March 2005, at the mutual request of Biosite and Roche, the Indiana Case was, for purposes of claim construction of the ‘609 Patent only, consolidated-in-part with two other cases filed by Roche against several unrelated parties and pending in the same trial court.  The hearing on this subject of claim construction, which is commonly referred to as a Markman hearing, with respect to the ‘609 Patent occurred on August 1, 2005 and in October 2005 the court issued a ruling on the subjects at issue at that hearing.  The parties have engaged in discovery with respect to the Indiana Case.  Roche is seeking unspecified monetary damages and injunctive relief, among other remedies.  We believe Roche’s allegations of infringement of the ‘609 Patent and ‘224 Patent are without merit and we are vigorously contesting these claims.

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

In December 2005, we announced that Biosite and Roche (together with its interested affiliates) filed joint requests to stay the litigation in the United States District Courts in the Southern District of California and the Southern District of Indiana through April 2006.  Both requests were granted; however, the parties did not reach a mutually satisfactory settlement of the pending litigation matters prior to the expiration of the stays.  Therefore, the cases pending in both courts have been re-initiated.  As of March 2006, one of the two patents that Roche is asserting against Biosite, the ‘224 patent, has expired.  Given the stage of both actions, we cannot predict the ultimate outcome of either matter at this time.

Item 1A.  Risk Factors.

This Quarterly Report on Form 10-Q includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See “Forward-looking Statements” above.  Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.  The risk factors discussed below include certain revisions to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

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

•                  changes in reimbursement policies;

•                  the impact of non-cash expenses attributable to stock-based payments;

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

•                  temporary and permanent costs and timing associated with the relocation of our personnel, assets and activities to our new corporate facilities; and

•                  changes in accounting standards and practice.

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

Valuation of stock-based payments, which we are required to perform for purposes of recording compensation expense under FAS 12(R), involves significant assumptions that are subject to change and difficult to predict.

On January 1, 2006, we adopted FAS 123(R), Share-Based Payment, which requires that we record compensation expense in the statement of income for stock-based payments, such as employee stock options, using the fair value method.  The requirements of FAS 123(R) have and will continue to have a material effect on our future financial results reported under United States Generally Accepted Accounting Principles, or U.S. GAAP, and make it difficult for us to accurately predict our future financial results.

For instance, estimating the fair value of stock-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price.  Our stock-based payments have characteristics significantly different from those of freely traded options, and changes to the subjective input assumptions of our stock-based payment valuation models can materially change our estimates of the fair values of our stock-based payments. In addition, the actual values realized upon the exercise, expiration, early termination or forfeiture of stock-based payments might be significantly different that our estimates of the fair values of those awards as determined at the date of grant.  Moreover, we rely on various third parties, such as E*Trade Financial Corporate Services and Aon Consulting Inc., that either supply us with information or help us perform certain calculations that we employ to estimate the fair value of stock-based payments.  If any of those parties do not perform as expected or make errors, we may inaccurately calculate actual or estimated compensation expense for stock-based payments.

FAS 123(R) could also adversely impact our ability to provide accurate guidance on our future financial results as assumptions that are used to estimate the fair value of stock-based payments are based on estimates and judgments that may differ from period to period.  We may also be unable to accurately predict the amount and timing of the recognition of tax benefits associated with stock-based payments as they are highly dependent on the exercise behavior of our employees and the price of our stock relative to the exercise price of each outstanding stock option.

For those reasons, among others, FAS 123(R) may create variability and uncertainty in the compensation expense we will record in future periods, potentially negatively impacting our ability to provide accurate financial guidance.  This variability and uncertainty could further adversely impact our stock price and increase our expected stock price volatility as compared to prior periods.

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

Product sales of our Triage BNP Tests represented 67% of our product sales in both the first quarter of 2006 and the full year 2005.  Our Triage BNP Tests are currently two of several FDA-cleared tests used to aid in the diagnosis of heart failure.  Bayer, Dade Behring, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  Scios, Inc., from which we licensed the technology and patents related to our Triage BNP Tests in 1996, was acquired by Johnson & Johnson in April 2003.

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

The growth in our product sales in recent periods has been driven primarily by growth in the sales volumes of our Triage BNP Tests.  For example, growth in the sales unit volume of our Triage BNP Tests represented 49% of our total product sales growth in the first quarter of 2006 and 69% for the full year 2005.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a first to market position in the market until the entry of the direct competition in June 2003.  Today, our Triage BNP Test products are among several FDA-cleared products for the use as an aid in the diagnosis of heart failure.

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

We are investing in the research and development of potential new products, including products for stroke, MPO, ACS, sepsis, abdominal pain and acute kidney injury, and in expanded uses of our existing products.  In certain cases, the successful development of our new products will depend on the development of new technologies.  We are also making significant investments in processes and equipment to improve our manufacturing efficiency and capacity, in anticipation of new products and revenue growth, as well as in the construction of our new corporate complex.  Our revenue growth and profitability are impacted by these investments.  We are required to undertake time consuming and costly development activities and seek regulatory approval for potential new products and for potential new uses of existing products.  Products that appear promising during product development and preclinical studies, including our Triage Stroke Panel, may not demonstrate clinical study results needed to support regulatory approval, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  We will be harmed if we are unable, for technological or other reasons, to:

•                                          complete new product development or capital projects, including projects intended to automate portions of our manufacturing processes,  in a timely manner or at all;

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

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 82% of our product sales in the first quarter of 2006 and 84% for the full year 2005, respectively.  We have a distribution agreement with Fisher that expires on December 31, 2008.  On May 8, 2006, Fisher Scientific Company announced that it has entered into a definitive agreement to merge with Thermo Electron Corporation, or Thermo.  The transaction is expected to close in the fourth quarter of 2006.

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

Since the beginning of the year, we have continued our ongoing dialogue with the FDA regarding our collection and analysis of additional information related to our ongoing PMA application for the Triage Stroke Panel, which remains on hold pending submission of additional information.  The additional information that we collected since our initial PMA is being analyzed.  Following our most recent discussions with the FDA and our regulatory consultants regarding our PMA application for the Triage Stroke Panel, we have elected to begin planning for an additional clinical study that could be used along with our existing clinical studies.  We are concurrently evaluating our regulatory strategy for the Triage Stroke Panel, including the possibility that we may voluntarily withdraw our pending PMA filing.  If that were to occur, we would need to file a new PMA application and receive FDA approval for the Triage Stroke Panel before we could commercialize the product in the United States.  The data for a potential new application could be derived from our existing clinical studies and future studies.  However, we continue to believe that we can commercialize the existing Triage Stroke Panel product in Europe.

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

We are dependent on sole-source suppliers for our products.  A supply interruption would harm us and investments intended to reduce future risks may not be successful.

Sole-source vendors provide some key components and raw materials used in the manufacture of our products.  Any interruption in supply of a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented and, as a result, would have a material adverse effect on us.  In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with the manufacturing processes of our products, could have a material adverse effect on our ability to manufacture products.  We have products under development that, if developed and subject to obtaining appropriate regulatory approvals, may require us to enter into additional supplier arrangements or implement alternative manufacturing processes.  We may not be able to enter into additional supplier arrangements on commercially reasonable terms, or at all.  We also may not be able to implement alternative manufacturing processes that are effective and cost efficient, or at all.  Failure to obtain and maintain a supplier on acceptable terms, or at all, or the implementation of alternative processes for the manufacture of our future products, if any, could increase our manufacturing costs or limit our production capacity for one or more of our products, which would have a material adverse effect on us.

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

From time to time we initiate internal projects to develop our own ability to manufacture components or materials that are currently sole-sourced from a third party.  These projects may require significant investments of capital, both up-front and on an ongoing basis, including dedicated headcount, facilities and equipment needs.  If we are not able to successfully initiate and complete these projects, we may never recover our investments and our financial results could be harmed.

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

Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products.  We are aware of several third-party patents that may relate to our technology.  In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents.  There can be no assurance that we do not or will not infringe these patents, or other patents or proprietary rights of third parties.  Any legal action against us or our collaborators, such as our ongoing litigation with Roche Diagnostics and certain of its affiliates, claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes.  There can be no assurance that our collaborators or we would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all.  There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights.

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

Export sales to international customers amounted to $11.1 million for the first quarter of 2006 and $35.9 million for the full year 2005.  Since 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy, and the Netherlands and we may expand these operations into additional countries in the future.  Our accounts receivable balance for our international customers and distributors was $11.4 million and $9.0 million at March 31, 2006 and December 31, 2005, respectively.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE Technology Partner Gmbh, or LRE, and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our new corporate complex.  We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase will provide us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase is estimated to be approximately $110.0 million.  In addition, from time to time we evaluate the need to commence the next phase of construction of our corporate complex.  We also evaluate the purchase of additional land or improved facilities to meet our future business needs.  We expect our future occupancy costs to increase primarily due to increased square footage.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of some or all of our property, or seek to sell some or all of our property, which may have a negative impact on our operating results.  We may also incur unexpected costs and expenses in connection with a move from existing facilities to new facilities, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to any such transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of any new manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs.  In addition, we expect to incur some duplicate facilities expenses, such as rent, as we are transferring our operations in stages to the new corporate complex.

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

At March 31, 2006, we had approximately $166.6 million of long-lived assets, including $29.1 million of land, $79.0 million of buildings and improvements, $338,000 of building construction-in-progress, $26,000 of leasehold improvements, $44.8 million of equipment, furniture and fixtures and $7.4 million of capitalized license rights and other assets.  Building, building improvements, leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term.  In San Diego, we lease five buildings with leases that expire between June and October 2006.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters.  Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

At March 31, 2006, we had approximately $9.0 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of shares issued under our stock plans.

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

•                  expansion of our manufacturing capacity and our facilities expansion needs;

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

•                  seasonal or unanticipated changes in customer demand;

•                  the timing and amount of any repurchase of our stock or early retirement of our debt;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities during the quarter ended March 31, 2006

Repurchases of Biosite Common Stock, par value $.01 per share

	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1) (3)
January 1 through 31	—	—	—	—
February 1 through 28	173,386	$52.31	173,386	$20,930,045
March 1 through 31	402,513	$52.00	402,513	—
Total	575,899		575,899

(1)     In February 2006, we announced a program to repurchase up to $30 million of our common stock.  Repurchases under the program were made using our own cash reserves.  During the quarter ended March 31, 2006, we repurchased an aggregate of 575,899 shares of our common stock at a total cost of approximately $30 million, including commissions.

(2)     Inclusive of commissions and costs.

(3)     Excludes the $50 million repurchase program announced in April 2006 and described below.

In April 2006, we announced a program under which we may repurchase up to an additional $50 million of our common stock over the next 12 months.  The timing of repurchases and the exact number of shares of our common stock to be repurchased will depend on prevailing market conditions, our available cash resources and other factors.  Repurchases under the program will be made using our own cash reserves and may be made in the open market, in privately negotiated transactions, or through the use of derivative securities or similar arrangements.

Item 6.  Exhibits.

3.1(1)	Restated Certificate of Incorporation.
3.2(1)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.3(1)	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.
3.4(2)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.5(3)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.6(4)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate with rights legend.
10.48(5)(A)	Transition Agreement effective January 25, 2006 between Biosite Incorporated and Thomas M. Watlington.
31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer
31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer
32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer
32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

(1)	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(2)	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(3)	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(4)	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(5)	Incorporated by reference to an exhibit to Biosite’s Current Report on Form 8-K, filed on March 6, 2006.

(A)	Indicates management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2006	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Senior Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)