Form 10-Q
period 2006-06-30
BIOSITE INC
filed 2006-08-01
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at July 24, 2006 was 17,391,178.

BIOSITE INCORPORATED

FORM 10-Q

Biosite®, Triage®, Omniclonal®, CardioProfilER® and New Dimensions in Diagnosis® are registered trademarks of Biosite Incorporated. MultiMarker Index™, Triage ProfilerCP™ and the Company’s logo are trademarks of Biosite Incorporated. Beckman Coulter® is a registered trademark of Beckman Coulter, Inc. This quarterly report on Form 10-Q also contains trademarks and trade names of other companies.

i

Part I.                                     Financial Information

ITEM 1.                            FINANCIAL STATEMENTS.

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$65,834	$53,052
Marketable securities	73,010	79,360
Accounts receivable, net	35,589	30,303
Inventories, net	32,097	32,627
Income taxes receivable	—	329
Deferred income taxes	3,161	3,161
Other current assets	5,441	5,932
Total current assets	215,132	204,764
Property, equipment and leasehold improvements, net	152,483	151,018
Patents and license rights, net	4,941	4,764
Deferred income taxes	7,539	4,269
Deposits and other assets	3,455	3,111
	$383,550	$367,926

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,432	$13,950
Accrued employee expenses	8,749	10,706
Current portion of equipment financing notes	5,926	6,066
Income taxes payable	783	—
Other current liabilities	12,201	8,382
Total current liabilities	39,091	39,104

Equipment financing notes	8,073	10,968
Other long-term liabilities	2,727	2,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 60,000 shares authorized; 17,375 and 17,558 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	174	176
Additional paid-in capital	165,137	167,657
Accumulated other comprehensive income (loss), net of related tax effect of $(201) and $(146) at June 30, 2006 and December 31, 2005, respectively	(234)	(571)
Retained earnings	168,582	148,103
Total stockholders’ equity	333,659	315,365
	$383,550	$367,926

Note:                  The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$76,372	$71,898	$154,529	$142,394
Contract revenues	1,395	1,866	2,570	3,216
Total revenues	77,767	73,764	157,099	145,610

Operating expenses:
Cost of product sales	23,437	23,015	46,542	43,255
Selling, general and administrative	24,836	18,515	48,802	37,072
Research and development	13,144	10,192	26,842	20,960
License and patent disputes	3,101	343	3,142	552
Total operating expenses	64,518	52,065	125,328	101,839

Operating income	13,249	21,699	31,771	43,771

Interest and other income, net	994	515	2,242	574

Income before provision for income taxes	14,243	22,214	34,013	44,345
Provision for income taxes	(6,321)	(8,242)	(13,534)	(16,581)

Net income	$7,922	$13,972	$20,479	$27,764

Net income per share:
- Basic	$0.46	$0.82	$1.18	$1.65
- Diluted	$0.43	$0.76	$1.11	$1.52

Shares used in calculating per share amounts:
- Basic	17,241	16,966	17,367	16,827
- Diluted	18,275	18,343	18,434	18,282

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$20,479	$27,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,934	7,600
Stock-based compensation expense	12,449	—
Excess tax benefits from stock-based awards	(3,304)	—
Deferred income taxes	(3,270)	—
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(13)	(324)
Accounts receivable	(4,832)	9,572
Inventory	1,349	3,128
Other current assets	594	3,004
Income taxes	4,680	10,491
Accounts payable	(2,653)	(5,462)
Other current liabilities	1,765	2,342
Long-term liabilities	526	310
Foreign currency translation	(114)	(31)
Net cash provided by operating activities	37,590	58,394

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	32,263	23,166
Purchase of marketable securities	(26,328)	(36,988)
Purchase of property, equipment and leasehold improvements	(9,878)	(28,653)
Patents, license rights, deposits and other assets	(1,986)	(1,113)
Net cash used in investing activities	(5,929)	(43,588)

FINANCING ACTIVITIES
Repurchase and retirement of common stock	(30,000)	—
Proceeds from issuance of financing obligations	—	2,007
Principal payments under financing obligations	(3,035)	(2,985)
Excess tax benefits from stock-based awards	3,304	—
Proceeds from issuance of stock under stock plans, net	10,723	19,568
Net cash (used in) provided by financing activities	(19,008)	18,590

Effect of exchange rate changes on cash and cash equivalents	129	(441)

Increase in cash and cash equivalents	12,782	32,955

Cash and cash equivalents at beginning of period	53,052	25,645
Cash and cash equivalents at end of period	$65,834	$58,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$392	$517
Income taxes paid	$11,933	$5,893
Income tax benefit of disqualifying dispositions of stock	$3,720	$9,287

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

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 have been reclassified to conform to the presentation of the financial statements for the six months ended June 30, 2006.

Earnings Per Share  Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options.

Shares used in calculating basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	17,241	16,966	17,367	16,827
Net effect of dilutive common share equivalents using the treasury stock method	1,034	1,377	1,067	1,455
Shares used in calculating per share amounts – Diluted	18,275	18,343	18,434	18,282

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

As a result of the adoption of FAS 123(R), we recorded $6.4 million and $12.4 million of stock-based compensation expense in the three and six months ended June 30, 2006, respectively. We also recorded a $1.8 million and $3.4 million income tax benefit related to stock-based compensation for the three and six months ended June 30, 2006, respectively. Beginning in the first quarter of 2006, we have recognized tax benefits resulting from the exercise of stock-based compensation awards in excess of the tax benefit calculated at the grant date based on the fair value of the award as a cash inflow from financing activities instead of a reduction of cash outflow for income taxes under cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Through June 30, 2006, this also includes the tax benefit on options vested prior to the adoption of FAS 123(R). In addition, we capitalized approximately $752,000 of stock-based compensation as part of the cost of our inventory at June 30, 2006.

NOTE 2                                                    STOCK-BASED COMPENSATION

FAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award. Since April 1, 2005, we have used the Aon Actuarial Binomial Model, which was provided by Aon Consulting, to estimate the fair value of stock options granted. For our Employee Stock Purchase Plan, or ESPP, we estimate the fair value of stock purchase rights granted using the Black-Scholes option valuation model. For all stock options and stock purchase rights granted prior to April 1, 2005, the fair value was determined using the Black-Scholes model. We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as expected volatility, expected dividend yield rate and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

For the valuation of stock-based awards granted in the first half of 2006, we used the following significant assumptions:

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

Expected Volatility. Expected volatility is a measure of the amount by which our stock price is expected to fluctuate. We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock. The historical volatility was calculated using the daily or weekly stock price of our stock over a recent historical period equal to our expected term. The implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock. For the valuation of stock purchase rights, we exclusively rely on the implied volatility in estimating the expected volatility of our stock purchase rights since the expected term of our stock purchase rights is more consistent with the contractual terms of the exchange-traded call options.

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

Expected Forfeitures. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first half of 2006 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 5% for stock options granted for both the three and six months ended June 30, 2006 based upon historical forfeitures.

Summary of Significant Assumptions of the Valuation of Stock-Based Awards. The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $22.50 per share and $27.08 per share, respectively. The weighted-average estimated fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $22.37 per share and $25.22 per share, respectively. The fair value for these stock options and stock purchase rights was estimated at the date of grant with the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock Options:
Expected term or life	5.14 years	5.10 years	5.13 years	5.20 years
Expected volatility	46%	54%	47%	57%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.03%	3.86%	4.90%	3.90%
Stock Purchase Rights:
Expected term or life	1.25 years	1.25 years	1.25 years	1.25 years
Expected volatility	36%	79%	36%	79%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.39%	3.08%	4.39%	3.08%

The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under our stock plans differ from those used for the valuation of our stock purchase rights under our ESPP primarily due to the difference in their respective expected lives.

Effect of Stock-Based Compensation on our Condensed Consolidated Statements of Income and Statements of Cash Flows. As a result of adopting FAS 123(R), for the six months ended June 30, 2006, our pre-tax income and net income were lower by $12.4 million and $9.0 million, respectively, and our basic and diluted earnings per share were lower by $0.52 and $0.51, respectively, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25.

The total estimated stock-based compensation expense, related to all of our stock-based awards, recognized during the three and six months ended June 30, 2006 was comprised as follows:

(in thousands, except per share data)	Three months ended June 30, 2006	Six months ended June 30, 2006

Cost of product sales	$781	$1,003
Selling, general and administrative	3,827	7,849
Research and development	1,787	3,597
Stock-based compensation expense before taxes	6,395	12,449
Related income tax benefits	(1,778)	(3,417)
Stock-based compensation, net of taxes	$4,617	$9,032

Net stock-based compensation expense per common share:
Basic	$0.27	$0.52
Diluted	$0.27	$0.51

The total stock-based compensation capitalized as part of the cost of our inventory at June 30, 2006 was $752,000.

As of June 30, 2006, there was $37.2 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.6 years. As of June 30, 2006, there was $1.6 million of unrecognized compensation cost related to ESPP stock purchase rights which is expected to be recognized over a weighted-average period of 7.9 months.

The adoption of FAS 123(R) resulted in a change in the presentation within our Statements of Cash Flows of excess tax benefits from stock-based awards exercised during the period, resulting in a reduction in net cash provided by operating activities of $3.3 million and an equivalent increase in net cash provided by financing activities.

The following table illustrates the effect on our net income and net income per share for the three and six months ended June 30, 2005 as if we had applied the fair value recognition provisions of FAS 123 using the Black-Scholes valuation model (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income – as reported	$13,972	$27,764
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(3,261)	(8,150)
Net income – pro forma	$10,711	$19,614

Basic net income per share – as reported in prior year	$0.82	$1.65
Diluted net income per share – as reported in prior year	$0.76	$1.52

Basic net income per share – pro forma	$0.63	$1.17
Diluted net income per share – pro forma	$0.58	$1.07

NOTE 3                                                    STOCKHOLDERS EQUITY

Stock Repurchase Programs   During the quarter ended March 31, 2006, we repurchased an aggregate of 575,899 shares of our common stock at a total cost of approximately $30.0 million, including commissions. These repurchases were made using our own cash reserves.

In April 2006, we announced a program under which we may repurchase up to an additional $50.0 million of our common stock over the following 12 months. To date, no shares have been repurchased under this program. The timing of repurchases and the exact number of shares of our common stock to be repurchased will depend on prevailing market conditions, available cash resources and other factors. Repurchases under the program will be made using our own cash reserves and may be made in the open market, in privately negotiated transactions, or through the use of derivative securities or similar arrangements.

Stock Plans    In December 1996, we adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”). The 1996 Stock Plan replaced our 1989 Stock Plan. Although future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. The aggregate number of shares authorized for issuance under the 1996 Stock Plan as of June 30, 2006 was 7,000,000 shares. Furthermore, as of June 30, 2006 there were an additional 142,271 shares of common stock available for issuance under the 1996 Stock Plan that were previously authorized, but never issued, under the 1989 Stock Plan.

In November 2002, the Board of Directors adopted the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan (the “2002 Stock Plan”). The Board of Directors adopted the plan to accommodate Biosite’s continuing growth and expansion. The aggregate number of shares authorized for issuance under the 2002 Stock Plan as of June 30, 2006 was 1,450,000 shares, of which 900,000 shares are solely for use as inducement awards in connection with the recruitment of employees.

Options granted under the stock plans are generally subject to four-year vesting, on a daily or quarterly basis, and expire ten years from the date of grant. As of June 30, 2006, no shares were available for future issuance under the 1989 Stock Plan, 297,236 shares were available for future issuance under the 1996 Stock Plan and 156,202 shares were available for future issuance under the 2002 Stock Plan.

Information with respect to option activity under our stock option plans is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands)			(in millions)
Balance at December 31, 2005	4,805	$38.68
Granted	337	$48.77
Exercised	(332)	$25.15
Cancelled/forfeited/expired	(182)	$49.18
Outstanding at June 30, 2006	4,628	$39.96	6.7	$38.2

Exercisable at June 30, 2006	3,076	$35.12	5.7	$35.8

The aggregate intrinsic value represents the difference between our closing stock price on the last trading day of the quarter, June 30, 2006, which was $45.66, and the exercise price multiplied by the number of options outstanding. The total intrinsic value of options exercised was $9.0 million and $25.5 million for the six months ended June 30, 2006 and 2005, respectively.

The following is a further breakdown of the options outstanding under the 1989 Stock Plan, 1996 Stock Plan and 2002 Stock Plan as of June 30, 2006 (option amounts in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding as of June 30, 2006	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable as of June 30, 2006	Weighted average exercise price

$ 3.75 - $ 25.00	802	4.55	$18.48	799	$18.50
$ 25.05 - $ 40.00	919	5.38	$31.35	796	$31.52
$ 40.44 - $ 50.00	1,876	7.10	$44.81	1,219	$44.01
$ 50.30 - $ 69.56	1,031	8.91	$55.51	262	$55.40
$ 3.75 - $ 69.56	4,628	6.72	$39.96	3,076	$35.12

Employee Stock Purchase Plan   In December 1996, we adopted an ESPP which provides all qualifying employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. As of June 30, 2006, a pool of 1.1 million shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions). The ESPP includes an evergreen provision under which, for a period of ten years beginning on January 1, 2005, an increase in the pool of shares of common stock available for issuance under the ESPP occurs annually equal to the lesser of 1) one and one-half percent of the common shares outstanding at the end of the prior year; or 2) 1,500,000 shares of stock; provided, however, that in no event shall the annual increase cause the shares available for purchase under the ESPP to exceed 5% of our outstanding common shares at the end of the prior year. In December 2005, the Compensation Committee of our Board of Directors limited the increase in the pool of shares of common stock available for issuance under the ESPP on January 1, 2006 to 200,000 shares. Shares are issued on the ESPP purchase dates, which are June 30 and December 31. During the six months ended June 30, 2006 and 2005, 60,349 and 87,979 shares were issued under the ESPP, respectively. As of June 30, 2006, 213,741 shares of common stock were available for issuance under the ESPP.

At June 30, 2006, a total of 667,179 shares of our common stock were reserved for future issuances under all of our stock plans and the ESPP.

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

NOTE 4                                                    BALANCE SHEET INFORMATION

Net inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$10,235	$8,754
Work-in-process	16,947	16,098
Finished goods	4,915	7,775
	$32,097	$32,627

NOTE 5                                                    COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components. FAS No. 130 requires that the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income. As adjusted, our comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2006	2005	2006	2005

Net income	$7,922	$13,972	$20,479	$27,764
Change in unrealized net gain (loss) on marketable securities, net of tax	(15)	35	(84)	(21)
Foreign currency translation gain (loss)	246	(652)	420	(1,053)
Comprehensive income	$8,153	$13,355	$20,815	$26,690

NOTE 6                                                    LICENSE AND PATENT DISPUTES

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that we are infringing two patents, U.S. Patent 5,366,609 (the “‘609 Patent”) and U.S. Patent 4,816,224 (the “‘224 Patent”), owned by Roche and/or its affiliates (the “Indiana Case”). Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us. We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

In July 2006, we and Roche announced that we have entered into an agreement to settle both the Indiana Case and the California Case. The settlement involves a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases. Under the terms of the settlement agreement, we and Roche have each also agreed to file appropriate requests to dismiss our respective complaints in the Indiana Case and the California Case. In addition, Biosite has agreed to make a one-time license payment of $8.5 million to Roche. Of the $8.5 million license payment, $2.9 million was recognized in the second quarter of 2006 as license amortization expense related to prior periods and charged to license and patent disputes. The remaining $5.6 million will be amortized to cost of product sales over the remaining life of the Roche patents, the last of which expires in June 2013. Except for certain litigation costs incurred in the first half of 2006, we do not anticipate any further material monetary expenditures related to either of the cases or the recently announced settlement.

NOTE 7                                                    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109. FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return. This Interpretation is effective in the first quarter of 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

ITEM 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including: our ability to obtain regulatory approvals and complete clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; potential contract disputes or patent conflicts; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under Part II, Item 1A, “Risk Factors” and throughout our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on form 10-Q for the quarter ended March 31, 2006. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update these forward-looking statements.

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

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals. We have a distribution agreement with Fisher that extends through December 31, 2008, subject to some limited exceptions pursuant to which a party may elect to terminate the agreement earlier. Sales to Fisher represented 82% of our product sales in the first half of 2006 and 84% for the full year 2005. We primarily utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States. We are currently in discussions with additional distributors to also market our products to physician office laboratories.

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

Our total revenues for the three and six months ended June 30, 2006 were $77.8 million and $157.1 million, respectively, representing a 5% and 8% increase over the same periods of 2005. While sales of our Triage BNP products have represented the largest portion of our historical product sales and the primary driver of our historical growth, increased sales of our other cardiovascular products contributed significantly more than in the past to our growth in product sales during the three and six months ended June 30, 2006. Our meter-based Triage BNP Test, which is primarily used to aid in the diagnosis of heart failure, was launched domestically in January 2001. It was the first blood test available to aid in the detection of heart failure and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003. In December 2003, we received clearance from the United

States Food and Drug Administration, or FDA, to market our Triage BNP Test for Beckman Coulter® Immunoassay Systems and began selling the product in the United States in January 2004. As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter Inc.’s automated immunoassay systems.

Today, our Triage BNP Test products are among several FDA-cleared blood products used to aid in the diagnosis of heart failure. These include products from Bayer Healthcare, Dade Behring, Roche Diagnostics and Abbott Laboratories, which offer products based on large, centralized automated testing platforms. In addition, Abbott Laboratories has announced that it will offer a BNP test on its i-STAT meter product, which is designed for use at the point-of-care. We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future. Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

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

Recent Developments

Roche Litigation Settlement

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that we are infringing two patents, U.S. Patent 5,366,609 (the “‘609 Patent”) and U.S. Patent 4,816,224 (the “‘224 Patent”), owned by Roche and/or its affiliates (the “Indiana Case”). Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us. We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

On July 26, 2006, we and Roche announced that we have entered into an agreement to settle both the Indiana Case and the California Case. The settlement involves a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases. Under the terms of the settlement agreement, we and Roche have each also agreed to file appropriate requests to dismiss our respective complaints in the Indiana Case and the California Case. In addition, Biosite has agreed to make a one-time license payment of $8.5 million to Roche. Except for certain litigation costs incurred in the first half of 2006, we do not anticipate any further material monetary expenditures related to either of the cases or the recently announced settlement.

Triage Stroke Panel

In May 2006, we voluntarily withdrew our Premarket Approval, or PMA, application for the Triage Stroke Panel which was on hold with the FDA. Before commencing a new clinical trial for the Triage Stroke Panel, we intend to complete our analysis of data related to the Triage Stroke Panel that was collected during the course of the PMA submission, as well as additional information from our ongoing research in the field of stroke. After we have completed that process, we intend to work with thought leaders to design a new clinical trial to support a potential future regulatory submission to the FDA. The timing and duration of a future clinical trial for stroke is currently being evaluated. Any future clinical trial may not adequately support regulatory approval of the Triage Stroke Panel in the United States. However, we continue to believe that we can commercialize the existing Triage Stroke Panel product in Europe.

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

Under FAS 123(R), stock-based compensation cost is measured at the grant date, based upon the estimated fair value of the award, and is recognized as compensation expense over the employee’s requisite service period. We adopted the provisions of FAS 123(R) on January 1, 2006 using the modified prospective method, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123(R) apply both to new stock-based awards and to awards that are outstanding on the January 1, 2006 but are subsequently modified or cancelled. Estimated compensation expense for awards outstanding at January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. Included in the disclosures to the accompanying financial statements is information regarding our share-based payment valuation methodology, the significant assumptions used in our valuation models, our estimated stock-based compensation, and its effect on our net income and net income per share as required by FAS No. 123(R).

For all stock options granted on or after April 1, 2005, we changed our valuation model from the Black-Scholes model to the Aon Actuarial Binomial Model, which was provided by Aon Consulting. The fair value of stock options and purchase rights granted prior to April 1, 2005 was determined using the Black-Scholes model. We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate and risk-free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

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

Results of Operations

Product Sales. Product sales by product family were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2006	2005	2006	2005

Cardiovascular products:
Triage BNP Test products	$50,678	$49,058	$103,242	$98,829
Triage Cardiac Panel	7,188	6,439	13,804	12,424
Triage Cardio ProfilER and Profiler SOB Panels	4,598	2,226	8,634	4,172
Triage D-Dimer Test	1,450	481	2,867	612
Triage Stroke Panel	30	—	67	—
Total Cardiovascular products	63,944	58,204	128,614	116,037

Other products:
Triage Drugs of Abuse Panel and TOX Drug Screen products	10,464	11,341	22,011	21,624
Triage Microbiology products	1,425	1,660	2,740	3,264
Triage MeterPlus products	539	693	1,164	1,469
Total Other products	12,428	13,694	25,915	26,357
Total Product Sales	$76,372	$71,898	$154,529	$142,394

Product sales for the three and six months ended June 30, 2006 were $76.4 million and $154.5 million, respectively, representing increases of 6% and 9%, respectively, compared to $71.9 million and $142.4 million for the same periods of 2005. Increases in total product sales for the three and six months ended June 30, 2006, compared with the same period of 2005 consisted primarily of product sales growth resulting from increases in sales unit volumes of $8.6 million and $18.6 million, respectively, partially offset by decreases in product sales resulting from lower average selling prices of approximately $4.1 million and $6.5 million, respectively. Of the product sales growth resulting from an increase in sales unit volume, growth in the sales unit volume of our Triage BNP Tests represented 43% and 45%, respectively, while growth in sales unit volume of our Triage Cardiac Panel and Triage Profiler Panels together represented 48% and 41%, respectively. Lower average selling prices of our Triage BNP tests represented 50% and 62%, respectively, of the decrease in product sales resulting from lower average selling prices.

Primarily as a result of significant fluctuations in customer demand, inventory levels of our products have been, and in the future may be, below or above targeted stocking levels. We adjust our manufacturing capacity by both adjusting our production activities and the number of production shifts we operate, as well as through the implementation of additional manufacturing equipment. This allows us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels. Our product sales are also impacted by the buying patterns of our distributors and other customers. Additionally, we believe that our products are subject to some seasonality in their use. Higher utilization rates of our Triage BNP Tests may be due to a higher number of emergency department, or ED, visits by patients exhibiting shortness of breath, a symptom of congestive heart failure and of influenza. However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Test products, as well as additional users within the hospitals. Product sales to our distributors in future periods will be impacted as we and our distributors attempt to adjust our distributors’ inventories to targeted stocking levels and as we seek to improve our effectiveness and efficiency in adjusting our manufacturing output and capacity.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test, and Triage Stroke Panel, totaled $63.9 million and $128.6 million, respectively, for the three and six months ended June 30, 2006. This represented increases of 10% and 11%, respectively, as compared to $58.2 million and $116.0 million, respectively, for the same periods of 2005. For the three months ended June 30, 2006, the product sales growth of our cardiovascular products was primarily due to growth in sales unit volume of our Triage BNP Tests of $3.7 million and our Triage Profiler Panels of $3.2 million. This increase was partially offset by a reduction in product sales due to a decline in the average sales price of our Triage BNP Tests of $2.0 million. For the six months ended June 30, 2006, growth in sales unit volume of our Triage BNP Tests and our Triage Profiler Panels was $8.5 million and $5.8 million, respectively. This increase was partially offset by a reduction in product sales due to a decline in the average sales price of our Triage BNP Tests of $4.0 million.

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

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel, Triage Parasite Panel and Triage MeterPlus, were $12.4 million and $25.9 million, respectively, for the three and six months ended June 30, 2006. This represented decreases of 9% and 2%, respectively, as compared to $13.7 million and $26.4 million for the same periods of 2005. We believe that domestic sales of the Triage Drugs of Abuse Panel products may decline as the available U.S. market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues. Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees. Contract revenues for the three and six months ended June 30, 2006 were $1.4 million and $2.6 million, respectively, compared with $1.9 million and $3.2 million for the same periods of 2005. Contract revenues recognized during the each of quarters of 2006 and 2005 consisted primarily of research funding. During each quarter of 2006 and 2005, we recognized $750,000 of research funding from an alliance with Medarex Inc., which expires in 2008. The decreases in contract revenues during the three and six months ended June 30, 2006, as compared to the same periods in 2005, were primarily related to decreases in annual maintenance fees on antibodies produced by Biosite that are used in research and development programs of our partners, of $700,000 and $900,000, respectively. Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams. These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenues, and on internal research and development programs. Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $2.1 million and $4.2 million for the three and six months ended June 30, 2006, respectively, compared to $1.8 million and $4.2 million, respectively, for the same periods of 2005. These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit from Product Sales. Gross profit from product sales for the three and six months ended June 30, 2006 was $52.9 million and $108.0 million, respectively, representing an increase of 8% and 9%, respectively, compared to $48.9 million and $99.1 million for the same periods in 2005. Increases in gross profits for the three and six months ended June 30, 2006, compared with the same periods of 2005, consisted of increases in product sales of $2.3 million and $6.1 million, respectively. Changes in the gross margins of the different products resulted in increases in gross profits of $1.7 million and $2.7 million, respectively. The overall gross margin for the three and six months ended June 30, 2006 was 69% and 70%, respectively, compared to 68% and 70%, respectively, for the same periods of 2005. The increase in the overall gross margin for the three and six months ended June 30, 2006 as compared to the same period of 2005 was primarily due to operational improvements that resulted in greater manufacturing efficiencies offset by decreases in gross profits resulting from lower average selling prices of approximately $4.1 million and $6.5 million, respectively.

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

We expect the cost of product sales in 2006 to be significantly higher than 2005 as we begin to include stock-based compensation in our cost of product sales as a result of the adoption of FAS 123(R). We also expect that our fixed occupancy costs will significantly increase as we have transitioned most of our manufacturing operations to our new corporate complex, in which our manufacturing operations occupy a much larger space than in our previous manufacturing facilities. We may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to this transition or due to delays, whether due to regulatory approvals for the validation of the manufacturing facilities, or from other causes. For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs. In addition, we have incurred and may continue to incur some duplicate facilities expenses during the period of time in which we transfer our remaining operations to the new corporate complex. Any delays could cause us to incur these duplicate expenses for longer than we currently anticipate.

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased 34% and 32% to $24.8 million and $48.8 million, respectively, for the three and six months ended June 30, 2006, from $18.5 million and $37.1 million, respectively, for the same periods of 2005. At June 30, 2006, our headcount for sales, marketing and administrative functions totaled 368 employees, compared with 336 at June 30, 2005. The increase in SG&A expenses for the three and six months ended June 30, 2006 was primarily associated with $3.8 million and $7.8 million, respectively, in stock-based compensation expense. Also, as a result of growth in sales activities, marketing activities and general administrative resources for 2006, employee-related expenses, excluding stock-based compensation, increased approximately $260,000 and $1.6 million in the three and six months ended June 30, 2006, respectively, as compared to the same periods of 2005. Our facilities expenses related to SG&A activities also increased by $1.2 million and $2.2 million in the three and six months ended June 30, 2006, as compared to 2005, primarily due to costs related to the continuing consolidation from our previous facilities to our new corporate complex.

We expect SG&A expenses to materially increase in 2006 as compared to 2005 due to the expensing of stock-based compensation, such as stock options, as a result of the adoption of FAS 123(R). We also expect other SG&A expenses in 2006 to be higher than in 2005 as we continue to increase our sales, marketing, clinical education, technical service and general administration resources in the United States, as well as continue to build our direct sales, distribution and administrative infrastructure in Europe. We also expect other non-employee-related costs, including sales and marketing program activities for our new products, to grow as our overall operations grow. The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products as well as the timing of any new product launches and our assessment of resources to address new market segments such as physician offices. We also expect SG&A expenses to increase due to costs associated with our continuing consolidation from our previous facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at the new corporate complex.

Research and Development Expenses. Research and development, or R&D, expenses increased 29% and 28%, respectively, to $13.1 million and $26.8 million for the three and six months ended June 30, 2006 from $10.2 million and $21.0 million, respectively, for the same periods of 2005. The increase in R&D expenses for the three and six months ended June 30, 2006 consisted primarily of increases in stock-based compensation of $1.8 million and $3.6 million, respectively, and increases in other employee expenses of $350,000 and $678,000, respectively. Additionally, for the three and six months ended June 30, 2006, we experienced increases in facilities costs of $409,000 and $745,000, respectively, as compared to the same periods in 2005, as a result of the relocation of our R&D operations to a larger space in our new corporate complex. During the first half of 2006, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new panel for acute coronary syndrome, or ACS, and other diagnostic products for critical health conditions such as sepsis and abdominal pain. We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery. Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

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

•                  Biosite Discovery activities;

•                  performance-based cash compensation; and

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

License and Patent Disputes. Expenses associated with license and patent disputes were $3.1 million for each of the three and six months ended June 30, 2006, compared to $343,000 and $552,000, respectively, for the comparable periods in 2005.

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that we are infringing two patents, U.S. Patent 5,366,609 (the “‘609 Patent”) and U.S. Patent 4,816,224 (the “‘224 Patent”), owned by Roche and/or its affiliates (the “Indiana Case”). Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us. We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

On July 26, 2006, we and Roche announced that we have entered into an agreement to settle both the Indiana Case and the California Case. The settlement involves a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases. Under the terms of the settlement agreement, we and Roche have each also agreed to file appropriate requests to dismiss our respective complaints in the Indiana Case and the California Case. In addition, Biosite has agreed to make a one-time license payment of $8.5 million to Roche. Of the $8.5 million license payment, $2.9 million was recognized in the second quarter of 2006 as license amortization expense related to prior periods and charged to license and patent disputes. The remaining $5.6 million will be charged to cost of product sales over the remaining life of the Roche patents. Except for certain litigation costs incurred in the first half of 2006, we do not anticipate any further material monetary expenditures related to either of the cases or the recently announced settlement.

Interest and Other Income, Net. Interest and other income, net was $994,000 and $2.2 million for the three and six months ended June 30, 2006, respectively, compared to $515,000 and $574,000, respectively, for the same periods in 2005. The increases for the three and six months ended June 30, 2006 resulted primarily from increases in interest income of approximately $630,000 and $1.4 million, respectively, due to higher average balances of cash and marketable securities and higher interest rates compared to the comparable periods in 2005. The increase was also partially attributable to net unrealized gains on receivables and payables denominated in foreign currencies of $111,000 and $122,000, respectively, during the three and six months ended June 30, 2006, compared with net unrealized losses of $7,000 and $154,000, respectively, in the same periods of 2005. The increases were partially offset by increases in interest expense of $185,000 and $240,000, respectively, for the three and six months ended June 30, 2006 as compared to the same periods in 2005.

Provision for Income Taxes. Primarily as a result of the amount of estimated pre-tax income and the estimated tax credits and other permanent differences between our reported and taxable income in 2006 such as stock-based compensation, we recorded a provision for income taxes of $13.5 million for the first half of 2006, equivalent to an effective tax rate of 39.8%. For the same period in 2005, we recorded a provision for income taxes of $16.6 million, equivalent to an effective tax rate of 37.4%. The increase in the effective tax rate is primarily due to effect of the adoption of FAS123(R), the expiration of the federal research and development tax credit at the end of 2005, and an increase in the proportion of estimated foreign taxable income to be generated in countries with tax rates higher than the United States.

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

Stock-Based Compensation. On January 1, 2006, we adopted FAS 123(R), Share-Based Payment, which requires that we record compensation expense in the statement of income for stock-based payments, such as employee stock options, using the fair value method. The valuation provisions of FAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 and subsequently modified or cancelled. Under the modified prospective method, prior periods are not revised for comparative purposes. For the three and six months ended June 30, 2006, we recorded compensation expense totaling $6.4 million and $12.4 million, respectively, and we recorded $1.8 million and $3.4 million, respectively, of tax benefits associated with the compensation expense and the disqualifying disposition of incentive stock options and stock purchase rights occurring during the same periods. The net impact reduced our diluted earnings per share by $0.27 and $0.51 for the three and six months ended June 30, 2006, respectively, after consideration of the impact of FAS123(R) on the number of diluted shares used in the calculation. The stock-based compensation was recorded as part of employee expenses within each of the components of our operating expenses and tax provision during the three and six months ended June 30, 2006 as follows:

(in thousands, except per share data)	Three months ended June 30, 2006	Six months ended June 30, 2006

Cost of product sales	$781	$1,003
Selling, general and administrative	3,827	7,849
Research and development	1,787	3,597
Stock-based compensation expense, before taxes	6,395	12,449
Related income tax benefits	(1,778)	(3,417)
Stock-based compensation expense, net of taxes	$4,617	$9,032

Net stock-based compensation expense, per common share
Basic	$0.27	$0.52
Diluted	$0.27	$0.51

The requirements of FAS 123(R), including the recording of stock-based compensation expense, tax benefits or expense related to share-based awards and changes to the calculation of diluted shares used in computation of earnings per share, have and will continue to have a material effect on our future financial results reported under United States Generally Accepted Accounting Principles, or U.S. GAAP. As of June 30, 2006, there was $37.2 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of our operating expenses over a weighted-average period of 2.6 years, and there was

$1.6 million of unrecognized compensation cost related to outstanding ESPP stock purchase rights that is expected to be recognized over a weighted-average period of 7.9 months. The issuance of new share-based awards will further impact our future financial results. However, such share-based payments will never result in the payment of cash by us. For this reason, and because we do not view stock-based compensation as related to our operational performance, we exclude the stock-based compensation expense when we evaluate our financial and business performance, including for internal resource management, planning and forecasting purposes.

The determination of the fair value of our share-based awards is performed on the date of grant using valuation models such as the Aon Actuarial Binomial Model, which was provided by Aon Consulting, and the Black-Scholes model. Both of these valuation models utilize a number of complex variables and require assumptions regarding the future. These variables and assumptions include, but are not limited to, our expected volatility of our stock price over the expected term of the awards, the expected term of the awards, the expected dividend rate and the risk-free interest rate.

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

For purposes of estimating the fair value of stock options granted during the three and six months ended June 30, 2006 using the Aon Actuarial Binomial model, we have made an estimate using subjective assumptions regarding our expected stock price volatility (weighted averages of 46% and 47%, respectively). We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock. If our stock price volatility assumption for the stock options granted during the three months ended June 30, 2006 were increased by 10% to 56%, the weighted average estimated fair value of stock options granted during that period would increase by $3.08 per share, or 13.8%.

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

Other factors that impact our cash inflow and outflow include the following:

•      We have experienced gross margins greater than 65% and operating margins greater than 20% in each of the last three years. As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•      Fisher, which accounted for 84% of our product sales in 2005 and 82% of our product sales in the first half of 2006, has historically been a timely and predictable payor of its outstanding accounts receivable. We have a distribution relationship with Fisher that expires on December 31, 2008.

As of June 30, 2006, we had cash, cash equivalents and marketable securities of $138.8 million compared with $132.4 million as of December 31, 2005. The primary inflow of cash during the six months ended June 30, 2006 was approximately $37.6 million generated from operating activities, for which the sales volume growth of our cardiovascular products was the primary driver. The primary cash outflow during the first half of 2006 was attributable to the repurchase of an aggregate of 575,899 shares of our common stock for approximately $30 million, including commissions.

In April 2006, we announced a program under which we may repurchase up to an additional $50.0 million of our common stock over the following 12 months. To date, no shares have been repurchased under this program. The timing of repurchases and the exact number of shares of our common stock to be repurchased will depend on prevailing market conditions, available cash resources and other factors. Repurchases under the program will be made using our own cash reserves and may be made in the open market, in privately negotiated transactions, or through the use of derivative securities or similar arrangements.

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our new corporate complex. The new complex provides us with up to 800,000 square feet of space, to be constructed in phases as needed. The first phase provides us with approximately 350,000 square feet of space. The total cost of the land and the construction of the first phase was approximately $110.0 million. As of July 1, 2006, we had relocated almost all of our operations to the new corporate complex, and only a small group of our R&D department had not relocated. From time to time we evaluate the need to commence the next phase of construction of our corporate complex. We also evaluate the purchase of additional land or improved facilities to meet our future business needs. We expect our future occupancy costs to increase primarily due to increased square footage for our operations.

In June 2006, we entered into an agreement to purchase a facility in San Clemente, California for $6.4 million. The facility is approximately 38,000 square feet and will be utilized to manufacture plastic parts for our diagnostic test kits. The transaction is currently in escrow and, subject to various conditions to closing, is expected to be completed in September 2006. As of June 30, 2006, we deposited $150,000 of the purchase price for the facility into escrow. We are required to deposit an additional $850,000 following the completion of our initial due diligence review. The remainder of the purchase price will be paid upon completion of the transaction.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned. As a result, we may then seek an alternative use for all or a portion of some or all of our property, or seek to sell some or all of our property, which may have a negative impact on our operating results. We may also incur unexpected costs and expenses in connection with a move from existing facilities to new facilities, or we may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to any such transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of any new manufacturing facilities. We have incurred some duplicate facilities expenses, such as rent, as we are transferring our operations to the new corporate complex in stages.

Our primary short-term needs for capital, which are subject to change, include:

•                  any repurchase of our common stock;

•                  the prosecution, defense and resolution of license and patent disputes; and

•                  our facilities expansion needs, including potential costs of purchasing additional land or improved facilities;

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

For 2006, we plan to spend approximately $30.0 million in cash for capital expenditures, primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment and for the purchase of additional land or improved facilities. Through June 30, 2006, we have expended $9.9 million of this amount. We intend to use our currently available cash and cash we expect to generate from operating activities to address our capital requirements. We expect that the performance of our product sales and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment. Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.

We believe that our available cash, cash from operations and proceeds from the issuance of stock under our stock plans will be sufficient to satisfy our funding needs for at least the next 24 months, except in the event that we determine to accelerate the development and/or construction of the remaining phases of our corporate complex or purchase additional land or improved facilities. We used our available cash balances to purchase the land for our new corporate complex and pay for the design and construction costs. We also used available cash balances to repurchase $30.0 million of our common stock during the first quarter of 2006. During the third quarter of 2006, we expect to use our available cash to make an $8.5 million payment to Roche under the terms of our settlement agreement and to complete the purchase of a facility in San Clemente, California for an additional $6.3 million. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

•                  the impact of the prosecution, defense and resolution of potential future license and patent disputes;

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

Since 2003, we have significantly expanded our direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy and the Netherlands, and we may expand into additional countries in the future. Sales and costs resulting from these direct sales operations are denominated in local currencies and are subject to fluctuations in currency exchange rates from the translation of these operations to U.S. dollars. Further, we routinely enter into transactions in currencies other than the U.S. dollar, such as purchases of our Triage MeterPlus inventory from LRE Technology Partner Gmbh, or LRE, intercompany sales of inventory to our foreign subsidiaries, leases of facilities outside the United States and other operating costs. As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could negatively impact our financial results.

We have on occasion purchased forward exchange contracts to manage specific currency exposures to exchange rate changes and may do so in the future. As of June 30, 2006, we had outstanding forward exchange contracts with a notional principal value of $2.3 million, settling on various dates through December 2006. Including the impact of net gains and losses on these forward exchange contracts, we recognized a net currency exchange gain on foreign currency denominated transactions of $122,000 for the six months ended June 30, 2006, compared to a net loss of $154,000 for the same period of 2005. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

International sales and operations are also subject to a variety of other risks, including:

•                                          slower payment practices, increasing the risk of uncollectible accounts;

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

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS.

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that we are infringing two patents, U.S. Patent 5,366,609 (the “‘609 Patent”) and U.S. Patent 4,816,224 (the “‘224 Patent”), owned by Roche and/or its affiliates (the “Indiana Case”). Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us. We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

On July 26, 2006, we and Roche announced that we have entered into an agreement to settle both the Indiana Case and the California Case. The settlement involves a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases. Under the terms of the settlement agreement, we and Roche have each also agreed to file appropriate requests to dismiss our respective complaints in the Indiana Case and the California Case. In addition, Biosite has agreed to make a one-time license payment of $8.5 million to Roche. Except for certain litigation costs incurred in the first half of 2006, we do not anticipate any further material monetary expenditures related to either of the cases or the recently announced settlement.

ITEM 1A. RISK FACTORS.

This Quarterly Report on Form 10-Q includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “Forward-looking Statements” in Part I, Item 2 above. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factors discussed below include certain revisions to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the period ended March 31, 2006. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

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

•                  temporary and permanent costs and timing associated with the relocation of our personnel, assets and activities to our new corporate facilities; and

•                  changes in accounting or tax standards or practice.

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

For instance, estimating the fair value of stock-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price. Our stock-based payments have characteristics significantly different from those of freely traded options, and changes to the subjective input assumptions of our stock-based payment valuation models can materially change our estimates of the fair values of our stock-based payments. In addition, the actual values realized upon the exercise, expiration, early termination or forfeiture of stock-based payments might be significantly different that our estimates of the fair values of those awards as determined at the date of grant. Moreover, we rely on various third parties, such as E*Trade Financial Corporate Services and Aon Consulting, that either supply us with information or help us perform certain calculations that we employ to estimate the fair value of stock-based payments. If any of those parties do not perform as expected or make errors, we may inaccurately calculate actual or estimated compensation expense for stock-based payments.

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

Product sales of our Triage BNP Tests represented 67% of our product sales in both the first half of 2006 and the full year 2005. Our Triage BNP Tests are currently two of several FDA-cleared tests used to aid in the diagnosis of heart failure. Bayer, Dade Behring, Roche Diagnostics and Abbott Laboratories have launched competitive tests at various times since November 2002. Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States. The risk of competition may increase as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche is offering for license.

We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future. For example, Siemens recently announced that it is acquiring Bayer’s diagnostic business as well as Diagnostic Products Corp. and is entering the market for diagnostic testing. It is possible that other new competitors will enter the market. In the market for BNP testing specifically, Abbott Laboratories announced that it will offer a BNP test on its i-STAT meter product, which is designed for use at the point-of-care. These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Tests. Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to successfully compete with these and other competitors in the future.

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

The growth in our product sales in recent periods has been driven primarily by growth in the sales volumes of our Triage BNP Tests. For example, growth in the sales unit volume of our Triage BNP Tests represented 45% of our total product sales growth in the first half of 2006 and 69% for the full year 2005. Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a first to market position in the market until the entry of the direct competition in June 2003. Today, our Triage BNP Test products are among several FDA-cleared products for the use as an aid in the diagnosis of heart failure.

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

We are investing in the research and development of potential new products, including products for stroke, MPO, ACS, sepsis, abdominal pain and acute kidney injury, and in expanded uses of our existing products. In certain cases, the successful development of our new products will depend on the development of new technologies. We are also making significant investments in processes and equipment to improve our manufacturing efficiency and capacity, in anticipation of new products and revenue growth, as well as in the construction and purchase of new facilities. Our revenue growth and profitability are impacted by these investments. We are required to undertake time consuming and costly development activities and seek regulatory approval for potential new products and for potential new uses of existing products. Products that appear promising during product development and preclinical studies, including our Triage Stroke Panel and Triage MPO Test, may not demonstrate clinical study results needed to support regulatory approval, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all. We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products. We will be harmed if we are unable, for technological or other reasons, to:

•                                          complete new product development or capital projects, including projects intended to automate portions of our manufacturing processes, in a timely manner or at all;

•                                          properly design, initiate and complete appropriate clinical studies to validate the use of potential new products or expanded use of existing products;

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

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets. Fisher accounted for 82% of our product sales in the first half of 2006 and 84% for the full year 2005, respectively. We have a distribution agreement with Fisher that expires on December 31, 2008. In May 2006, Fisher Scientific Company announced that it has entered into a definitive agreement to merge with Thermo Electron Corporation. The transaction is expected to close in the fourth quarter of 2006.

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

Furthermore, if any of our distribution or marketing agreements are terminated or expire, and we are unable to enter into alternative agreements or if we elect to distribute our products directly, we will have to invest in additional sales, marketing and administrative resources, including additional field account executives and customer support resources, which would significantly increase our expenses. For instance, if we distribute our products directly to customers, we would need to hire additional personnel and would incur additional expenses relating to customer order processing and servicing, warehousing, shipping, billing and collections, which are costs that our distributors currently bear. We may also need to invest in additional capital equipment, third-party services and facilities in order to administer the logistics of direct distribution. Changes in the distribution of our products may also result in contract termination fees, transition-related expenses, disruption of our business, increased competition and lower product sales and operating profits. In addition, following the expiration or termination of any distribution agreement, a former distributor may attempt to compete directly with us by offering competitive products to our current customers. We have limited experience in direct sales, marketing and distribution of our products, both domestically and internationally. Our direct sales, marketing and distribution efforts may not be successful and we may not be able to successfully transition from a distributor model to a direct sales model. Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all. A failure to enter into acceptable distribution agreements, to successfully market our products or to implement the logistics associated with direct product distribution to our customers would have a material adverse effect on us.

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

We expect to perform an additional clinical trial for our Triage Stroke Panel, which may not adequately support a future filing for regulatory approval in the United States.

In May 2006, we voluntarily withdrew our PMA application for the Triage Stroke Panel which was on hold with the FDA. Before commencing a new clinical trial for the Triage Stroke Panel, we intend to complete our analysis of data related to the Triage Stroke Panel that was collected during the course of the PMA submission, as well as additional information from our ongoing research in the field of stroke. After we have completed that process, we intend to work with thought leaders to design a new clinical trial to support a potential future regulatory submission to the FDA. The timing and duration of a future clinical trial for stroke is currently being evaluated. Any future clinical trial may not adequately support regulatory approval of the Triage Stroke Panel in the United States. However, we continue to believe that we can commercialize the existing Triage Stroke Panel product in Europe.

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

From time to time we initiate internal projects to develop our own ability to manufacture components or materials that are currently sole-sourced from a third party. For instance, in the second quarter of 2006, we entered into an agreement to purchase a facility in San Clemente, California which we intend to use to manufacture plastic parts that are currently purchased from a third party. This and other projects may require significant investments of capital, both up-front and on an ongoing basis, including dedicated headcount, facilities and equipment needs. If we are not able to successfully initiate and complete these projects, we may never recover our investments and our financial results could be harmed.

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

Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products. We are aware of several third-party patents that may relate to our technology. In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents. There can be no assurance that we do not or will not infringe these patents, or other patents or proprietary rights of third parties. Any legal action against us or our collaborators, such as our litigation with Roche Diagnostics and certain of its affiliates, claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that our collaborators or we would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights.

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

Export sales to international customers amounted to $22.3 million for the first half of 2006 and $35.9 million for the full year 2005. Since 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy, and the Netherlands and we may expand these operations into additional countries in the future. Our accounts receivable balance for our international customers and distributors was $12.7 million and $9.0 million at June 30, 2006 and December 31, 2005, respectively. Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates. Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including clinical trials, which are denominated in Euros and other local currencies. Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

Several state and federal laws have been applied to restrict certain marketing practices in the medical device industry in recent years. These include federal and state “anti-kickback” statutes. The federal health care program anti-kickback statute prohibits persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration in return for referrals or in return for purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering any service or item payable under Medicare, Medicaid, or certain other federally funded health care programs. These provisions have been broadly interpreted to apply to certain relationships between manufacturers, purchasers of manufacturers’ products, and parties in a position to refer or recommend purchases. Under current law, federal courts and the Office of Inspector General of the United States Department of Health and Human Services have stated that the statute may be violated if one purpose (as opposed to a primary or sole purpose) of remuneration is to induce prohibited purchases, recommendations or referrals.

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

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our new corporate complex. We expect the new complex to provide us with up to 800,000 square feet of space, to be constructed in phases as needed. The first phase provides us with approximately 350,000 square feet of space. The total cost of the land and the construction of the first phase was approximately $110.0 million. In addition, from time to time we evaluate the need to commence the next phase of construction of our corporate complex. We also evaluate the purchase of additional land or improved facilities to meet our future business needs. We expect our future occupancy costs to increase primarily due to increased square footage.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned. As a result, we may then seek an alternative use for all or a portion of some or all of our property, or seek to sell some or all of our property, which may have a negative impact on our operating results. We may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to any such transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of any new manufacturing facilities. For instance, the scale-up of manufacturing at our new corporate complex could result in lower than expected manufacturing output and higher than expected product costs. In addition, we have and expect to incur some duplicate facilities expenses, such as rent, as we are transferring our operations in stages to the new corporate complex.

The San Diego Airport Authority has issued a draft of proposed changes to land uses, such as restrictions on maximum building heights, personnel densities and hazardous materials storage, in areas surrounding airports throughout San Diego County. Several of these changes, if approved, could potentially negatively impact our ability to construct our corporate complex as we currently plan. In that case, we may need to alter our development plans for the remainder of our corporate complex. However, any such regulatory changes are still in the early stages and it is not possible for us to predict whether any changes will be adopted or implemented, and whether such changes could adversely impact our corporate complex.

Long-lived and intangible assets may become impaired and result in an impairment charge.

At June 30, 2006, we had approximately $168.4 million of long-lived assets, including $29.2 million of land, $79.0 million of buildings and improvements, $338,000 of building construction-in-progress, $43.9 million of equipment, furniture and fixtures and $8.4 million of capitalized license rights and other assets. Building, building improvements, leasehold improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over the lesser of their useful lives or the remaining lease term. In San Diego, we have two buildings leases that expire between August and October 2006. The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results. In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

At June 30, 2006, we had approximately $10.7 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation and stock-based compensation. No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized. We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets. Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of shares issued under our stock plans.

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

•                  the impact of the prosecution, defense and resolution of potential future license and patent disputes;

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2006, we held our Annual Meeting of Stockholders. As of the close of business on April 26, 2006, the record date for the Annual Meeting, 17,177,991 shares were entitled to vote at the Annual Meeting. Of these 17,177,991 shares, 1,097,042 shares were not voted. The following actions were taken at the Annual Meeting:

1.               a. The following Class III directors were elected:

i.                  Kim D. Blickenstaff 9,221,435 shares voted in favor of the nominee, 6,859,514 shares withheld their vote; and

ii.               Kenneth F. Buechler, Ph.D. 9,150,629 shares voted in favor of the nominee, 6,930,320 shares withheld their vote.

b.              The following directors continue in office for their existing terms:

Lonnie M. Smith

Timothy J. Wollaeger

Anthony DeMaria, M.D.

Howard E. Greene, Jr.

2.               A proposal was approved to amend and restate the 1996 Stock Incentive Plan of Biosite Incorporated to implement various modifications to the Plan. 13,025,179 shares were voted in favor of the proposal, 1,086,846 shares were voted against the proposal, 32,855 shares abstained and 1,936,069 shares were not voted (includes broker non-votes).

3.               A proposal was defeated to increase the number of shares of Common Stock reserved for issuance under the 1996 Stock Incentive Plan of Biosite Incorporated by 300,000 shares. 5,914,701 shares were voted in favor of the proposal, 8,913,842 shares were voted against the proposal, 36,337 shares abstained and 1,936,069 shares were not voted (includes broker non-votes).

4.               The selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified. 15,873,228 shares were voted in favor of the proposal, 188,704 shares were voted against the proposal and 19,017 shares abstained.

ITEM 6. EXHIBITS.

3.1(1)	Restated Certificate of Incorporation.
3.2(1)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.3(1)	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.
3.4(2)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.5(3)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.6(4)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate with rights legend.
10.2(A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated
31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer.
31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer.
32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer.
32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer.

(1)	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(2)	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(3)	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(4)	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(A)	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2006	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Senior Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)