Form 10-Q
period 2006-09-30
BIOSITE INC
filed 2006-11-07
CIK 834306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-21873

BIOSITE INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	33-0288606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9975 Summers Ridge Road	92121
San Diego, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 805-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒                 Accelerated filer ☐                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock, $0.01 par value, outstanding at
November 2, 2006 was 16,261,171.

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

i

Part I.          Financial Information

ITEM 1.       FINANCIAL STATEMENTS.

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$73,730	$53,052
Marketable securities	85,348	79,360
Accounts receivable, net	30,997	30,303
Inventories, net	31,871	32,627
Income taxes receivable	—	329
Deferred income taxes	3,161	3,161
Other current assets	5,747	5,932
Total current assets	230,854	204,764
Property, equipment and leasehold improvements, net	158,218	151,018
Patents and license rights, net	9,828	4,764
Deferred income taxes	9,220	4,269
Deposits and other assets	3,738	3,111
	$411,858	$367,926

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,763	$13,950
Accrued employee expenses	11,273	10,706
Current portion of equipment financing notes	5,747	6,066
Income taxes payable	3,412	—
Other current liabilities	8,707	8,382
Total current liabilities	50,902	39,104

Equipment financing notes	6,715	10,968
Other long-term liabilities	2,437	2,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.01 par value, 60,000 shares authorized; 17,467 and 17,558 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	175	176
Additional paid-in capital	173,962	167,657
Accumulated other comprehensive income (loss), net of related tax effect of $(96) and $(146) at September 30, 2006 and December 31, 2005, respectively	44	(571)
Retained earnings	177,623	148,103
Total stockholders’ equity	351,804	315,365
	$411,858	$367,926

Note:                   The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$73,111	$68,888	$227,640	$211,282
Contract revenues	1,531	780	4,101	3,996
Total revenues	74,642	69,668	231,741	215,278

Operating expenses:
Cost of product sales	23,694	20,900	70,236	64,155
Selling, general and administrative	24,107	17,858	72,909	54,930
Research and development	12,512	10,549	39,354	31,509
License and patent disputes	—	788	3,142	1,340
Total operating expenses	60,313	50,095	185,641	151,934

Operating income	14,329	19,573	46,100	63,344

Interest and other income, net	1,312	1,095	3,554	1,669

Income before provision for income taxes	15,641	20,668	49,654	65,013
Provision for income taxes	(6,600)	(8,099)	(20,134)	(24,680)

Net income	$9,041	$12,569	$29,520	$40,333

Net income per share:
— Basic	$0.52	$0.73	$1.70	$2.38
— Diluted	$0.49	$0.68	$1.60	$2.19

Shares used in calculating per share amounts:
— Basic	17,425	17,268	17,386	16,974
— Diluted	18,282	18,596	18,395	18,394

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$29,520	$40,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,918	11,887
Stock-based compensation expense	18,692	—
Excess tax benefits from stock-based awards	(3,828)	—
Deferred income taxes	(4,951)	—
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(91)	(453)
Accounts receivable	(201)	9,349
Inventory	1,757	4,983
Other current assets	187	2,314
Income taxes	7,765	12,436
Accounts payable	(860)	(4,238)
Other current liabilities	779	2,349
Long-term liabilities	191	460
Foreign currency translation	(69)	(79)
Net cash provided by operating activities	66,809	79,341

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	49,617	47,650
Purchase of marketable securities	(55,627)	(86,262)
Purchase of property, equipment and leasehold improvements	(19,724)	(41,494)
Patents, license rights, deposits and other assets	(2,652)	(1,419)
Net cash used in investing activities	(28,386)	(81,525)

FINANCING ACTIVITIES
Repurchase and retirement of common stock	(30,000)	—
Proceeds from issuance of financing obligations	—	2,007
Principal payments under financing obligations	(4,572)	(4,506)
Excess tax benefits from stock-based awards	3,828	—
Proceeds from issuance of stock under stock plans, net	12,818	22,712
Net cash (used in) provided by financing activities	(17,926)	20,213

Effect of exchange rate changes on cash and cash equivalents	181	(631)

Increase in cash and cash equivalents	20,678	17,398

Cash and cash equivalents at beginning of period	53,052	25,645
Cash and cash equivalents at end of period	$73,730	$43,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$559	$762
Income taxes paid	$17,248	$12,017
Income tax benefit of disqualifying dispositions of stock	$4,336	$10,935
Accrued license cost (see Note 6)	$8,500	$—

See accompanying notes.

BIOSITE INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1                    BASIS OF PRESENTATION

Financial Statement Preparation  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  We have experienced significant quarterly fluctuations in our sales, expenses and operating results and expect that these fluctuations may continue.

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

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 have been reclassified to conform to the presentation of the financial statements for the nine months ended September 30, 2006.

Earnings Per Share  Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options.

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Shares used in calculating per share amounts — Basic (Weighted average common shares outstanding)	17,425	17,268	17,386	16,974
Net effect of dilutive common share equivalents using the treasury stock method	857	1,328	1,009	1,420
Shares used in calculating per share amounts — Diluted	18,282	18,596	18,395	18,394

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

As a result of the adoption of FAS 123(R), we recorded $6.2 million and $18.7 million of stock-based compensation expense in the three and nine months ended September 30, 2006, respectively.  We also recorded a $1.9 million and $5.3 million income tax benefit related to stock-based compensation for the three and nine months ended September 30, 2006, respectively.  Beginning in the first quarter of 2006, we have recognized tax benefits resulting from the exercise of stock-based compensation awards in excess of the tax benefit calculated at the grant date based on the fair value of the award as a cash inflow from financing activities instead of a reduction of cash outflow for income taxes under cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. Through September 30, 2006, this also includes the tax benefit on options vested prior to the adoption of FAS 123(R).  In addition, as also required by FAS 123(R), we capitalized approximately $786,000 of stock-based compensation as part of the cost of our inventory at September 30, 2006.

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

For the valuation of stock-based awards granted in the first nine months of 2006, we used the following significant assumptions:

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

Expected Volatility.  Expected volatility is a measure of the amount by which our stock price is expected to fluctuate.  We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock.  The historical volatility was calculated using the daily stock price of our stock over a recent historical period equal to our expected term.  The implied volatility is calculated from the implied market volatility of exchange-traded call options on our common stock.  For the valuation of stock purchase rights, we exclusively rely on the implied volatility in estimating the expected volatility of our stock purchase rights since the expected term of our stock purchase rights is more consistent with the contractual terms of the exchange-traded call options.

Risk-Free Interest Rate.  The risk-free interest rate that we use in determining the fair value of our stock-based awards is based on the implied yield on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our stock-based awards.

Expected Dividends.  We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  Consequently, we use an expected dividend yield of zero in our valuation models.

Expected Forfeitures.  As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first nine months of 2006 is based on awards that are ultimately expected to vest, it is reduced for estimated forfeitures.  FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated to be 5% for stock options granted for both the three and nine months ended September 30, 2006 based upon historical forfeitures.

Summary of Significant Assumptions of the Valuation of Stock-Based Awards.   The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $22.06 per share and $27.08 per share, respectively.  The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $18.66 per share and $26.23 per share, respectively.  The fair value for these stock options and stock purchase rights was estimated at the date of grant with the following weighted-average assumptions for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock Options:
Expected term or life	5.14 years	5.10 years	5.13 years	5.20 years
Expected volatility	46%	54%	47%	57%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.03%	3.86%	4.91%	3.90%
Stock Purchase Rights:
Expected term or life	1.26 years	1.25 years	1.26 years	1.25 years
Expected volatility	36%	54%	36%	64%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.20%	3.86%	4.88%	3.57%

The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under our stock plans differ from those used for the valuation of our stock purchase rights under our ESPP primarily due to the difference in their respective expected lives.

Effect of Stock-Based Compensation on our Condensed Consolidated Statements of Income and Statements of Cash Flows.   As a result of adopting FAS 123(R), for the nine months ended September 30, 2006, our pre-tax income and net income were lower by $18.7 million and $13.4 million, respectively, and our basic and diluted earnings per share were lower by $0.77 and $0.76, respectively, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25.

The total estimated stock-based compensation expense related to all of our stock-based awards recognized during the three and nine months ended September 30, 2006 was comprised as follows:

(in thousands, except per share data)	Three months ended September 30, 2006	Nine months ended September 30, 2006

Cost of product sales	$867	$1,870
Selling, general and administrative	3,674	11,523
Research and development	1,702	5,299
Stock-based compensation expense before taxes	6,243	18,692
Related income tax benefits	(1,866)	(5,283)
Stock-based compensation, net of taxes	$4,377	$13,409

Net stock-based compensation expense per common share:
Basic	$0.25	$0.77
Diluted	$0.25	$0.76

The total stock-based compensation capitalized as part of the cost of our inventory at September 30, 2006 was $786,000.

As of September 30, 2006, there was $36.1 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.5 years.  As of September 30, 2006, there was $3.1 million of unrecognized compensation cost related to ESPP stock purchase rights which is expected to be recognized over a weighted-average period of 8.6 months.

The adoption of FAS 123(R) resulted in a change in the presentation within our Statements of Cash Flows of excess tax benefits from stock-based awards exercised during the period, resulting in a reduction in net cash provided by operating activities of $3.8 million and an equivalent increase in net cash provided by financing activities.

The following table illustrates the effect on our net income and net income per share for the three and nine months ended September 30, 2005 as if we had applied the fair value recognition provisions of FAS 123 using the Black-Scholes valuation model (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income — as reported	$12,569	$40,333
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(4,249)	(12,414)
Net income — pro forma	$8,320	$27,919

Basic net income per share — as reported in prior period	$0.73	$2.38
Diluted net income per share — as reported in prior period	$0.68	$2.19

Basic net income per share — pro forma	$0.48	$1.64
Diluted net income per share — pro forma	$0.45	$1.52

NOTE 3                    STOCKHOLDERS EQUITY

Stock Repurchase Programs   During the quarter ended March 31, 2006, we repurchased an aggregate of 575,899 shares of our common stock at a total cost of approximately $30.0 million, including commissions.  These repurchases were made using our own cash reserves.

On October 26, 2006, we announced that our Board of Directors approved an increase in our stock repurchase program, raising the amount of stock that we are authorized to repurchase over the next 12 months to $100.0 million from $50.0 million.  In connection with this stock repurchase program, we have entered into a privately negotiated transaction with Goldman, Sachs & Co. to repurchase $100.0 million of our common stock.  Based on our closing stock price on October 25, 2006, the $100 million share repurchase authorization represents approximately 12% of our total market capitalization.

In October 2006, we paid Goldman Sachs $100.0 million and will receive a substantial majority of the shares to be delivered under the agreement by early December 2006.  The agreement includes collar provisions that establish the minimum and maximum numbers of shares to be repurchased.  The specific number of shares to be repurchased is generally based on the volume-weighted average share price of the our common shares during the six- to nine-month term of the accelerated repurchase agreement, subject to collar limits.  All of the repurchased shares will be retired.

Stock Plans    In December 1996, we adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”).  The 1996 Stock Plan replaced our 1989 Stock Plan.  Although future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan.  The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof.  The aggregate number of shares authorized for issuance under the 1996 Stock Plan as of September 30, 2006 was 7,000,000 shares.  Furthermore, as of September 30, 2006 there were an additional 142,421 shares of common stock available for issuance under the 1996 Stock Plan that were previously authorized, but never issued, under the 1989 Stock Plan.

In November 2002, the Board of Directors adopted the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan (the “2002 Stock Plan”).  The Board of Directors adopted the plan to accommodate Biosite’s continuing growth and expansion.  The aggregate number of shares authorized for issuance under the 2002 Stock Plan as of September 30, 2006 was 1,450,000 shares, of which 900,000 shares are solely for use as inducement awards in connection with the recruitment of employees.

Options granted under the stock plans are generally subject to four-year vesting, on a daily or quarterly basis, and expire ten years from the date of grant.  As of September 30, 2006, no shares were available for future issuance under the 1989 Stock Plan, 330,712 shares were available for future issuance under the 1996 Stock Plan and 137,487 shares were available for future issuance under the 2002 Stock Plan.

Information with respect to option activity under our stock option plans is as follows:

	Number of	Weighted average exercise	Weighted average remaining contractual	Aggregate intrinsic
	Shares	price	term (years)	value
	(in thousands)			(in millions)
Balance at December 31, 2005	4,805	$38.68
Granted	379	$47.86
Exercised	(424)	$24.71
Cancelled/forfeited/expired	(239)	$49.57
Outstanding at September 30, 2006	4,521	$40.16	6.5	$37.9

Exercisable at September 30, 2006	3,150	$36.01	5.6	$35.8

The aggregate intrinsic value represents the excess between our closing stock price on the last trading day of the quarter, September 29, 2006, which was $46.23, over the exercise price of each lower-priced option multiplied by the number of shares subject to such options.  The total intrinsic value of options exercised was $10.8 million and $29.2 million for the nine months ended September 30, 2006 and 2005, respectively.

The following is a further breakdown of the options outstanding under the 1989 Stock Plan, 1996 Stock Plan and 2002 Stock Plan as of September 30, 2006 (option amounts in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding as of September 30, 2006	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable as of September 30, 2006	Weighted average exercise price

$ 3.75 - $25.00	731	4.28	$18.31	730	$18.34
$25.05 - $40.00	897	5.12	$31.34	812	$31.46
$40.18 - $50.00	1,895	6.90	$44.71	1,290	$44.13
$50.30 - $69.56	998	8.67	$55.46	318	$55.32
$ 3.75 - $69.56	4,521	6.52	$40.16	3,150	$36.01

Employee Stock Purchase Plan   In December 1996, we adopted an ESPP which provides all qualifying employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations.  As of September 30, 2006, a pool of 1,100,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions).  The ESPP includes an evergreen provision under which, for a period of ten years beginning on January 1, 2005, an increase in the pool of shares of common stock available for issuance under the ESPP occurs annually equal to the lesser of 1) one and one-half percent of the common shares outstanding at the end of the prior year; or 2) 1,500,000 shares of common stock; provided, however, that in no event shall the annual increase cause the shares available for purchase under the ESPP to exceed 5% of our outstanding common shares at the end of the prior year.  In December 2005, the Compensation Committee of our Board of Directors limited the increase in the pool of shares of common stock available for issuance under the ESPP on January 1, 2006 to 200,000 shares.  Shares are issued on the ESPP purchase dates, which are June 30 and December 31.  During the nine months ended September 30, 2006 and 2005, 60,349 and 87,979 shares were issued under the ESPP, respectively.  As of September 30, 2006, 213,741 shares of common stock were available for issuance under the ESPP.

At September 30, 2006, a total of 681,940 shares of our common stock were reserved for future issuances under all of our stock plans and the ESPP.

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

NOTE 4                    INVENTORIES

Net inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$10,076	$8,754
Work-in-process	17,292	16,098
Finished goods	4,503	7,775
	$31,871	$32,627

NOTE 5                    COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires that the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income.  As adjusted, our comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005

Net income	$9,041	$12,569	$29,520	$40,333
Change in unrealized net gain (loss) on marketable securities, net of tax	158	(63)	74	(84)
Foreign currency translation gain (loss)	121	(265)	541	(1,318)
Comprehensive income	$9,320	$12,241	$30,135	$38,931

NOTE 6                    LICENSE AND PATENT DISPUTES

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that were infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates (the “Indiana Case”).  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH were infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us.  We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

In July 2006, we and Roche announced that we had entered into an agreement to settle both the Indiana Case and the California Case. The settlement involves a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases. Under the terms of the settlement agreement, we and Roche filed appropriate requests to dismiss our respective complaints in the Indiana Case and the California Case.  In addition, we made a one-time license payment of $8.5 million to Roche during the fourth quarter of 2006.  Of the $8.5 million license payment, $2.9 million was recognized in the second quarter of 2006 as license amortization expense related to prior periods and charged to license and patent disputes.  The remaining $5.6 million was capitalized as the cost of the license and will be amortized to cost of product sales over the remaining life of the Roche patents, the last of which expires in June 2013.

NOTE 7                    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109.  FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return. This Interpretation is effective in the first quarter of 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including: our ability to obtain regulatory approvals and complete clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; our ability to successfully expand our business through direct sales in certain European countries; potential contract disputes or patent conflicts; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under Part II, Item 1A, “Risk Factors” and throughout our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2006.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Quarterly Report on Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

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

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We have a distribution agreement with Fisher that extends through December 31, 2008, subject to some limited exceptions pursuant to which a party may elect to terminate the agreement earlier.  Sales to Fisher represented 81% of our product sales during the nine months ended September 30, 2006 and 84% for the full year 2005.  We primarily utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.  We are currently in discussions with an additional distributor to also market our products to physician office laboratories.

In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  Since 2003, we have initiated direct sales and distribution operations in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy, the Netherlands and Switzerland.  In the future, we may transition to direct sales and distribution of our products in additional countries.  We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training.

In 2006, we have increased our direct sales force and field support staff dedicated to physician office laboratories to 23 individuals.  We are currently evaluating further increases in our sales force and field support personnel dedicated to physician office laboratories in the United States as well as increases in such personnel dedicated to European markets.  Depending on their cost and timing, we expect our sales, general and administrative expenses to increase in 2007 as a result of these increases in personnel.

Our total revenues for the three and nine months ended September 30, 2006 were $74.6 million and $231.7 million, respectively, representing a 7% and 8% increase over the same periods of 2005.  While sales of our Triage BNP Test products have represented the largest portion of our historical product sales and the primary driver of our historical growth, increased sales of our other cardiovascular products contributed significantly more than in past periods to our growth in product sales during the three and nine months ended September 30, 2006.  Our meter-based Triage BNP Test, which is primarily used to aid in the diagnosis of heart failure, was launched domestically in January 2001.  It was the first blood test available to aid in the detection of heart failure and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  In December 2003, we received clearance from the United States Food and Drug Administration, or FDA, to market our Triage BNP Test for Beckman Coulter® Immunoassay Systems and began selling the product in the United States in January 2004.  As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage MeterPlus system or any of Beckman Coulter Inc.’s automated immunoassay systems.

Today, our Triage BNP Test products are among several FDA-cleared blood products used to aid in the diagnosis of heart failure.  These include products from Bayer Healthcare, Dade Behring, Roche Diagnostics, Abbott Laboratories and Ortho Clinical Diagnostics, which offer products based on large, centralized automated testing platforms.  In addition, Abbott Laboratories now offers a BNP test on its i-STAT meter product, which is designed for use at the point-of-care.  We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

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

Recent Developments

Stock Repurchase Program

On October 26, 2006, we announced that our Board of Directors approved an increase in our stock repurchase program, raising the amount of stock that we are authorized to repurchase over the next 12 months to $100.0 million from $50.0 million.  In connection with this stock repurchase program, we have entered into a privately negotiated transaction with Goldman, Sachs & Co. to repurchase $100.0 million of our common stock.  Based on our closing stock price on October 25, 2006, the $100.0 million share repurchase authorization represents approximately 12% of our total market capitalization.

In October 2006, we paid Goldman Sachs $100.0 million and will receive a substantial majority of the shares to be delivered under the agreement by early December 2006.  The agreement includes collar provisions that establish the minimum and maximum numbers of shares to be repurchased.  The specific number of shares to be repurchased is generally based on the volume-weighted average share price of the our common shares during the six- to nine-month term of the accelerated repurchase agreement, subject to collar limits.  All of the repurchased shares will be retired.

Roche Litigation Settlement

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that we are infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates (the “Indiana Case”).  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us.  We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

In July 2006, we and Roche entered into an agreement to settle both the Indiana Case and the California Case. The settlement involves a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases.  Under the terms of the settlement agreement, we and Roche filed appropriate requests to dismiss our respective complaints in the Indiana Case and the California Case.  In addition, we made a one-time license payment of $8.5 million to Roche during the fourth quarter of 2006.

Critical Accounting Policies Involving Management Estimates and Assumptions

Stock-based Compensation.  With respect to accounting for stock-based compensation related to our employees for periods through December 31, 2005, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations.  During these periods, stock options issued to non-employees were recorded at their fair value as determined in accordance with FAS No. 123, Accounting for Stock-based Compensation, or FAS 123, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and were periodically remeasured as the stock options vested.  Beginning January 1, 2006, we adopted FAS No. 123 (revised 2004), a revision to FASB Statement No. 123, or FAS 123(R).  FAS 123(R) did not have an impact on the accounting for stock options granted to non-employees.

Under FAS 123(R), stock-based compensation cost is measured at the grant date, based upon the estimated fair value of the award, and is recognized as compensation expense over the employee’s requisite service period.  We adopted the provisions of FAS 123(R) on January 1, 2006 using the modified prospective method, which provides for certain changes to the method for valuing stock-based compensation.  Under the modified prospective method, prior periods are not revised for comparative purposes.  The valuation provisions of FAS 123(R) apply both to new stock-based awards and to awards that are outstanding on the January 1, 2006 but are subsequently modified or cancelled.  Estimated compensation expense for awards outstanding at January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma purposes under FAS 123.  Included in the disclosures to the accompanying financial statements is information regarding our share-based payment valuation methodology, the significant assumptions used in our valuation models, our estimated stock-based compensation, and its effect on our net income and net income per share as required by FAS No. 123(R).

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

Estimating the fair value of share-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and the changing price of our publicly traded common stock.  Our share-based payments have characteristics significantly different from those of exchange-traded options, and changes in the subjective input assumptions of our share-based payment valuation models can result in materially different estimates of the fair values of our share-based payments.  Additionally, the actual values realized upon the exercise of the award, the exercise behavior of the holder of the share-based award, early termination or forfeiture of share-based awards may be significantly different than our assumptions used to determine the estimated fair values of those awards as determined at the date of grant.

Revenue Recognition.  We recognize product sales upon shipment, including to Fisher and our other distributors, unless there are significant post-delivery obligations or collection is not considered probable at the time of shipment.  Generally, we do not have any significant post-delivery obligations associated with our product sales.  We record an end-user sales rebate allowance as a reduction of product sales at the time of shipment.  The sales rebates are primarily earned by the customer under a contract and payable by us at a specified rate and are based on the customer’s attainment of a specified minimum purchase level for a specified product over a stated period of time.

  Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2006	2005	2006	2005

Cardiovascular products:
Triage BNP Test products	$45,531	$43,892	$148,773	$142,721
Triage Cardiac Panel	6,902	7,142	20,706	19,566
Triage Cardio ProfilER® and Profiler SOB Panels	5,735	2,852	14,369	7,024
Triage D-Dimer Test	1,616	757	4,483	1,369
Triage Stroke Panel	26	2	93	2
Total Cardiovascular products	59,810	54,645	188,424	170,682

Other products:
Triage Drugs of Abuse Panel and TOX Drug Screen products	11,444	12,408	33,455	34,032
Triage Microbiology products	1,399	1,297	4,139	4,561
Triage MeterPlus products	458	538	1,622	2,007
Total Other products	13,301	14,243	39,216	40,600
Total Product Sales	$73,111	$68,888	$227,640	$211,282

Product sales for the three and nine months ended September 30, 2006 were $73.1 million and $227.6 million, respectively, representing increases of 6% and 8%, respectively, compared to $68.9 million  and $211.3 million for the same periods of 2005.  Increases in total product sales for the three and nine months ended September 30, 2006, compared with the same periods of 2005 primarily consisted of product sales growth resulting from increases in sales unit volumes of $6.0 million and $24.4 million, respectively, partially offset by decreases in product sales resulting from lower average selling prices of approximately $1.8 million and $8.1 million, respectively.  Of the product sales growth resulting from an increase in sales unit volumes, growth in the sales unit volume of our Triage BNP Tests represented 46% in both periods, while growth in sales unit volumes of our Triage Cardiac Panel and Triage Profiler Panels together represented 33% and 26%, respectively, for the three and nine months ended September 30, 2006, compared with the same periods of 2005.  Lower average selling prices of our Triage BNP Tests represented 63% and 64%, respectively, of the decrease in product sales resulting from lower average selling prices during the three and nine month periods stated above.

Primarily as a result of significant fluctuations in customer demand, inventory levels of our products have been, and in the future may be, below or above targeted stocking levels.  We adjust our manufacturing output by both adjusting our production activities and the number of production shifts we operate, as well as by implementing additional manufacturing equipment.  This allows us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels.  Our product sales are also impacted by the buying patterns of our distributors and other customers.  Additionally, we believe that our products are subject to some seasonality in their use.  Higher utilization rates of our Triage BNP Tests may be due to a higher number of emergency department, or ED, visits by patients exhibiting shortness of breath, a symptom of congestive heart failure and of influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Test products, as well as from an increase in the number of users within the hospitals.  Product sales to our distributors in future periods will be impacted as we and our distributors attempt to adjust our distributors’ inventories to targeted stocking levels and as we seek to improve our effectiveness and efficiency in adjusting our manufacturing output.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Cardio ProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test, and Triage Stroke Panel, totaled $59.8 million and $188.4 million, respectively, for the three and nine months ended September 30, 2006.  This represented increases of 9% and 10%, respectively, as compared to $54.6 million and $170.7 million, respectively, for the same periods of 2005.  For the three months ended September 30, 2006, the product sales growth of our cardiovascular products was primarily due to growth in sales unit volume of our Triage BNP Tests of $2.8 million and our Triage Profiler Panels of $2.0 million.  This increase was partially offset by a reduction in product sales due to a decline in the average sales price of our Triage BNP Tests of $1.1 million.  For the nine months ended September 30, 2006, growth in sales unit volume of our Triage BNP Tests and our Triage Profiler Panels was $11.2 million and $6.3 million, respectively.  This increase was partially offset by a reduction in product sales due to a decline in the average sales price of our Triage BNP Tests of $5.1 million.

Our product sales growth rate for our Triage BNP Tests in future periods may be lower than in past periods because of increased competition from alternative tests and testing platforms that aid in the diagnosis of heart failure.  In addition, because most U.S. hospitals are already performing some form of testing for natriuretic peptides, the sales growth for our Triage BNP Tests resulting from the addition of new hospital customers in the United States may be less than what we have experienced in the past.  Furthermore, as the global market for BNP testing matures and more competitive products become available, we anticipate that the average sales price for our Triage BNP Tests will continue to decline, which would negatively impact our revenue from product sales.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel, Triage Parasite Panel and Triage MeterPlus, were $13.3 million and $39.2 million, respectively, for the three and nine months ended September 30, 2006.  This represented decreases of 7% and 3%, respectively, as compared to $14.2 million and $40.6 million for the same periods of 2005.  The decrease in sales of these products was primarily due to decreases in sales of the Triage Drugs of Abuse Panel of $2.2 million and $3.6 million, respectively, for the three and nine months ended September 30, 2006, compared with the same period of 2005.  The decreases were partially offset by growth in the sales of our Triage TOX Drug Screen of $1.2 million and $3.0 million, respectively, compared with the same period of 2005.  We believe that domestic sales of the Triage Drugs of Abuse Panel products may continue to decline as the available U.S. hospital market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three and nine months ended September 30, 2006 were $1.5 million and $4.1 million, respectively, compared with $780,000 and $4.0 million for the same periods of 2005.  Contract revenues recognized during the applicable periods of 2006 and 2005 consisted primarily of research funding.  During each quarter of 2006 and 2005, we recognized $750,000 of research funding from an alliance with Medarex Inc., which expires in 2008.  The increases in contract revenues during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, were primarily related to increases in funding for research and development services performed and increases in annual maintenance fees for antibodies produced by Biosite that are used in research and development programs of our partners, of $580,000 and $60,000, respectively.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenues, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $2.5 million and $6.7 million for the three and nine months ended September 30, 2006, respectively, compared to $1.8 million and $6.0 million, respectively, for the same periods of 2005.  These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit from Product Sales.  Gross profit from product sales for the three and nine months ended September 30, 2006 was $49.4 million and $157.4 million, respectively, representing an increase of 3% and 7%, respectively, compared to $48.0 million and $147.1 million for the same periods in 2005.  Increases in gross profits for the three and nine months ended September 30, 2006, compared with the same periods of 2005, resulted from increases in product sales of $2.9 million and $11.4 million, respectively.  Changes in the gross margins of the different products resulted in decreases in gross profits of $1.5 million and $1.1 million, respectively.  The overall gross margin for the three and nine months ended September 30, 2006 was 68% and 69%, respectively, compared to 70% for both of the same periods of 2005.  The decrease in the overall gross margin for the three and nine months ended September 30, 2006 as compared to the same period of 2005 was primarily due to a $867,000 and $1.9 million increase in stock-based compensation expense, as well as an increase in scrap expense of $700,000 and $200,000, respectively.

We expect our overall gross margin to fluctuate in future periods as a result of the changing mix of products sold with different gross margins, changes in our manufacturing processes or costs, and competitive pricing pressures.  Any new products that we successfully develop, acquire and sell may change our future gross margins.

Manufacturing inefficiencies, including inefficiencies experienced as we attempt to manufacture newer products on a larger scale, and we increase or decrease our manufacturing capacity, production volumes and manufacturing output, will also impact our gross margins.  We have recently made significant investments in facilities, equipment and technology for new programs designed to develop internal capabilities to manufacture certain product components that we currently purchase through vendors.  These investments could adversely impact our gross profit in the future.  Our manufacturing overhead costs are spread over the changing production volumes manufactured during a quarter on a first-in, first-out basis.

We expect our cost of product sales in 2006 to be significantly higher than 2005 as we now include stock-based compensation in our cost of product sales as a result of the adoption of FAS 123(R) in 2006.  We also expect that our fixed occupancy costs will significantly increase because our manufacturing operations at our new corporate complex occupy a much larger space than in our previous manufacturing facilities, and because of our purchase of a new facility to house our future in-house production of certain plastic components of our products.  We have experienced, and may continue to experience, unanticipated decreases in productivity and other losses due to inefficiencies relating to these activities.  For instance, the scale-up of manufacturing at our new corporate complex has resulted, and could continue to result in lower than expected manufacturing output and higher than expected product costs.  In addition, we incurred some duplicate facilities expenses during the period of time in which we transferred our remaining operations to the new corporate complex.  In addition, we are incurring expenses relating to the scale-up of our plastic injection molding facility, which is not currently operational.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses increased 35% and 33% to $24.1 million and $72.9 million, respectively, for the three and nine months ended September 30, 2006, from $17.9 million and $54.9 million, respectively, for the same periods of 2005.  At September 30, 2006, our headcount for sales, marketing and administrative functions totaled 392 employees, compared with 343 at September 30, 2005.  The increase in SG&A expenses for the three and nine months ended September 30, 2006 consisted primarily of $3.7 million and $11.5 million, respectively, in stock-based compensation expense.  Also, as a result of growth in sales activities, marketing activities and general administrative resources for 2006, employee-related expenses, excluding stock-based compensation, increased approximately $650,000 and $2.3 million in the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005.  Our facilities expenses related to SG&A activities also increased by $677,000 and $2.9 million in the three and nine months ended September 30, 2006, as compared to 2005, primarily due to costs related to the move from our previous facilities to our new corporate complex.

We expect SG&A expenses to materially increase in 2006 as compared to 2005 due to the inclusion in SG&A expenses of stock-based compensation, such as stock options, as a result of the adoption of FAS 123(R).  We also expect other SG&A expenses in 2006 to be higher than in 2005 as we continue to increase our sales, marketing, clinical education, technical service and general administration resources in the United States, to address the physician office laboratories market in the United States, and as we continue to build our direct sales, distribution and administrative infrastructure in Europe.  We also expect other non-employee-related costs, including sales and marketing program activities for our new products, to grow as our overall operations grow.  The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products as well as on the timing of any new product launches and our assessment of resources to address new market segments such as physician offices.  We also expect SG&A expenses to continue to increase due to costs associated with our move from our previous facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at our new corporate complex.

Research and Development Expenses.  Research and development, or R&D, expenses increased 19% and 25%, respectively, to $12.5 million and $39.4 million for the three and nine months ended September 30, 2006 from $10.5 million and $31.5 million, respectively, for the same periods of 2005.  The increase in R&D expenses for the three and nine months ended September 30, 2006 consisted primarily of increases in stock-based compensation of $1.7 million and $5.3 million, respectively, and increases in other employee expenses of $70,000 and $748,000, respectively.  During the nine months ended September 30, 2006, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new panel for acute coronary syndrome, or ACS, and on other diagnostic products for critical health conditions such as sepsis, acute kidney injury and abdominal pain.  We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

We expect R&D expenses in 2006 to be higher than in 2005 and to relate primarily to:

•                  the inclusion in R&D expenses of stock-based compensation, such as stock options, due to the adoption of FAS 123(R);

•                  product development efforts, including the development of potential diagnostic products for ACS, stroke, MPO, sepsis, acute kidney injury and abdominal pain;

•                  clinical studies, including studies associated with potential diagnostic products for stroke, sepsis, acute kidney injury and chest pain and studies related to the exploration and validation of other potential uses for our Triage BNP Tests, as well as the continuing development of our infrastructure to address our increasing clinical trial activities;

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

•                  Biosite Discovery activities;

•                  performance-based cash compensation; and

•                  costs associated with our move from our existing facilities to our new corporate complex and higher occupancy costs primarily due to increased square footage at our new corporate complex.

The timing of such increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products, as well as the timing and progress of our R&D efforts.

License and Patent Disputes.  Expenses associated with license and patent disputes were $0 and $3.1 million for the three and nine months ended September 30, 2006, compared to $788,000 and $1.3 million, respectively, for the comparable periods in 2005.

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that we are infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates (the “Indiana Case”).  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us.  We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

On July 26, 2006, we and Roche announced that we have entered into an agreement to settle both the Indiana Case and the California Case. The settlement involves a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases. Under the terms of the settlement agreement, we and Roche have each also agreed to file appropriate requests to dismiss our respective complaints in the Indiana Case and the California Case. In addition, we made a one-time license payment of $8.5 million to Roche in the fourth quarter of 2006.  Of the $8.5 million license payment, $2.9 million was recognized in the second quarter of 2006 as license amortization expense related to prior periods and charged to license and patent disputes.  The remaining $5.6 million will be charged to cost of product sales over the remaining life of the Roche patents.

Interest and Other Income, Net.  Interest and other income, net was $1.3 million and $3.6 million for the three and nine months ended September 30, 2006, respectively, compared to $1.1 million and $1.7 million, respectively, for the same periods in 2005.  The increases for the three and nine months ended September 30, 2006 resulted primarily from increases in interest income of approximately $600,000 and $2.0 million, respectively, due to higher average balances of cash and marketable securities and higher interest rates compared to the comparable periods in 2005.  The increases during the three and nine months ended September 30, 2006 were also partially attributable to net unrealized gains on receivables and payables denominated in foreign currencies of $32,000 and $154,000 respectively, compared with net unrealized gain of $48,000 and net unrealized loss of $217,000, respectively, in the same periods of 2005.  The increases were partially offset by increases in interest expense of $167,000 and $408,000, respectively, for the three and nine months ended September 30, 2006 as compared to the same periods in 2005.  Also in the quarter ended September 30, 2005, we recognized a $290,000 gain on an investment that was previously deemed impaired.  We expect interest and other income for the remainder of 2006 to be lower than in previous quarters due to the lower cash balances following the use of $100.0 million of our cash for our stock repurchase transaction in October 2006.

Provision for Income Taxes.  Primarily as a result of the amount of estimated pre-tax income and the estimated tax credits and other permanent differences between our reported and taxable income in 2006, such as differences related to stock-based compensation, we recorded a provision for income taxes of $20.1 million for the first nine months of 2006, equivalent to an effective tax rate of 40.5%.  For the same period in 2005, we recorded a provision for income taxes of $24.7 million, equivalent to an effective tax rate of 38.0%.  The increase in the effective tax rate is primarily due to effect of the adoption of FAS 123(R), the expiration of the federal research and development tax credit at the end of 2005, and an increase in the proportion of estimated foreign taxable income to be derived from sales of our products in countries with tax rates higher than the United States.

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

Stock-Based Compensation.  On January 1, 2006, we adopted FAS 123(R), Share-Based Payment, which requires that we record compensation expense in the statement of income for stock-based payments, such as employee stock options, using the fair value method.  The valuation provisions of FAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 and are subsequently modified or cancelled.  Under the modified prospective method, financial statements for prior periods are not revised for comparative purposes. For the three and nine months ended September 30, 2006, we recorded compensation expense totaling $6.2 million and $18.7 million, respectively, and we recorded $1.9 million and $5.3 million, respectively, of tax benefits associated with the compensation expense and the disqualifying disposition of incentive stock options and stock purchase rights occurring during the same periods.  The net impact reduced our diluted earnings per share by $0.25 and $0.76 for the three and nine months ended September 30, 2006, respectively, after consideration of the impact of FAS 123(R) on the number of diluted shares used in the calculation.  The stock-based compensation was recorded as part of employee expenses within each of the components of our operating expenses and tax provision during the three and nine months ended September 30, 2006 as follows:

(in thousands, except per share data)	Three months ended September 30, 2006	Nine months ended September 30, 2006

Cost of product sales	$867	$1,870
Selling, general and administrative	3,674	11,523
Research and development	1,702	5,299
Stock-based compensation expense, before taxes	6,243	18,692
Related income tax benefits	(1,866)	(5,283)
Stock-based compensation expense, net of taxes	$4,377	$13,409

Net stock-based compensation expense, per common share
Basic	$0.25	$0.77
Diluted	$0.25	$0.76

The requirements of FAS 123(R), including the recording of stock-based compensation expense, tax benefits or expense related to share-based awards and changes to the calculation of diluted shares used in computation of earnings per share, have had and will continue to have a material effect on our financial results reported under United States Generally Accepted Accounting Principles, or U.S. GAAP.  As of September 30, 2006, there was $36.1 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of our operating expenses over a weighted-average period of 2.5 years, and there was $3.1 million of unrecognized compensation cost related to outstanding ESPP stock purchase rights that is expected to be recognized over a weighted-average period of 8.6 months.  The issuance of new share-based awards will further impact our future financial results.  However, such share-based payments will never result in the payment of cash by us.  For this reason, and because we do not view stock-based compensation as related to our operational performance, we exclude the stock-based compensation expense when we evaluate our financial and business performance, including for internal resource management, planning and forecasting purposes.

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

There are significant differences among valuation models, methods and assumptions that companies employ, and there is a possibility that we will adopt different valuation models, methods and assumptions in the future.  This may result in a lack of consistency in future periods and may materially affect our fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

For purposes of estimating the fair value of stock options granted during the three and nine months ended September 30, 2006 using the Aon Actuarial Binomial Model, we have made an estimate using subjective assumptions regarding our expected stock price volatility (weighted averages of 46% and 47%, respectively).  We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock.  If our stock price volatility assumption for the stock options granted during the nine months ended September 30, 2006 were increased by 10% to 57%, the weighted average estimated fair value of stock options granted during that period would increase by $2.96 per share, or 13.5%.

Our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future.  Certain stock-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.  Although the fair value of our employee stock-based awards is determined in accordance with FAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using valuation models, that calculated value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

•      cash used for our stock repurchase programs; and

•      expenditures related to equipment and leaseholds used to increase our manufacturing capacity, improve our manufacturing efficiency and expand our research and development activities.

Other factors that impact our cash inflow and outflow include the following:

•      We have experienced gross margins greater than 65% and operating margins greater than 20% in each of the last three years.  As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•      Fisher, which accounted for 84% of our product sales in 2005 and 81% of our product sales in the first nine months of 2006, has historically been a timely and predictable payor of its outstanding accounts receivable.  We have a distribution relationship with Fisher that expires on December 31, 2008; and

•      fluctuations in our working capital.

As of September 30, 2006, we had cash, cash equivalents and marketable securities of $159.1 million compared with $132.4 million as of December 31, 2005.  The primary inflow of cash during the nine months ended September 30, 2006 was approximately $66.8 million generated from operating activities, for which the sales volume growth of our cardiovascular products was the primary driver.  The primary cash outflow during the first nine months of 2006 was attributable to the repurchase of an aggregate of 575,899 shares of our common stock for approximately $30.0 million, including commissions.  During the third quarter of 2006, we used our available cash to complete the purchase of a facility in San Clemente, California for an additional $6.3 million.

On October 26, 2006, we announced that our Board of Directors approved an increase in our stock repurchase program, raising the amount of stock that we are authorized to repurchase over the next 12 months to $100.0 million from $50.0 million.  In connection with this stock repurchase program, we have entered into a privately negotiated transaction with Goldman, Sachs & Co. to repurchase $100.0 million of our common stock.  Based on our closing stock price on October 25, 2006, the $100 million share repurchase authorization represents approximately 12% of our total market capitalization.

In October 2006, we paid Goldman Sachs $100.0 million and will receive a substantial majority of the shares to be delivered under the agreement by early December 2006.  The agreement includes collar provisions that establish the minimum and maximum numbers of shares to be repurchased.  The specific number of shares to be repurchased is generally based on the volume-weighted average share price of the our common shares during the six- to nine-month term of the accelerated repurchase agreement, subject to collar limits.  All of the repurchased shares will be retired.

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our new corporate complex.  The new complex provides us with the potential for up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase, which is now complete, provides us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase was approximately $110.0 million.  As of October 2006, we had relocated all of our operations to the new corporate complex.  From time to time we will continue to evaluate the need to commence the next phase of construction of our corporate complex. We also will continue to evaluate the purchase of additional land or improved facilities to meet our future business needs.  We expect our future occupancy costs to increase primarily due to increased square footage for our operations.

In September 2006, we completed our purchase of a facility in San Clemente, California for $6.4 million.  The facility is approximately 38,000 square feet and will be utilized to manufacture plastic parts for our diagnostic test kits.  We are currently making improvements to the facility and installing new equipment needed for its operation.  Pending the completion of those tasks and the recruitment and training of additional personnel, we expect operations to commence at the San Clemente facility in the first half of 2007.

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

Our primary short-term needs for capital, which are subject to change, include expenditures related to:

•                  the repurchase of our common stock;

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

•                  the acquisition of equipment and other fixed assets for use in our current and future facilities, and for manufacturing and research and development purposes;

•                  our facilities expansion needs, including potential costs of purchasing additional land or improved facilities; and

•                  potential up-front or milestone payments under licensing agreements that cover intellectual property rights of third parties.

For 2006, we plan to spend approximately $25.0 million in cash for capital expenditures, primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment and for the purchase of additional land or facilities improvements.  Through September 30, 2006, we have expended $19.7 million of this amount.  We intend to use our currently available cash and cash we expect to generate from operating activities to address our capital requirements.  We expect that the performance of our product sales and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.  We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.

We believe that our available cash, cash from operations and proceeds from the issuance of stock under our stock plans will be sufficient to satisfy our funding needs for at least the next 24 months, except in the event that we determine to accelerate the development and/or construction of the remaining phases of our corporate complex or purchase additional land or improved facilities.  We used our available cash balances to purchase the land for our new corporate complex and pay for the design and construction costs.  We also used available cash balances to repurchase $30.0 million of our common stock during the first quarter of 2006.  During the fourth quarter of 2006, we used our available cash to make an $8.5 million payment to Roche under the terms of our settlement agreement and to repurchase an additional $100.0 million of our common stock.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•                  the timing and amount of any additional repurchase of our stock;

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

•                  the scope, costs, timing and results of research and development efforts, including clinical studies and regulatory actions regarding our potential products;

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

•                  the timing and amount of any early retirement of our debt;

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

Since 2003, we have significantly expanded our direct sales and distribution operations in Switzerland, France, Germany, Belgium, Luxembourg, the United Kingdom, Italy and the Netherlands, and we may expand into additional countries in the future.  Sales and costs resulting from these direct sales operations are denominated in local currencies and are subject to fluctuations in currency exchange rates from the translation of these operations to U.S. dollars.  Further, we routinely enter into transactions in currencies other than the U.S. dollar, such as purchases of our Triage MeterPlus inventory from LRE Technology Partner Gmbh, or LRE, intercompany sales of inventory to our foreign subsidiaries, leases of facilities outside the United States and other operating costs.  As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could negatively impact our financial results.

We have on occasion purchased forward exchange contracts to manage specific currency exposures to exchange rate changes and may do so in the future.  As of September 30, 2006, we had outstanding forward exchange contracts with a notional principal value of $2.3 million, settling on various dates through February 2007.  Including the impact of net gains and losses on these forward exchange contracts, we recognized a net currency exchange gain on foreign currency denominated transactions of $154,000 for the nine months ended September 30, 2006, compared to a net loss of $217,000 for the same period of 2005.  The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

International sales and operations are also subject to a variety of other risks, including:

•                  slower payment practices than those in the United States, increasing the risk of uncollectible accounts;

•                  difficulty in staffing, monitoring and managing foreign operations;

•                  understanding of and compliance with local employment laws, including reduced flexibility and increased cost of staffing adjustments;

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

Part II.  Other Information

ITEM 1.                    LEGAL PROCEEDINGS.

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that we are infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates (the “Indiana Case”).  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH are infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us.  We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

In July 2006, we and Roche entered into an agreement to settle both the Indiana Case and the California Case. The settlement involves a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases.  Under the terms of the settlement agreement, we and Roche filed appropriate requests to dismiss our respective complaints in the Indiana Case and the California Case.  In addition, we made a one-time license payment of $8.5 million to Roche during the fourth quarter of 2006.

ITEM 1A.           RISK FACTORS.

This Quarterly Report on Form 10-Q includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See “Forward-looking Statements” in Part I, Item 2 above.  Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.  The risk factors discussed below include certain revisions to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the periods ended March 31, and June 30, 2006.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

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

Valuation of stock-based payments, which we are required to perform for purposes of recording compensation expense under FAS 123(R), involves significant assumptions that are subject to change and difficult to predict.

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

We believe that our revenue growth and profitability will substantially depend upon our ability to expand market acceptance and sales of our existing products, such as the Triage BNP Tests, Triage Cardiac Panel, Triage

CardioProfilER Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test and, subject to obtaining appropriate regulatory approvals, our products currently under development, such as the Triage Stroke Panel, Triage MPO tests and other tests for ACS, sepsis, abdominal pain and acute kidney injury.  Our revenue growth will also depend on our effectiveness in transitioning to and operating a direct sales and distribution model in certain international countries, and on our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant investments in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  We are also making significant investments in new market segments in the United States, such as physician office testing and expanding our sales force and commercial infrastructure in Europe.  These investments and commitments are predicated on assumptions of market acceptance of our products, sales force effectiveness and revenue growth.

If we fail to plan, establish and maintain:

•              a cost-effective sales force, customer education and product support resource base, and administrative infrastructure;

•              effective marketing to customers, especially in markets where we have limited experience or significant competition;

•              appropriate strategies or tactics to address our competitors;

•              reliable, cost-efficient, high-volume manufacturing capacity; or

•              an effective distribution system for our products,

sales of our products may not meet expectations and our profitability may suffer.

Our Triage BNP Tests have encountered, and may continue to encounter, significant competition from products developed and commercialized by companies with greater financial capital and resources.

Product sales of our Triage BNP Tests represented 65% and 67% of our product sales for the nine months ended September 30, 2006 and the full year 2005, respectively.  Our Triage BNP Tests are currently two of several FDA-cleared tests used to aid in the diagnosis of heart failure.  Bayer, Dade Behring, Roche Diagnostics, Abbott Laboratories and Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  The risk of competition may increase as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche is offering for license.

We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  For example, Siemens recently announced that it is acquiring Bayer’s diagnostic business as well as Diagnostic Products Corp. and is entering the market for diagnostic testing.  It is possible that other new competitors will enter the market.  In the market for BNP testing specifically, Abbott Laboratories now offers a BNP test on its i-STAT meter product, which is designed for use at the point-of-care.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to successfully compete with these and other competitors in the future.

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

Currently, the majority of diagnostic products used by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems.  Therefore, with the exception of our Triage BNP Test for Beckman Coulter Immunoassay Systems, in order to achieve market acceptance for our products we will be required to demonstrate that our products provide clinical, cost-effective and time saving alternatives to automated tests traditionally used by clinical reference laboratories or hospital-based laboratories.  Over time, this has become progressively more difficult as heart failure testing is now more widely available on automated testing systems.

Our competitors have developed or are developing diagnostic products and/or testing systems that do or will compete with our products.  Many of our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do.  Moreover, these competitors offer broader product lines and have greater name recognition than we do, and offer discounts as a competitive tactic.  In addition, several smaller companies are currently making or developing products that compete with or will compete with our products.  We utilize semi-exclusive arrangements with selected healthcare group purchasing organizations, or GPOs, and long-term contracts with some of our customers as a method of defending against competition.  Such contracts are of varying terms and expiration dates.  Expiring contracts with GPOs and customers may not be renewed and long-term contracts may not be acceptable to new customers, which could harm our competitive strategy.

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

The effect of market saturation may negatively affect the sales of our products, including our Triage BNP Tests.

The growth in our product sales in recent periods has been driven primarily by growth in the sales volumes of our Triage BNP Tests.  For example, growth in the sales unit volume of our Triage BNP Tests represented 46% and 69% of our total product sales growth for the first nine months of 2006 and for the full year 2005, respectively.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a first to market position until the entry of direct competition in June 2003.  Today, our Triage BNP Test products are among several FDA-cleared products for the use as an aid in the diagnosis of heart failure.

As the acute care and initial diagnosis market segment for natriuretic testing in the U.S. hospital setting becomes saturated, we expect the growth rates of sales unit volume for our Triage BNP Tests in 2006 and future periods to be lower than the growth rates we experienced over the past several years.  We have historically experienced decreases in sales growth rates related to market saturation for our other products, such as our Triage Drugs of Abuse Panel products.  Unless we are able to successfully introduce new products into the market and achieve market acceptance of those products in a timely manner, the effect of market saturation on our existing products may negatively impact our product sales, gross margins and financial results.  Even if we are able to successfully commercialize any new products, we may not experience sales growth rates for those products that are similar to the sales growth rates we achieved with our Triage BNP Tests.  In addition, as the market for BNP testing matures and more competitive products become available, the average sales price for our Triage BNP Tests is likely to decline, which will adversely impact our product sales, gross margins and our overall financial results.

Concentration of sales under arrangements with group purchasing organizations may negatively impact our bargaining power and profit margins.

During the first nine months of 2006, approximately 19% of our total worldwide product sales, and 22% of our domestic product sales, were made to healthcare provider institutions that are members of three GPO’s, HealthTrust Purchasing Group, Broadlane, Inc. and Consorta, Inc.  GPOs represent the interests of their members and negotiate pricing, exclusivity and other terms and conditions for the purchase of our products on behalf of their member institutions.  We have entered into agreements with these GPOs that are of varying lengths and carry varying levels of product exclusivity and product pricing.  During the effective period of an agreement, the member institutions of a GPO can elect whether to purchase products from us based on those pre-negotiated terms.  Because of the significant concentration of product sales to these GPO members today and the growing membership of the GPOs themselves, there is significant competition to gain or maintain access to the member institutions of certain GPOs.  As a result, these GPOs have more negotiating leverage on us today compared to we when originally started doing business with them.  In particular, because of this purchasing leverage, the GPOs may put pressure on our pricing and extract other terms and conditions that could adversely affect our operating results and profit margins, including seeking price adjustments to match pricing we offer to other GPOs or healthcare institutions.  Any pricing change under a GPO contract may result in a pricing change for a significant number of our customers at a single point or over a very short period of time, negatively impacting our product sales and gross margins both in the near term and in the long term.  The results of these developments may have a material adverse effect on our product sales and results of operations.

If we do not successfully develop new products and new manufacturing processes as currently planned, we may not recover our significant investments in those projects.

We are investing in the research and development of potential new products, including products for stroke, MPO, ACS, sepsis, abdominal pain and acute kidney injury, and of expanded uses of our existing products.  In certain cases, the successful development of our new products will depend on the development of new technologies.  We are also making significant investments in processes and equipment to improve our manufacturing efficiency and capacity, in anticipation of new products and revenue growth, as well as in the construction and purchase of new facilities.  Our revenue growth and profitability are impacted by these investments.  We are required to undertake time consuming and costly development and clinical trial activities and seek regulatory approval for potential new products and for potential new uses of existing products.  Products that appear promising during product development and preclinical studies, including our Triage Stroke Panel and Triage MPO Test, may not demonstrate clinical study results needed to support regulatory approval, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.  Our operating results will be adversely affected if we are unable, for technological or other reasons, to:

•                                          complete new product development or capital projects, including projects intended to automate portions of our manufacturing processes,  in a timely manner or at all;

•                                          properly design, initiate and complete appropriate clinical studies when expected in order to validate the use of potential new products or expanded use of existing products;

•              implement or effectively or efficiently scale-up manufacturing for new products; or

•                                          on a timely basis, obtain regulatory approval or clearance to market a new product for an intended use or an existing product for an alternative use.

We are dependent on key distributors and have limited direct distribution experience.  If any of our distribution relationships are terminated, or our distributors fail to adequately perform, our operating expenses will increase and our product sales may decrease.

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 81% and 84% of our product sales in the first nine months of 2006 and in the full year 2005, respectively.  We have a distribution agreement with Fisher that expires on December 31, 2008.  In May 2006, Fisher Scientific Company announced that it had entered into a definitive agreement to merge with Thermo Electron Corporation.  The transaction is expected to close in the fourth quarter of 2006.  At this time, we are unable to predict the effect, if any, the merger will have on our distribution relationship with Fisher.

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

We expect to perform an additional clinical trial for our potential diagnostic product in the field of stroke, which may not adequately support a future filing for regulatory approval in the United States.

In May 2006, we voluntarily withdrew our PMA application for the Triage Stroke Panel which was on hold with the FDA.  We are continuing to review considerable scientific, clinical and market data before commencing a new clinical trial for a potential diagnostic product in the field of stroke.  This includes analysis of data related to the Triage Stroke Panel that was collected during the course of preparing and submitting the withdrawn PMA, as well as additional information from our ongoing research in the field of stroke.  After we have completed that process, we intend to work with thought leaders to design a new clinical trial to support a potential future regulatory submission to the FDA.  The timing and duration of a future clinical trial for stroke is currently being evaluated and is not certain.  Any future clinical trial may not adequately support regulatory approval of the Triage Stroke Panel in the United States.

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

Any of the following could delay or terminate the completion of our ongoing and planned clinical studies or significantly increase our development costs:

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

Any products for which we obtain regulatory approval or clearance continue to be extensively regulated by the FDA and other federal, state and foreign regulatory agencies.  These regulations impact many aspects of our operations, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping.  For example, our manufacturing facilities and those of our suppliers are, or can be, subject to periodic regulatory inspections.  The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any product approvals that could restrict the commercial applications of those products.  In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.  We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.  In addition to product-specific regulations, we are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.  We may incur significant costs to comply with these laws and regulations.  If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products or injunctions against their distribution, disgorgement of money, operating restrictions and criminal prosecution.

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

From time to time we initiate internal projects to develop our own ability to manufacture components or materials that are currently sole-sourced from a third party.  For instance, in September 2006, we completed the purchase of a facility in San Clemente, California which we intend to use to manufacture plastic parts that are currently purchased from a third party.  This and other projects may require significant additional investments of capital, both up-front and on an ongoing basis, including dedicated headcount, facilities and equipment needs.  If we are not able to successfully initiate and complete these projects, we may never recover our investments and our financial results could be harmed.

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

Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products.  We are aware of several third-party patents that may relate to our technology.  In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents.  There can be no assurance that we do not or will not infringe these patents, or other patents or proprietary rights of third parties.  Any legal action against us or our collaborators, such as our recently settled litigation with Roche Diagnostics and certain of its affiliates, claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes.  There can be no assurance that our collaborators or we would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all.  There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights.

We may not be successful in transitioning from the use of distributors in international markets to directly selling our products in those markets, which may result in lower product sales and higher expenses.

Until recently, we sold all of our products internationally through independent distributors.  We transitioned to a direct sales and distribution model in France and Germany in 2003, in Belgium, Luxembourg, the United Kingdom and Italy in 2004, and in the Netherlands and Switzerland in 2006.  Over the next few years, we may transition the distribution of our products in some additional international countries to a direct sales and distribution model.  In any country in which we transition to a direct sales and distribution model, we will need to make significant investments in facilities, resources and personnel.  In addition, we will assume additional administrative expenses to manage our operations in those countries.  We may also incur expenses associated with the termination of our existing distribution arrangements in those countries.  We possess limited experience in managing operations outside of the United States and in direct sales, marketing and distribution of our products in international markets.  If our efforts to implement direct sales and distribution in countries where we elect to do so are unsuccessful, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

Our international sales and operations may be harmed by political, social or economic changes, or by other factors.

Export sales to international customers amounted to $32.6 million for the nine months ended September 30, 2006 and to $35.9 million for the full year 2005.  Since 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy, the Netherlands and Switzerland and we may expand these operations into additional countries in the future.  Our accounts receivable balance for our international customers and distributors was $11.5 million and $9.0 million at September 30, 2006 and December 31, 2005, respectively.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage MeterPlus inventory from LRE and incur other operating expenses, including expenses related to clinical trials, which are denominated in Euros and other local currencies.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

International sales and operations are also subject to a variety of other risks, including:

•              slower payment practices than those in the United States, increasing the risk of uncollectible accounts;

•              difficulty in staffing, monitoring and managing foreign operations;

•                                          understanding of and compliance with local employment laws, including reduced flexibility and increased      cost of staffing adjustments;

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

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our new corporate complex.  The new complex provides us with the potential for up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase, which is now complete, provides us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase was approximately $110.0 million.  As of October 2006, we had relocated all of our operations to the new corporate complex.  From time to time we will continue to evaluate the need to commence the next phase of construction of our corporate complex. We also will continue to evaluate the purchase of additional land or improved facilities to meet our future business needs.  We expect our future occupancy costs to increase primarily due to increased square footage for our operations.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of some or all of our property, or seek to sell some or all of our property, which may have a negative impact on our operating results.  We have, and may continue to experience unanticipated decreases in productivity and other losses due to inefficiencies relating to any such transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of any new manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex has, and could continue to result in lower than expected manufacturing output and higher than expected product costs.  In addition, we have and expect to incur some duplicate facilities expenses, such as rent, as we are transferring our operations in stages to the new corporate complex.

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

At September 30, 2006, we had approximately $181.0 million of long-lived assets, including $31.1 million of land, $81.8 million of buildings and improvements, $351,000 of building construction-in-progress, $45.0 million of equipment, furniture and fixtures and $13.6 million of capitalized license rights and other assets.  Buildings, building improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over their useful lives.  In San Diego, we have one building lease that expires in December 2006.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters.  Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

At September 30, 2006, we had approximately $12.4 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation and stock-based compensation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of shares issued under our stock plans.

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

•                  the timing and amount of any additional repurchase of our stock;

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

•                  the scope, costs, timing and results of research and development efforts, including clinical studies and regulatory actions regarding our potential products;

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

•                  the timing and amount of any early retirement of our debt;

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

Our future success depends in part on the continued service of our key technical, sales, marketing and executive personnel, and our ability to identify, hire and retain qualified personnel.  Competition for such personnel is intense and involves factors such as compensation, equity incentives, work culture, organization and direction.  We may not be able to retain existing personnel or identify or hire additional personnel.  We are currently actively recruiting for a significant number of key personnel for various positions in sales and clinical and regulatory affairs.  We are also recruiting for several vacancies in more senior positions within sales, marketing and operations.  If we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products as expected or on a timely basis, and as a result, our business may be harmed.

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

ITEM 6.                    EXHIBITS

3.1[1]	Restated Certificate of Incorporation.
3.2[1]	Certificate of Amendment to the Restated Certificate of Incorporation.
3.3[1]	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.
3.4[2]	Certificate of Amendment to the Restated Certificate of Incorporation.
3.5[3]	Certificate of Amendment to the Restated Certificate of Incorporation.
3.6[4]	Amended and Restated Bylaws.
4.1[2]	Form of Common Stock Certificate with rights legend.
10.28[5]

Patent License and Settlement Agreement dated as of July 25, 2006 among Biosite Incorporated, Roche Diagnostics Corporation, Roche Diagnostics Operations, Inc., Roche Diagnostics GmbH and Corange International, Ltd.

31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer.
31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer.
32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer.
32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer.

[1]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
[2]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
[3]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
[4]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
[5]	Incorporated by reference to an exhibit to Biosite’s Current Report on Form 8-K filed on July 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2006		BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Senior Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)