Form 10-K
period 2006-12-31
BIOSITE INC
filed 2007-02-26
CIK 834306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21873

BIOSITE INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	33-0288606
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9975 Summers Ridge Road	92121
San Diego, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (858) 805-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	The Nasdaq Stock Market
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on June 30, 2006 as reported on the Nasdaq National Market, was approximately $626,000,000.  Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission, or SEC, as of June 30, 2006.

As of February 20, 2007, there were 15,974,073 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from Registrant’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Registrant’s 2007 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

BIOSITE INCORPORATED

FORM 10-K

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Biosite®, Triage®, Omniclonal® , CardioProfiler®, New Dimensions in Diagnosis®, MultiMarker Index™, Triage Profiler Shortness of Breath™ Panel and the Company’s logo. This Annual Report on Form 10-K also includes trademarks, service marks and trade names of other companies.

i

PART I

Item 1.                Business

Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including: our ability to obtain regulatory approvals and complete clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; the impact of consolidation of major competitors in the market for immunoassay testing; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to successfully expand our business through direct sales in certain European countries; potential contract disputes or patent conflicts; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-K.  We disclaim any intent or obligation to update these forward-looking statements.

Overview

Founded in 1988, Biosite® Incorporated is a global medical diagnostic company utilizing a biotechnology approach to create products for the diagnosis of critical diseases and conditions. Our primary business goal is to leverage our research and development advances and our installed base of existing customers to deliver first-in-class blood tests that provide diagnostic information not readily available to physicians treating acute diseases and conditions. To do this, we focus on validating, and patenting when possible, novel protein biomarkers and panels of biomarkers, manufacturing complex products at appreciable profit margins, conducting strategic clinical studies intended to validate our products’ diagnostic utilities and demonstrate favorable outcomes, and educating healthcare providers on the benefits of our diagnostic tests.

We market immunoassay diagnostics in the areas of cardiovascular disease, drug screening and infectious diseases. Today our principal products are the Triage BNP Tests, which measure B-type natriuretic peptide, a hormone present at elevated levels in patients with heart failure, and the other Triage cardiovascular products, which includes several multimarker panels intended to aid in the diagnosis of various cardiovascular conditions.  In 2006, product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Profiler Panels, Triage D-Dimer Test, and Triage Stroke Panel, represented 83% of product sales.  Furthermore, in 2006 our cardiovascular product line revenues grew 10% on a year-over-year basis.

We have built direct sales forces in the United States and in several countries in Europe and sell directly to distributors in other foreign countries.  We also utilize distributors for logistical support and for sales support in certain markets.  In the United States, the Fisher HealthCare Division of Thermo Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals and supports our direct sales force, particularly in smaller hospitals and in U.S. physician offices.  Sales to Fisher represented 81% and 84% of our product sales in 2006 and 2005, respectively.  Historically, our own direct marketing and sales efforts have primarily targeted hospitals, and particularly emergency departments, or EDs, where rapid, accurate diagnosis is important for high quality, cost-effective healthcare.  More recently, we also began to directly market our diagnostic products to physician offices, utilizing a small direct sales force and distributors.  We believe that in the future our existing or potential products could be used in a variety of healthcare sites for diagnosis, and possibly for pre-emptive detection or monitoring of chronic diseases, such as heart failure.

Our product development goal is to use our expertise in phage display antibody development, high-throughput screening and data mining techniques, non-instrumented microfluidics and fluorescence energy transfer signal detection to produce diagnostic tests incorporating novel blood protein biomarkers or combinations of biomarkers that can provide better diagnostic information than tests currently available on the market.  In 2007, we expect to invest substantially in several research and development programs, including:

•                        The Triage MPO Test utilizing MPO for prognosis of acute coronary syndrome, and the addition of MPO (for prognosis) to the Triage Cardio Profiler

•        The Triage Sepsis Panel for prognostic evaluation

•        The Triage NGAL Test for prognosis of kidney injury

•        Fingerstick application for the Triage BNP Test

•        Clinical studies aimed at additional regulatory clearances for the Triage BNP Test

We have been profitable since the third quarter of 1999 and intend to continue building our business with funds generated from our operations. Our financial strategy is aimed at achieving margins and growth rates consistent with proprietary or first-in-class medical diagnostics or devices. During 2006 our revenues were $308.6 million, our operating margin was 19.8% and our net income was $40.0 million.  Also during 2006, we repurchased $130.0 million of our common stock.  After our stock repurchases and our investment of an additional $24.0 million used for the purchase of property and equipment, we had $64.2 million in cash and marketable securities at December 31, 2006.  Cash flow activity during this period included cash generated from operating activities of $75.1 million.

Commercialization

Hospitals

Currently, our products are principally sold to acute care hospitals and are often used on patients presenting to EDs.  In the United States, there are approximately 5,100 acute care hospitals, of which approximately 70% use at least one of our products.  According to reports published by the American Hospital Association, U.S. hospitals are increasingly challenged in their efforts to meet the needs of their communities. Issues confronting hospitals today include workforce shortages, increases in liability insurance, higher costs associated with care accompanied by lower payments, shortages of critical care capacity and ED overcrowding resulting in patient diversions and related costs.  In 2004, one-third of U.S. hospitals lost money overall.

In recent years, rising demand for ED services in the United States has accompanied constrained capacity.  While the problem of ED overcrowding and diversion is most evident in urban and teaching hospitals, 50% of all U.S. hospitals reported capacity problems in 2005. According to statistics published by the U.S. Centers for Disease Control and Prevention, between 1994 and 2004, ED visits increased more than 18%, an estimated average of 1.5 million additional visits per year.  The greatest increase was among elderly patients, many of whom have chronic medical conditions. In 2004, abdominal pain, chest pain, fever and cough were among the leading patient complaints, accounting for nearly one-fifth of all visits.  While the number of ED visits continues to increase, the overall capacity of the nation’s EDs has decreased, with hundreds of emergency departments closing in the past 10 years.  The resulting strain on existing EDs has been intensified by a shortage of inpatient beds, which results in backlogs in the ED as patients wait for beds to open so they can be admitted.

In Europe, where our marketing efforts today focus primarily in western countries, the market is characterized by varying concentrations of hospitals among regions, differing reimbursement systems, pressures to reduce length of stay and declines in hospital capacities, which vary from region to region.  Similar to the United States, hospitals in Europe are classified into two tiers: teaching hospitals, which are large university-affiliated institutions supported by state-of-the-art technology and thought leaders, and less advanced regional and rural hospitals that often refer more complex cases to top-tier centers.  In Europe, however, there are also more sub-specialty facilities that may specialize in treatment for a particular condition.  Today, many European hospitals are government-controlled, and spending on healthcare may be affected by the economic situation in the countries where those hospitals are located.  Sales to international customers in 2006, 2005 and 2004 totaled $44.6 million, $35.9 million and $26.0 million, respectively.

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

Physician Offices

In 2003, we began to market our products to outpatient physicians, primarily for use in physician office laboratories. In 2006, sales of our products to physician offices were $13.7 million, a 31% increase over 2005.  While all of our products are available for use in physician office laboratories, or POLs, to date, our marketing efforts in this segment have focused on the Triage BNP Test, which aids in the diagnosis, assessment and risk stratification of heart failure and the risk assessment of acute coronary syndrome patients.  In 2006, sales of the Triage BNP tests contributed 70% of total sales to physician offices.  Given the chronic nature of heart failure and risk of advancement to acute stages, we believe physicians would be interested in using the Triage BNP Test for early diagnosis and ongoing assessment and risk stratification.

Among physician offices, immunoassay testing typically occurs in small on-site centralized POLs serving a physician group or clinic, or in large off-site commercial laboratories. POLs typically use small to mid-size laboratory analyzers to perform immunoassay testing.  These laboratories are convenient and enable reasonably rapid turnaround of test results, but typically can only be justified for larger group practices and clinics. Furthermore, due to space considerations, test offerings may be limited.  Commercial laboratories can provide full service utilizing high volume automated analyzers with broad menus and rapid throughput.  However, since tests are performed off-site, delivery of test results may take several days and testing tends to be expensive.  Although some blood testing occurs in physician offices, this is usually limited to testing that can be accomplished using simple one-step technology that does not require blood to be drawn from the veins in the office.

Initially, we marketed the Triage BNP Test to approximately 15,000 POL’s licensed to run moderately complex tests and serving physicians seeing heart failure patients.  In August 2005, the Triage BNP Test was granted a waiver under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, by the United States Food and Drug Administration, or FDA, substantially expanding healthcare professionals’ access to the 15-minute blood test.  Following the grant of the CLIA waiver we expanded our marketing efforts to an additional 6,000, 10,000 and 14,000 cardiology offices, family practices and internal medicine offices, respectively.

Product Overview

Our existing products address cardiovascular diseases, drug overdose and infectious diseases. The following table sets forth information on significant Biosite products commercially available in 2006 in the United States and/or Europe.

PRODUCT	LAUNCH	WHAT WE DETECT	APPLICATION(1)	2006 REVENUES (in thousands)
Triage BNP Test products	2001	BNP	• Aid in the diagnosis and assessment of severity of heart failure • Aid in the risk stratification of patients with acute coronary syndrome (ACS) and/or heart failure	$196,393
Triage Cardiac Panel	1998	CK-MB, Troponin I, Myoglobin	• Aid in the diagnosis of myocardial infarction (injury) (MI)	$28,312
Triage CardioProfiler® Panel	2003	CK-MB, Troponin I Myoglobin and BNP	• Aid in the diagnosis of MI (injury) • Aid in the diagnosis and assessment of severity of heart failure • Aid in the risk stratification of patients with ACS	$20,112
Triage Profiler Shortness of Breath™ (SOB) Panel	2004	CK-MB, Troponin I Myoglobin, BNP and D-dimer

•      Aid in the diagnosis of MI (injury)

•      Aid in the diagnosis and assessment of severity of heart failure

•      Aid in the assessment and evaluation of patients suspected of having disseminated intravascular coagulation or thromboembolic events, including pulmonary embolism (PE)

•      Aid in the risk stratification of patients with ACS

Triage D-Dimer Test	2005	D-dimer	• Aid in the assessment and evaluation of patients suspected of having disseminated intravascular coagulation or thromboembolic events including PE	$6,335
Triage Drugs of Abuse Panel	1992	9 classes of commonly abused and overdosed drugs	• Qualitative determination of the presence of major metabolites of drugs of abuse in urine	$29,283
Triage TOX Drug Screen	2002	10 classes of commonly abused and overdosed drugs	• Qualitative determination of the presence of drug and/or major metabolites above threshold concentrations of up to ten distinct drug classes in urine	$15,008
Triage C. Difficile Panel	1998	C. Difficile and Toxin A Bacteria	• Aid in the diagnosis of c. difficile associated diseases	$4,116
Triage Parasite Panel	1998	Giardia lamblia, Entamoeba histolytica/dispar, and Cryptosporidium parvum	• Aid in the diagnosis of intestinal parasitic disease in human fecal specimens	$1,360

(1) The products have received FDA clearance for these applications.  Pursuit of new applications would require that we seek additional clearances for the new applications from the FDA.

Triage BNP Tests

The Triage BNP Tests measure BNP, a hormone present at elevated levels in patients with heart failure, a serious condition that can lead to impaired heart pumping action. Elevated levels of BNP have also been shown to be associated with increased risk in acute coronary syndrome patients. Acute coronary syndrome, or ACS, refers to a spectrum of conditions involving chest discomfort or other symptoms caused by lack of oxygen to the heart muscle.  Both heart failure and ACS can result in death if treatment is delayed or if the conditions are allowed to advance.

Today, our Triage BNP Tests are primarily sold to hospitals. According to statistics published by the U.S. Centers for Disease Control and Prevention, at least 9 million people visit U.S. hospital EDs with symptoms associated with heart failure and approximately 6 million people visit U.S. hospital EDs with complaints of chest pain, a primary symptom of ACS. Within hospitals we believe the primary use of the Triage BNP Tests is for diagnosis of heart failure. Use of the tests for risk assessment of ACS patients is an emerging application. The tests are not FDA approved for monitoring of hospital inpatients, and although some “off label” usage may occur, we do not promote our test for this application.

We offer two versions of our Triage BNP Test. The first version, launched in 2001, is performed using our Triage Meter, a portable platform that produces a result in about 15 minutes.  In 2004, we launched the Triage BNP Test for Beckman Coulter® Immunoassay Systems, which enables our test to be run using any of Beckman Coulter’s automated testing platforms.  We believe this arrangement provides our customers with a choice of platforms for BNP testing, thereby enabling flexibility in selecting a BNP test that suits their needs.  In 2006, 32% of our BNP product sales resulted from customer purchases of the Triage BNP Test for Beckman Coulter Immunoassay Systems.

Currently, the BNP market in the hospital setting is not perceived to be expanding at a significant rate due to high levels of site penetration and regulatory and educational hurdles slowing the emergence of new applications. Additionally, increased competition, customer conversions to our lower-priced Triage BNP Test for Beckman Coulter Immunoassay Systems and higher price sensitivity on the part of hospital systems and purchasing groups have contributed to price erosion, which is a factor in the slowing of sales growth.  We are continuing to explore and research enhancements to our Triage BNP Tests that could improve performance, ease-of-use or differentiation from competitive products.

We also sell the Triage BNP Tests for use by physicians treating outpatients.  According to the American Heart Association, in the United States approximately 5 million individuals have been diagnosed with heart failure. Our Triage Meter-based BNP Test was designated as a CLIA-waived product in 2005, meaning that the test can be performed by any healthcare professional. Currently, this product is the only CLIA-waived BNP test available in the United States. We primarily market our Triage Meter-based BNP test to approximately 45,000 physician offices through a direct sales force augmented by distributors.  In 2006, sales of our Triage BNP Tests to the physician office market were $9.6 million.  We have added and are continuing to add sales and clinical resources aimed at bolstering our marketing and educational efforts in this segment of the market.

We believe that significant validation of the Triage BNP Test in physician offices will be necessary in order to achieve widespread acceptance of this diagnostic test, particularly among family practice and internal medicine physicians, who are unlikely to be familiar with BNP.

Triage Cardiac and Profiler Panels

Chest pain and breathing difficulty are common symptoms of ACS that each year account for millions of visits to U.S. EDs.  Information from the 2004 National Hospital Ambulatory Medical Care Survey of U.S. hospitals indicates that in 2004 there were approximately six million ED visits by adults suffering from chest pain.  Among chest pain patients, those with heart attack, a critical permutation of ACS, are at greatest risk of serious injury and in need of rapid diagnosis.  Patients experiencing breathing difficulty may be suffering from heart failure, pulmonary embolism or silent heart attack, all critical conditions requiring therapeutic intervention.

Due to the complicated nature of most cardiac diseases, we believe that panels of multiple markers will be extremely useful as diagnostic tools for cardiac conditions. In 1998, we received FDA clearance for the Triage Cardiac Panel, which enables physicians to obtain measurements of three cardiac biomarkers that aid in the diagnosis of heart attack.  At the time of launch, that product was primarily differentiated from competition by its ability to provide simultaneous measurements of the three biomarkers in about 15 minutes.  We believe our customers can obtain the greatest benefit when the test is performed in a location near the emergency room, in order to capitalize on the speed of results.  While sales of this product have grown steadily in recent years, the Triage

Cardiac Panel faces substantial competition. Other barriers to gaining market share include a lack of protocols relating to the use of rapid diagnostic tests and a lack of familiarity with the use of multiple biomarkers for the evaluation of patients with suspected heart attack.

In 2003, we commenced marketing of a second-generation cardiac panel, the Triage CardioProfiler Panel, which incorporated the three cardiac markers used on the Triage Cardiac Panel and BNP.  Through the addition of BNP, the Triage CardioProfiler Panel is intended to serve as an enhancement to the Triage Cardiac Panel, by enabling the risk stratification of patients with ACS and by allowing physicians to evaluate a patient for heart failure, which has some symptoms common to heart attack.

In 2004, we launched the Triage Profiler Shortness of Breath Panel.  This panel includes a biomarker called D-dimer in addition to the biomarkers used on the Triage CardioProfiler Panel.  The panel is intended to help a physician evaluate the cause of shortness of breath, a symptom common to a variety of conditions including, but not limited to, heart failure, pulmonary embolism, ACS, pneumonia and asthma.

Drug Overdose Products

Drug abuse plays a significant role in emergency medicine cases, either as a primary cause or as a contributing factor.  A diagnostic dilemma confronts physicians when patients present with symptoms that could be either drug related or non-drug related.  For instance, a patient brought into an ED in a coma may be under the influence of narcotics or sedatives, thus requiring a certain type of treatment or intervention.  Conversely, the same patient may have had a stroke or suffered some form of trauma requiring a completely different type of care.  The ability to obtain a differential diagnosis in a timely manner greatly aids the course of treatment in patients such as these.

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

Sales and Distribution

We maintain direct sales forces in the United States and in key countries in Europe and sell to distributors in other markets.  We also utilize distributors for logistical support and for sales support in certain markets.  A field-based network of clinically experienced individuals supports the sales effort in all of our direct markets by providing pre- and post- sale education and training.  To date our marketing and sales efforts have primarily targeted hospitals, particularly EDs, where rapid, accurate diagnosis is important for high-quality, cost-effective healthcare.  In 2003, we also began to market our diagnostic products to physician offices, utilizing a small direct sales force and distributors.

In the United States, we utilize a direct sales team that focuses on hospitals with more than 200 beds and on smaller hospitals that are high volume users of our products.  Fisher distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals and in U.S. physician offices. We have a distribution agreement with Fisher that extends through December 31, 2008.  Sales to Fisher represented 81% and 84% of our product sales in 2006 and 2005, respectively.

To market our products to U.S. physician offices we utilize a small direct sales team. We also use several distributors in this market, including Physician Sales & Services, or PSS, Fisher, and Henry Schein, Inc., or Henry Schein.  We may also engage other distributors and/or supplement our own small direct sales force for this market in the future.

In international markets, we have established direct selling efforts in several European countries and utilize a network of country-specific and regional distributors in other areas.  In the future, we plan to expand our existing direct sales and clinical resources and may transition to direct sales and distribution of our products in additional countries.  Sales to international customers in 2006, 2005 and 2004 totaled $44.6 million, $35.9 million and $26.0 million, respectively.

Because our products are designed to improve the practice of medicine, rather than merely reduce the cost of testing, we invest substantially in relevant education for healthcare clinicians using our diagnostic products.  While diagnostic companies traditionally market their products solely to clinical laboratories, we believe we generate demand for our products among laboratory clinicians, physicians and hospital administrators by demonstrating the medical and economic advantages of our diagnostic products.  Supporting our worldwide sales team is a field-based network that includes clinically experienced individuals providing pre- and post- sale education and training and customer and technical support resources to assist with ongoing utilization of our products.  As of December 31, 2006, our worldwide sales team and our supporting in-house and field-based network consisted of 115 and 80 representatives, respectively.

Product Development and Selected Potential Products

Our product development goal is to use our expertise in high-throughput screening and data mining techniques to produce diagnostic tests incorporating novel blood protein biomarkers or combinations of biomarkers that can provide better diagnostic information than tests currently available on the market.  Currently, our key development efforts are focused on the areas of cardiovascular diseases and conditions, sepsis and kidney injury.

Our product development process consists primarily of research conducted through our Biosite Discovery Program, feasibility research, assay development and clinical studies that enable us to study biomarkers and their potential applications post-discovery.  These studies are also used to set product performance and validate product utility.  In 2007, we expect a significant increase in the number, size, duration and complexity of our clinical studies.

Discovery

The recent upsurge in the understanding and utility of human biomarkers has been the catalyst for our discovery efforts.  These biomarkers include proteins, peptides, enzymes, hormones and other blood-borne molecules that are the biologically active components of normal and diseased physiology.  In most diseases, tissue damage and biological response mechanisms change the blood levels of analytes enabling them to be used as diagnostic “disease biomarkers.”  Most disease biomarkers currently in clinical use signal disease when their concentrations rise above a defined normal cut-off point. For example, above-normal concentrations of the following biomarkers result in a positive disease diagnosis:

Biomarker	Disease
Glucose	diabetes
Prostate specific antigen	prostate cancer
Hepatitis surface antigen	hepatitis B
B-type natriuretic peptide, or BNP	heart failure

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

2.                     Once samples are available, we use them for testing as we conduct “marker mining” to find biomarkers with high diagnostic utility for a targeted disease.  To do this, we use immunoassays, which require tightly binding, or high-affinity, antibodies to test potential biomarkers against our sample bank.  Our ability to efficiently develop large quantities of high-affinity antibodies for these research immunoassays allows us to screen large numbers of biomarker targets in our efforts to identify those most suitable for a diagnostic product.

3.                     When data for potential biomarkers is available, we define the priority of the biomarkers in terms of their unique value to the specific product that we are developing.  This enables us to determine the optimal biomarkers for a product.  Once this decision is made, the product proceeds to development.

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

High Throughput Capacity:  Because we utilize a highly efficient antibody technology and have automated the most significant liquid handling steps, we believe we currently have a high throughput capacity to develop high-affinity antibodies.  With this high throughput capacity, we are able to generate antibodies to a substantial number of targets in a cost-efficient manner.  This permits us to take on significant discovery endeavors to identify, evaluate and develop novel diagnostics.

Target Validation Approach: To gain access to large numbers of protein targets and clinically documented samples that can be studied for association with selected diseases, we collaborate with commercial companies and clinical institutions.  We believe we have expertise in establishing sample banks that can be used for validation purposes.  Combined with our ability to efficiently develop assays used to study biomarker targets, this enables us to study high numbers of proteins, thereby increasing the possibility of validating high-potential biomarkers.  For instance, in developing our potential sepsis test, we studied more than 150 proteins and peptides, as well as numerous combinations of these using approximately 1,000 patient samples.  We believe that most other diagnostic companies would have to outsource this type of work and rely on slower and more costly methods in order to replicate our processes.

Development

Historically, we have made significant investments in research and development, exceeding traditional diagnostic industry standards.  These investments have yielded several proprietary advances in the biological and physical sciences that serve as the basis for our diagnostic biomarker discovery platform and make practical the development and manufacture of rapid, accurate and cost-effective diagnostics.  Our products integrate our expertise in several core scientific and engineering disciplines, including antibody development and engineering, analyte cloning and synthesis, development of highly sensitive fluorescence energy transfer dyes, signaling chemistry, microcapillary protein array technology and sample handling.  By combining research capabilities in each of these areas, we create novel single and multi-analyte diagnostics that overcome the limitations of traditional diagnostic technologies and seek to address the significant unmet need for effective, real-time diagnostic information.

Antibody Development and Engineering: For more than a decade, we have been in-licensing and developing proprietary antibody development and production technology based on phage display, which creates genetically engineered, antibody-producing microorganisms.  Phage display is a considerably faster and less labor intensive process than traditional means of antibody development, such as hybridoma technology. Phage display technology enables the high throughput generation of custom Omniclonal antibody libraries containing gene encoded antibodies specific to a selected target analyte.  Omniclonal antibodies produced from such libraries can contain thousands of different antibodies that bind to a target analyte with high-affinity, which refers to an antibody’s ability to bind tightly to targets and is a highly desired attribute.  Monoclonal antibody candidates can be rapidly selected from an Omniclonal antibody library and produced in quantities sufficient for product development.  During the course of product development, unexpected antibody cross reactivities often require additional selection of antibodies to improve the assay specificity.  Unlike hybridoma technology, Omniclonal antibody libraries can rapidly provide additional antibody candidates in these circumstances.

The intellectual property required for commercial development of phage display antibodies is fragmented, because important parts of the process were discovered in many laboratories around the world.  As a consequence there are many issued patents that cover individual steps between antibody discovery and commercial production.  Since the early years of our research programs, we have been inventing our own processes relating to the commercialization of phage display of antibodies, as well as successfully negotiating and purchasing licenses to the critical pieces of technology.  In effect, we believe that our own inventions and know-how in this field combined with our portfolio of licenses, many of which are non-exclusive, provide us with an important competitive advantage.

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

Highly Sensitive Fluorescence Energy Transfer Dyes: Immunoassays require the attachment of a detectable label to an antibody or target analyte.  We developed a variety of labels for use in our products.  For our qualitative products, a visual label that produces color is attached to antibodies or analytes through either non-covalent or covalent chemical methods to provide yes/no results.  For our Triage Meter platform products, we developed novel fluorescent dyes that are usable with complex biological samples and stable for the dating period of the product.

Microcapillary/Protein Array Technology: We developed proprietary technology to design, develop and manufacture protein arrays containing microcapillaries to control the flow of fluids in immunoassay processes.  Our qualitative testing device format uses microcapillaries to draw fluids across immobilized antibody zones for the detection of specific substances.  Our quantitative testing device format moves fluids through the microcapillaries in a controlled manner.  We also developed the engineering capability to design unique microcapillary structures in plastic parts.  Recently, we initiated an internal program to fabricate these parts in commercial scale quantities using injection molding processes.

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

The MultiMarker Index™ Value: Because many acute diseases and conditions, such as chest pain, stroke, sepsis and abdominal pain, are complex and have multiple causes, we are focusing a considerable portion of our development efforts on multimarker test panels.  Through Biosite Discovery, we believe we can select the optimal biomarkers for a targeted condition.  Our research has shown that individual measurements of biomarkers may not always provide the most accurate result.  Therefore, we have developed a proprietary process for reducing multiple biomarker measurements to a single MultiMarker Index Value, or MMX Value, that we believe is more easily interpreted and, for many indications, is more accurate than single biomarker measurements in the clinical setting for diagnosis and prognosis.

The MMX Value uses a proprietary automated algorithm to generate a single quantitative value from multiple biomarkers.  To validate each MMX Value algorithm, we research a large number of protein targets that are potentially relevant to a disease. We then measure blood levels for all of these proteins in a large library of patient samples for which the ultimate disease diagnoses or prognoses are known.  Next, we empirically determine which protein biomarkers provide diagnostic information about the disease and select for commercial development the panel of protein biomarkers that delivers the relevant information.

We believe that our novel approach to discovering and developing new multimarker diagnostic products for unmet applications will provide us with the best opportunity to establish and maintain broad patent protection, which may in turn support a favorable market position for our products.

Clinical Studies

An important component of our product development strategy is to validate the clinical usefulness of our new products.  Historically, most new products in the diagnostics arena measured biomarkers or analytes for which clinical validity was already established.  Consequently, the pre-market validation process for these tests usually focused on showing that the new product was substantially equivalent in clinical performance with other similar diagnostic products already on the market.  Many potential Biosite products lack pre-existing diagnostic models and we may therefore be required to demonstrate safety and effectiveness to regulatory agencies, as well as clinical value to medical thought leaders and others.

To this end, we have developed organizational and institutional relationships necessary to sponsor large clinical studies with the goal of obtaining data to validate the diagnostic indications for uses that we wish to pursue for our products.  Once our business development, marketing and research and development, or R&D, groups define new product opportunities and an assay for the potential product is developed, our clinical group, in conjunction with our R&D and regulatory groups, write protocols for clinical studies to optimize and test the validity of the potential new product.  We use the terms “training” and “validation” to describe the stages of our clinical studies.

The objective of the training study is to define or revise potential biomarker panels, establish assay cut-offs and, if applicable, set the MMX Value algorithm believed to best define the diagnosis or prognosis of the selected disease or condition.  In some cases this data may be used in obtaining CE marking for products to be sold within the European Union.  The training study protocol is also used to define the protocol for the subsequent validation study, which is the study performed to generate clinical utility data and to validate the safety and the effectiveness of the product.  The goal is to use the results of the validation study to support an FDA submission.  Under certain conditions, we may also conduct a pilot study prior to the clinical training study.  The goal of the pilot study would typically be to gain data to aid in the refinement of the clinical training study protocol.

The time duration for each of these study phases will be a function of the intended use, prevalence rate of disease or condition, enrollment rate, number of patients required and the number of clinical sites.  Most of our validation studies will be multi-center studies and will typically involve between about 500 and 1,000 patients.  While our clinical trial process adds considerable time and expense to our development timelines, we believe it provides us with important competitive advantages and, most importantly, can help improve patient care.

Once a product receives regulatory approval and is launched, we also perform large and small scale post-market evaluation studies to demonstrate that our products favorably affect outcomes or provide clinical value to the diagnostic process.

Key Potential Products

The following table presents certain products under development and presents their status as of February 22, 2007.

PRODUCT CANDIDATE	DISEASE CONDITION	STATUS
Triage MPO Test and Triage Cardio Profiler Panel with MPO	Acute coronary syndrome	Validation study expected to commence in Q2 2007
Triage Sepsis Panel	Sepsis	Validation study expected to commence in Q2 2007
Triage NGAL Test	Kidney injury	Training study expected to commence in Q1 2007
Triage Cardio Profiler Panel with the MMX Value	Acute coronary syndrome	Validation study expected to commence in Q2 2007
Triage Stroke Panel	Stroke	Validation study pending

Triage MPO Test: Myeloperoxidase, or MPO, a biomarker of inflammation of the vasculature, has been found to be elevated in patients with an acute risk of near-term cardiac events.  MPO also appears to be an indicator of unstable atherosclerotic plaque and has been shown to elevate earlier than current markers of cardiac cell death.  Given its attributes, MPO is believed to be useful as an aid in the early diagnosis of myocardial infarction and could signal risk for heart disease or heart attack in patients with chest pain or ACS.  We licensed certain diagnostic rights to MPO in 2004 under an agreement with The Cleveland Clinic Foundation and Prognostix, Inc.

In December 2005, we submitted a Premarket Notification 510(k) to the FDA seeking clearance for the Triage MPO Test and the Triage Cardio Profiler Panel with MPO.  In January 2007, we reported that we would allow that submission to expire after we were unable to resolve questions concerning the inability to pool data among four clinical sample banks used in support of the submission.  We are currently underway with studies aimed at providing data intended to support a submission and expect to file a new Premarket Notification 510(k) submission for the prognostic use of MPO within the next several months.  In addition, we plan to seek CE marking for the Triage MPO Test, allowing us to market the product in the European Union.

Triage Sepsis Panel: In general, sepsis is a complex syndrome resulting in an inflammatory reaction initiated by microorganisms, including bacteria, viruses and fungi, which can cause widespread damage to the blood vessels leading to circulatory shock, organ failure, gangrene of extremities and death.  In the United States, each year approximately 750,000 patients develop sepsis and the aging population is accelerating the prevalence of the disease.  Overall mortality of patients developing sepsis ranges from 30% to 60%.  Total annual costs for sepsis exceed $16 billion in the United States with the average hospital cost per adult case estimated to be approximately $22,000.

The complications associated with sepsis can advance quickly, and diagnosis is complicated by a lack of effective tests for the condition.  We have completed development of a panel of three biomarkers that we believe will be useful to physicians attempting to evaluate risk in patients with sepsis.  We expect to commence a multi-center validation study in the second quarter of 2007, and plan to seek CE marking for the product later in the year.

We are also evaluating other potential products in the category of sepsis, including biomarker targets that may be useful in the diagnosis of septic patients.  We have collected approximately 4,000 patient samples that are useful for our study of sepsis.

Triage NGAL Test: Neutrophil gelatinase-associated lipocalin, or NGAL, is a protein found in low quantities in the normal kidney and found at up-regulated levels following acute kidney injury, which can lead to renal failure. Studies have shown that 25% of adults in the intensive care unit will develop acute renal failure.  The mortality rates associated with dialysis-dependent patients are 40% to 70%, and acute renal failure is associated with various high cost medical problems, treatments and procedures.  Consequently, there is a medical need to make an early assessment of the risk for renal failure in patients at risk for kidney injury.  Currently, physicians generally use creatinine, which is only a functional marker, as an indicator that an injury to the kidney has taken place.  Although creatinine is widely used by the medical community, its limitations are also widely acknowledged.  The use of creatinine does not enable effective preventative treatment to be provided because it is elevated only after renal function is impaired.

We obtained an exclusive license to NGAL for use with blood samples, from the Cincinnati Children’s Research Foundation and Columbia University in 2005.  Studies in children have suggested that NGAL may be an early biomarker that can be used to evaluate the risk associated with kidney function.  Because NGAL has not been studied extensively in adults, we will need to conduct further investigational studies commencing in the first quarter of 2007, prior to starting the clinical validation study.  We believe there is a compelling business opportunity for a rapid and accurate test that can aid in the prognosis of patients at risk for developing kidney injury.  Optimally, such a test would provide information related to potential kidney injury 48-72 hours prior to a rise in creatinine.

Triage Cardio Profiler Panel with the MMX Value: We currently market the Triage CardioProfiler Panel, a panel of four biomarkers, which is intended to aid physicians who are evaluating patients with chest pain.  We expect to expand the panel to five biomarkers upon clearance of our MPO assay and also expect to incorporate the MMX Value, which would analyze information from all five biomarkers and present a single composite index result.  We believe that the MMX Value can meaningfully increase the clinical utility beyond that which can be achieved by measuring individual levels of the biomarkers on the panel.

We anticipate commencing a validation study later this year that, in part, is intended to compile data needed to support an FDA submission for a version of the Triage CardioProfiler that incorporates the MMX Value.  We also plan to seek CE marking for the product allowing us to enter the European Union market.

Competition

The market for our products is intensely competitive.  Our competitors include:

•        manufacturers of laboratory-based tests and analyzers;

•        clinical reference laboratories; and

•        other rapid diagnostic product manufacturers.

Currently, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers.  We expect that companies offering automated laboratory analyzers will compete vigorously to maintain their dominance of the testing market.  Although we now offer our Triage BNP Test for use on Beckman Coulter Immunoassay Systems, our other products are not currently designed for automated batch testing.

Our products’ competitive positions may be based, among other things, on product performance, accuracy, convenience, cost-effectiveness and the strength of our intellectual property.  In addition, certain competitors may have more favorable competitive positions than we do in markets outside of the United States.

Certain of our products face significant competition from products marketed by large diagnostic companies that have greater resources than we do.  Companies with a significant presence in the diagnostic market, such as:

•        Abbott Laboratories;

•        Siemens AG;

•        Beckman Coulter;

•        Dade Behring;

•        Johnson & Johnson; and

•        Roche Diagnostics

have developed or are developing diagnostics and/or testing systems that do or will compete with our products.

All of the companies listed above that have a significant presence in the diagnostic market have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us.  Moreover, these competitors offer broader product lines and have greater name recognition than us, and offer discounts as a competitive tactic.  We may also face competition from smaller companies that are developing new or alternative technologies for point-of-care immunoassay diagnostic products.  In addition, we face competition on certain specific product lines from other companies.  For instance, our Triage Drugs of Abuse Panel and Triage TOX Drug Screen face significant competition from MEDTOX Scientific and ACON Laboratories.  Also, our Triage D-Dimer Test faces significant competition from bioMerieux.

Importantly, the market for immunoassay-based diagnostic testing is rapidly changing as a result of recent consolidation in the industry.  Within the past 12 months, Bayer Diagnostics and Diagnostic Products Corp. were both acquired by Siemens AG.  In addition, in January 2007, General Electric Corporation, or GE, announced that it entered into a definitive agreement to purchase the laboratory diagnostics business of Abbott Laboratories, including Abbott’s i-STAT product line.  Both Siemens and GE have significant existing businesses in related markets for healthcare equipment and services, such as diagnostic imaging.  At this time, it is unclear how these acquisitions will impact the competitive landscape for our products or for hospital diagnostic testing generally.

Furthermore, we believe some of our current competitors as well as other currently non-competitive companies are actively engaged in research in areas where we are also performing product development.  The resulting products from these companies may directly compete with our potential products or may address other areas of diagnostic evaluation.

The competitive markets for our potential products may be dependent on timing of entries into the markets.  Early entry may provide a company with an advantage in gaining product acceptance contributing to the product’s eventual success in the market.  Therefore, speed in development and in achieving clinical study and regulatory success may provide an advantage.

The following table presents potential and expected competition relevant to key products under development.

PRODUCT CANDIDATE	DISEASE CONDITION	POTENTIAL COMPETITION
Triage MPO Test and Triage Cardio Profiler Panel with MPO	Acute coronary syndrome	•Prognostix Inc. •Abbott Laboratories •Dade Behring
Triage Sepsis Panel	Sepsis	•Spectral Diagnostics •Brahms Diagnostica •Beckman Coulter •STMicroelectronics and Mobidiag •Roche Diagnostics
Triage NGAL Test	Kidney injury	•Abbott Laboratories
Triage Cardio Profiler Panel with the MMX Value	Acute coronary syndrome	•Abbott Laboratories •Beckman Coulter •Dade Behring •Johnson & Johnson •Siemens
Triage Stroke Panel	Stroke	•Nanogen •Sangtec (DiaSorin)

Employees

As of December 31, 2006, we employed 1,036 regular full-time or part-time individuals. Of these, 47 held Ph.D.s and 110 held other advanced degrees.  None of our employees are covered by a collective bargaining agreement.  We believe that we maintain good relations with our employees.

Research and Development

We have increased our investments in research and development in each of the last three years.  As of December 31, 2006, we employed 233 employees in research and development, including 33 Ph.D.s. Our research and development organization is dedicated to the study of novel disease biomarkers or combinations of disease biomarkers, the development of new technologies that can be applied to future products and the development of new products compatible with our existing platform technologies.  We also have research staff dedicated to the development and production of antibodies through a variety of techniques.  Recombinant techniques are used to express proteins for use as diagnostic markers.  Our staffs of chemists and biochemists synthesize drug targets and compounds for diagnostic use and seek to perfect techniques for coupling these compounds to biological reagents such as antibodies or labels when necessary.  We developed a proprietary process utilizing phage display antibody technology that enables the selection and production of antibodies more rapidly and efficiently than is possible using hybridoma technology.  Our engineering staff is involved in the design and development of new diagnostic device technologies as well as the processes for their fabrication and interaction with biological and chemical reagents.  Our product development group completes final optimization of assays and our clinical, medical and regulatory affairs group oversees all in-house clinical studies and coordinates external clinical studies of our products and prepares applications for worldwide product registrations and licensure.

Manufacturing

As of December 31, 2006, we had 419 employees, and approximately 143 temporary employees, in manufacturing involved in reagent production, device assembly, engineering, quality assurance/quality control and materials management.

Except for the Triage BNP Test for the Beckman Coulter Immunoassay Systems and the Triage Meter, all of our products are manufactured at our facility in San Diego, California. We have contracted with Beckman Coulter, Inc., which has a manufacturing plant located in Minnesota, to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems. The Triage Meter is manufactured by LRE Technology Partner GmbH, or LRE, which is located in Germany.  We developed most of the antibodies used in the manufacture of our products, and in most cases we own or license the relevant cell lines. In addition, we maintain our own in-house antibody production capability.  All other raw materials required to manufacture our products are obtained from outside suppliers.

We invest in the design and development of manufacturing systems and technologies that can produce a high quality product using controlled, cost-effective manufacturing processes and equipment.  We have developed and continue to develop and improve novel and sophisticated processes and equipment for the manufacture of our Triage Meter platform products. Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment or changes to our manufacturing processes were, and may continue to be, required for the scaling-up of each new product prior to commercialization, or in order to adjust to changes in customer demand once commercialization begins, and this work may not be completed successfully or efficiently.

Our San Diego manufacturing facility is a registered medical device establishment with the FDA and a licensed medical device manufacturer with the California State Department of Health & Human Services.  We have also been licensed and certified to manufacture products using controlled substances by the U.S. Drug Enforcement Agency.  We received ISO 9001 re-certification in 2005.

Sales and Marketing

As of December 31, 2006, we had 231 employees, worldwide, in various sales and marketing functions. In the United States, we employ a direct sales force and utilize Fisher, PSS and Henry Schein to distribute our products to our primary markets, hospitals and physician offices.  We also employ a field-based network of clinically experienced individuals that support the sales force by providing pre- and post- sales education and training. In international markets, we have established direct selling efforts in several countries and we utilize a network of country-specific and regional distributors in other areas.

Strategic and Distribution Arrangements

Fisher HealthCare Division of Thermo Fisher Scientific Company

We have a distribution agreement under which Fisher distributes our products primarily to hospitals within the United States. The term of our current distribution agreement with Fisher expires on December 31, 2008.  Under the agreement, Fisher’s distribution rights are semi-exclusive in the U.S. hospital market and non-exclusive in the U.S. physician office market. Either party has the right to terminate the agreement in the case of an uncured breach by the other party. In addition, under certain circumstances, the distribution relationship may become non-exclusive or terminate with prior notice. For instance, if during a six-month period our direct sales to customers in the U.S. hospital market exceed a specified percentage of the total sales of our products by both us and Fisher in that market segment, Fisher will have the option of converting the agreement to a mutually non-exclusive arrangement.  The specified percentage of direct sales in the contract that would trigger this option far exceeds the current level of direct sales.  If Fisher were to exercise the option, either party would have the ability to terminate the agreement upon prior notice to the other party. Similarly, if Fisher elects to promote and sell certain products that are competitive with our products, then we will have the option of converting the agreement to a mutually non-exclusive arrangement.  If we were to exercise that option, either party would have the ability to terminate the agreement upon prior notice to the other party.  Sales to Fisher represented 81%, 84% and 86% of our product sales in 2006, 2005, and 2004, respectively.

LRE Technology Partner GmbH

We have an agreement with LRE for the manufacturing and supply of the Triage Meter, which is used with our rapid Triage BNP Test, as well as with the Triage Cardiac Panel, Triage CardioProfiler Panel, Triage D-Dimer Test, Triage Profiler SOB Panel and the Triage TOX Drug Screen. All of our products in development are also intended to be used with the Triage Meter.  Under the terms of the LRE agreement, LRE manufactures the Triage Meter according to specifications provided by us. LRE is our exclusive supplier of the Triage Meter during the term of the current LRE agreement, which expires in February 2008.  We purchase the Triage Meter from LRE in Euros through firm purchase orders on a per meter price basis.

Beckman Coulter, Inc.

We have an agreement with Beckman Coulter under which it manufactures the Triage BNP Test for Beckman Coulter Immunoassay Systems for us, and we exclusively sell and market the product.  Although this product runs on Beckman Coulter’s automated immunoassay analyzers, it is designed to provide results standardized to match our Triage BNP Test for the Triage Meter.  We began selling the product in Europe in December 2003 and in the United States in January 2004.

Biosite Discovery

Biosite Discovery is a collaborative research and in-licensing program dedicated to the identification and evaluation of new protein targets for acute diseases. Through Biosite Discovery, we conduct analyses on both known proteins that may be markers of disease and proteins accessed from commercial and clinical collaborators in order to determine diagnostic utility. Since 1999, we have initiated over 50 license and collaboration agreements relating to our discovery program including arrangements with Amgen Inc., Amylin Pharmaceuticals, Inc.,  Cincinnati Children’s Research Foundation and Columbia University,  The Cleveland Clinic Foundation and PrognostiX, Inc., Compugen, Ltd, Inc., Eli Lilly and Company,  FivePrime Therapeutics, Inc., Incyte Corporation,  Lexicon Genetics, Inc., Medarex, Inc., Novartis Pharma AG, Oxford Genome Sciences (UK) Ltd. and  Power3 Medical Products, Inc.  In parallel, we have initiated over 100 clinical collaboration agreements with leading universities, hospitals and health systems. Also under Biosite Discovery, we have executed several license or cross-license agreements with companies such as BioInvent International, MorphoSys AG and Dyax Corp.

Proprietary Technology and Patents

Our intellectual property portfolio includes patents, patent applications, trade secrets, know-how and trademarks. Our success will depend in part on our ability to obtain additional patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and in other countries.

We periodically file patent applications to protect the technology, inventions and improvements that may be important to the development of our business.  We rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  We file patent applications on our own behalf as assignee and, when appropriate, have filed and expect to continue to file, applications jointly with our collaborators.  These patent applications cover, among other things, devices, compositions of matter, methods of treatment, methods of discovery, use of novel compounds, and novel modes of action that are important in our research and development activities.  As of February 10, 2007, we had been issued approximately 90 U.S. patents, and had been granted approximately 140 patents in other countries.  These patents have expiration dates (not including any patent term extensions) ranging from 2009 to 2021.  We have also licensed a significant number of other patents and patent applications from third parties.  For example, we licensed technology and patents relating to our Triage BNP Tests from Scios, Inc., a division of Johnson & Johnson.  We also continue actively to seek patent protection in the United States and in foreign countries, and we intend to file additional patent applications relating to our technology and to specific products, as we consider appropriate.

To protect our rights to know-how and technology, we also ask our employees, technical consultants and advisors, and collaborators to enter into confidentiality agreements prohibiting the unauthorized use of, and restricting the disclosure of, confidential information and requiring disclosure and assignment to us of their ideas, developments, discoveries and inventions.  In connection with our research and development activities, we also sponsor research at various outside institutions. Generally, under these agreements, we fund the work of investigators in exchange for the results of the specified work and the right or option to a license to any patentable inventions that may result in certain designated areas.  If the sponsored work produces patentable subject matter, we generally either own the rights, or have the first right to negotiate for license rights, related to that subject matter. Any resulting license would be expected to require us to pay royalties on net sales of licensed products.

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

Government Regulation

The testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies.  Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.  In the United States, we are not able to commence interstate marketing or commercial sales of new products under development until we receive clearance or approval from the FDA, which can be a lengthy, expensive and uncertain process.  Clearance or approval to commercially distribute new medical devices is generally received from the FDA through clearance of a Premarket Notification 510(k) or approval of a Premarket Approval Application.

The Premarket Notification 510(k), or 510(k), process requires us to demonstrate substantial equivalence to a medical device first marketed in interstate commerce prior to May 1976, the enactment date of the Medical Device Amendments.  We must submit data that supports our claim of substantial equivalence.  For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.  It generally takes from three to five months to obtain 510(k) clearance but can take longer or not at all.

A Premarket Approval Application, or PMA, must be filed if a new device is not substantially equivalent to a medical device first marketed in interstate commerce prior to May 1976. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of human clinical investigations, bench tests and laboratory studies.  The PMA approval process can be expensive, uncertain and lengthy, and many devices for which FDA approvals of PMA applications have been sought by other companies have never been approved for marketing.

Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other regulatory agencies.  Noncompliance with applicable laws and the requirements of the FDA and other agencies can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for products, withdrawal of marketing clearances or approvals, and criminal prosecution.  The FDA has the authority to request recall, repair, replacement or refund of the cost of any product manufactured or distributed by us if the product is found to be adulterated.  The FDA also administers certain controls over the export of medical devices from the United States.

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

We are also subject to the regulatory approval and compliance requirements for each foreign country to which we export our products.  In the European Union, a single quality system and regulatory approval process has been created, and the quality system is represented as ISO certification and the regulatory registration process is represented by CE marking.

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

We have reported consecutive quarterly operating profits since the third quarter of 1999, after incurring quarterly operating losses during the prior seven quarters.  In the future, our quarterly or annual operating results may fluctuate and we may not be able to maintain profitability.  We believe that our future operating results may be subject to quarterly and annual fluctuations due to a variety of factors, including:

•                  our ability to promote and sell products in the markets in which we compete, including the hospital market, the physician office market and international markets;

•                  competition, including from products competitive with our Triage BNP Tests and from companies with greater financial capital and resources;

•                  competitive pressures on average selling prices of our products;

•                  research and development efforts, including clinical studies and new product scale-up activities;

•                  market acceptance of our existing products and products under development;

•                  whether and when we successfully develop, attain regulatory approvals and introduce new products;

•                  changes in the mix of products sold;

•                  seasonal or unanticipated changes in customer demand or the timing of significant orders;

•                  manufacturing problems, inefficiencies, capacity constraints, backlog or delays;

•                  regulatory changes, uncertainties or delays;

•                  effectiveness in transitioning and operating a direct sales distribution model in certain international countries and expenses associated with these activities;

•                  changes in reimbursement policies;

•                  the impact of non-cash expenses attributable to stock-based payments;

•                  costs, timing and effectiveness of further expansion of our sales force and field support resources;

•                  our ability to execute, maintain and achieve performance milestones under licenses and collaborative agreements;

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

On January 1, 2006, we adopted FAS 123(R), Share-Based Payment, which requires that we record compensation expense in the statement of income for stock-based payments, such as employee stock options and our employee stock purchase plan, using the fair value method.  As long as stock-based awards are utilized as part of our compensation strategy, the requirements of FAS 123(R) have had, and will continue to have, a material effect on our future financial results reported under United States Generally Accepted Accounting Principles, or U.S. GAAP, and make it difficult for us to accurately predict our future financial results.

For instance, estimating the fair value of stock-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price.  Our stock-based payments have characteristics significantly different from those of freely traded options, and changes to the subjective input assumptions of our stock-based payment valuation models can materially change our estimates of the fair values of our stock-based payments. In addition, the actual values realized upon the exercise, expiration, early termination or forfeiture of stock-based payments might be significantly different than our estimates of the fair values of those awards as determined at the date of grant.  Moreover, we rely on various third parties, such as E*Trade Financial Corporate Services and Aon Consulting, that either supply us with information or help us perform certain calculations that we employ to estimate the fair value of stock-based payments.  If any of those parties do not perform as expected or make errors, we may inaccurately calculate actual or estimated compensation expense for stock-based payments.

FAS 123(R) could also adversely impact our ability to provide accurate guidance on our future financial results as assumptions that are used to estimate the fair value of stock-based payments are based on estimates and judgments that may differ from period to period.  For instance, we may be unable to accurately predict the timing, amount and form of future stock-based payments to employees.  We may also be unable to accurately predict the amount and timing of the recognition of tax benefits associated with stock-based payments as they are highly dependent on the exercise behavior of our employees and the price of our stock relative to the exercise and price fair value of each outstanding stock option.

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

We believe that our revenue growth and profitability will substantially depend upon our ability to expand market acceptance and sales of our existing products, such as the Triage BNP Tests, Triage Cardiac Panel, Triage CardioProfiler Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test and, subject to obtaining appropriate regulatory approvals, our products currently under development, such as the Triage MPO tests and other tests for ACS, sepsis, acute kidney injury and stroke.  Our revenue growth will also depend on our effectiveness in transitioning to and operating a direct sales and distribution model in certain international countries, and on our ability to appropriately manage our operating expenses and our capital expenditures to optimize our profitability.  We have made and continue to make significant investments in headcount, manufacturing equipment, facilities and infrastructure to address our current and planned future revenue growth.  We are also making significant investments in new market segments in the United States, such as physician office testing and expanding our sales force and commercial infrastructure in Europe.  These investments and commitments are predicated on assumptions of market acceptance of our products, sales force effectiveness and revenue growth.

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

We are investing in the research and development of potential new products, including products for ACS, sepsis, acute kidney injury and stroke and of expanded uses of our existing products.  In certain cases, the successful development of our new products will depend on the development of new technologies.  We are also making significant investments in processes and equipment to improve our manufacturing efficiency and capacity, in anticipation of new products and revenue growth, as well as in the construction and purchase of new facilities.  Our revenue growth and profitability are impacted by these investments.  We are required to undertake time consuming and costly development and clinical trial activities and seek regulatory approval for potential new products and for potential new uses of existing products.  Products that appear promising during product development and preclinical studies, including our Triage MPO Test and other tests for sepsis, acute kidney injury and stroke, may not demonstrate clinical study results needed to support regulatory approval, or other parties have or may have patent or other proprietary rights to our potential new products, and may not allow us to sell them on reasonable terms, or at all.  We may experience difficulties that could delay or prevent the successful development, introduction or market acceptance of any such new products.

Our operating results will be adversely affected if we are unable, for technological or other reasons, to:

•                                          complete new product development in a timely manner;

•                                          properly design, initiate and complete appropriate clinical studies when expected in order to validate the use of potential new products or expanded use of existing products;

•                                          implement or effectively or efficiently scale-up manufacturing for new products that meet required quality standards;

•                                          on a timely basis, obtain regulatory approval or clearance to market a new product for an intended use or an existing product for an alternative use; or

•                                          complete capital projects, including projects intended to automate portions of our manufacturing processes, in a timely manner or at all.

Our Triage BNP Tests have encountered, and may continue to encounter, significant competition from products developed and commercialized by companies with greater financial capital and resources.

Product sales of our Triage BNP Tests represented 65% and 67% of our product sales in 2006 and 2005, respectively.  Our Triage BNP Tests are currently two of several FDA-cleared tests used to aid in the diagnosis of heart failure.  Siemens, Dade Behring, Roche Diagnostics, Abbott Laboratories and Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  The risk of competition may continue to grow as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche Diagnostics is offering for license.

We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  It is also possible that other new competitors will enter the market.  In the market for BNP testing specifically, Abbott Laboratories now offers a BNP test on its i-STAT meter product, which is designed for use at the point-of-care.  These and other competitors may succeed in developing or marketing products that are more effective or commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to successfully compete with these and other competitors in the future.

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

The impact of consolidation of several major competitors in the market for immunoassay testing is difficult to predict and may harm our business.

The market for immunoassay-based diagnostic testing is rapidly changing as a result of recent consolidation in the industry. Within the past 12 months, Bayer Diagnostics and Diagnostic Products Corp were both acquired by Siemens AG. In addition, in January 2007 GE announced that it entered into a definitive agreement to purchase the laboratory diagnostics business of Abbott Laboratories, including Abbott’s i-STAT product line.  Both Siemens and GE have significant existing businesses in related markets for healthcare equipment and services, such as diagnostic imaging.  Given the short period of time since the announcement of these transactions, it is unclear how these completed and proposed acquisitions will impact the competitive landscape for our products or for hospital-based diagnostic testing more generally.  However, because these competitors sell a broad range of product offerings to our hospital customers and because of the substantially greater financial resources and more established marketing, sales and service organizations that they each have, we believe there is greater risk that these new consolidated competitors may offer discounts as a competitive tactic or may hold other competitive advantages as a result of their ability to sell a broader menu of important hospital infrastructure equipment and information systems on a combined or bundled basis.

The effect of market saturation may negatively affect the sales of our products, including our Triage BNP Tests.

The growth in our product sales in recent periods has been driven primarily by growth in the sales volumes of our Triage BNP Tests.  For example, growth in the sales unit volume of our Triage BNP Tests represented 41% and 69% of our total product sales volume growth for 2006 and 2005, respectively.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a first to market position until the entry of direct competition in June 2003. Today, our Triage BNP Test products are among several FDA-cleared products for the use as an aid in the diagnosis of heart failure.

As the acute care and initial diagnosis market segment for natriuretic testing in the U.S. hospital setting becomes saturated, we expect the growth rates of sales unit volume for our Triage BNP Tests in 2007 and future periods to be lower than the growth rates we experienced over the past several years. We have historically experienced decreases in sales growth rates related to market saturation for our other products, such as our Triage Drugs of Abuse Panel products.  Unless we are able to successfully introduce new products into the market and achieve market acceptance of those products in a timely manner, the effect of market saturation on our existing products may negatively impact our product sales, gross margins and financial results. Even if we are able to successfully commercialize any new products, we may not experience sales growth rates for those products that are similar to the sales growth rates we achieved with our Triage BNP Tests.  In addition, as the market for BNP testing matures and more competitive products become available, the average sales price for our Triage BNP Tests is likely to decline, which will adversely impact our product sales, gross margins and our overall financial results.

Concentration of sales under arrangements with group purchasing organizations may negatively impact our bargaining power and profit margins.

During 2006, approximately 20% of our total worldwide product sales, and 23% of our domestic product sales, were made to healthcare provider institutions that are members of three GPO’s, HealthTrust Purchasing Group, Broadlane, Inc. and Consorta, Inc.  GPOs represent the interests of their members and negotiate pricing, exclusivity and other terms and conditions for the purchase of our products on behalf of their member institutions.  We have entered into agreements with these GPOs that are of varying lengths and carry varying levels of product exclusivity and product pricing.  During the effective period of an agreement, the member institutions of a GPO can elect whether to purchase products from us based on those pre-negotiated terms.  Because of the significant concentration of product sales to these GPO members today and the growing membership of the GPOs themselves due to organic growth and consolidation in the GPO industry, there is significant competition to gain or maintain access to the member institutions of certain GPOs.  As a result, these GPOs have more negotiating leverage against us today compared to when we originally started doing business with them.  In particular, because of this purchasing leverage, the GPOs may put pressure on our pricing and extract other terms and conditions that could adversely affect our operating results and profit margins, including seeking price adjustments to match pricing we offer to other GPOs or healthcare institutions.  Any pricing change under a GPO contract may result in a pricing change for a significant number of our customers at a single point or over a very short period of time, negatively impacting our product sales and gross margins both in the near term and in the long term.  The results of these developments may have a material adverse effect on our product sales and results of operations.

We are dependent on key distributors and have limited direct distribution experience.  If any of our distribution relationships are terminated, or our distributors fail to adequately perform, our operating expenses will increase and our product sales may decrease.

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Fisher accounted for 81% and 84% of our product sales in 2006 and 2005, respectively.  We have a distribution agreement with Fisher that expires on December 31, 2008.  In November 2006, Fisher Scientific Company completed a merger with Thermo Electron Corporation.  At this time, we are unable to predict the effect, if any, the merger will have on our distribution relationship with Fisher.

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

We have limited experience in direct sales, marketing and distribution of our products, both domestically and internationally.  In the event of a termination of any of our distribution arrangements, our direct sales, marketing and distribution efforts may not be successful and we may not be able to successfully transition from a distributor model to a direct sales model.  Further, we may not be able to enter into new distribution or marketing agreements on satisfactory terms, or at all.  A failure to enter into acceptable distribution agreements, to successfully market our products or to implement the logistics associated with direct product distribution to our customers, would have a material adverse effect on us.

We may be unable to accurately predict future sales through our distributors, which could harm our ability to efficiently manage our internal resources to match market demand.

A significant portion of our product sales is made to Fisher and other distributors both domestically and internationally.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by seasonal factors and fluctuations in the buying patterns of end-user customers, Fisher and our other distributors, and by the changes in inventory levels of our products held by these distributors.  For example, higher utilization rates of our Triage BNP Tests may be due to a higher number of ED visits by patients exhibiting shortness of breath, a symptom of heart failure and of influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Tests, as well as from additional users within the hospitals.

We are not always able to verify the inventory levels of our international distributors and only have limited visibility over the inventory levels of our products at Fisher or our other domestic distributors.  While we attempt to assist Fisher in maintaining targeted stocking levels of our products, we may not be successful.  Attempting to assist Fisher in maintaining targeted stocking levels of our products involves the exercise of judgment and use of assumptions about future uncertainties including end-user customer demand and, as a result, actual results could differ from our estimates.  Inventory levels of our products held by distributors may exceed or fall below the levels we consider desirable on a going-forward basis, which may harm our future financial results.  This may result from unexpected buying patterns of our distributors or from our inability to efficiently manage or invest in internal resources, such as manufacturing capacity, to meet the actual demand for our products.  In addition, if we begin direct distribution in any territory following the expiration or termination of a distribution agreement for that territory, it is likely that our product sales in that territory will decrease as our prior distributor sells its remaining inventory of our products.

Before we commercialize and sell any of our potential products, we must conduct clinical studies.  If the results of these clinical studies are not available when expected or do not demonstrate the anticipated utility of those potential products, we may not be able to sell future products and our sales could be adversely affected.

Before we can sell any products, we must conduct clinical studies intended to demonstrate that our potential products perform as expected. The results of these clinical studies are used as the basis to obtain regulatory approval from government authorities such as the FDA. Clinical studies are experiments conducted using our potential product candidates involving human patients having the diseases or medical conditions we are trying to evaluate or diagnose. Conducting clinical studies is a complex, time-consuming and expensive process. We are required to conduct clinical studies using an appropriate number of study sites and patients to support the product label claims we are seeking. The length of time, number of study sites and patients required for clinical studies vary substantially according to the type, complexity, novelty and intended use of the potential product, and therefore, we may spend as much as several years completing certain studies.

In addition, we face additional risks relating to the design of our clinical studies because of the rapidly evolving standard of care and diagnosis for certain diseases and conditions that we are working on, such as sepsis, kidney injury and stroke. For these diseases and conditions, the duration of time needed to complete certain clinical studies may result in the design of such clinical studies being based on an out-of-date standard of medical care, limiting the utility and application of such studies. In addition, varying standards of care among study sites may result in a determination by regulatory authorities that the data collected from those varying sites may not be aggregated when performing any statistical analyses from the studies.

Our ability to timely complete our clinical studies depends in large part on a number of key factors including protocol design, regulatory and institutional review board input and approval and the rate of patient enrollment and retention in clinical studies. Patient enrollment is a function of several factors, including the size and location of the patient population, enrollment criteria and competition with other clinical studies for eligible patients. As such, there may be limited availability of patients who meet the criteria for certain clinical studies. Clinical studies may also be delayed as a result of insufficient supply or deficient quality of materials necessary for the performance of clinical studies or as a result of difficulties in coordinating clinical study activities with third-party clinical study sites and other service providers, such as external auditors. Delays in planned clinical studies can result in increased development costs, delays in regulatory approvals and associated delays in potential products reaching the market.

The number, size, duration and complexity of our clinical studies has increased and we expect will continue to increase significantly in 2007. Due to the number of large-scale clinical studies recently initiated and planned this year, we expect to see further accelerated growth in research and development expense in 2007 as compared to 2006. To execute our clinical study programs, we need to accelerate the growth of our development organization, implement new management structures and approaches and increase dependence on third-party contract clinical study providers.

If we fail to adequately manage the increasing number, size and complexity of our clinical studies, our clinical studies and corresponding regulatory approvals may be delayed or we may fail to gain approval for our potential product candidates altogether. Even if we successfully manage our clinical studies, we may not obtain favorable results and may not be able to obtain regulatory approval on the basis of our current and planned studies. If we are unable to market and sell our new products or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially and adversely affected.

The process of obtaining clearance or approval to market new medical devices in the United States is expensive, time consuming and uncertain.  We may not obtain required approvals for the commercialization of our products in the United States in a timely manner, if at all.

Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products.  Regulatory approval can be a lengthy, expensive and uncertain process, making the timing, cost and ability to obtain approvals difficult to predict.

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

For devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) submissions.  We have made modifications to some of our products since receipt of initial 510(k) clearance.  With respect to several of these modifications, we filed new 510(k)s describing the modifications and received FDA 510(k) clearance. We made other modifications to some of our products that we believe do not require the submission of new 510(k)s.  The FDA may not agree with any of our determinations not to submit a new 510(k) or PMA for any of these modifications made to our products.  If the FDA requires us to submit a new 510(k) or PMA for any device modification, we may be prohibited from marketing the modified products until the new submission is cleared by the FDA.

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

Any products for which we obtain regulatory approval or clearance continue to be extensively regulated by the FDA and other federal, state and foreign regulatory agencies.  These regulations impact many aspects of our operations, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping.  For example, our manufacturing facilities and those of our suppliers and distributors are, or can be, subject to periodic regulatory inspections.  The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any product approvals that could restrict the commercial applications of those products.  In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.  We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations.  In addition to product-specific regulations, we are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.  We may incur significant costs to comply with these laws and regulations.  If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products or injunctions against their distribution, disgorgement of money, operating restrictions and criminal prosecution.

Changes in U.S. laboratory regulations for our customers may adversely affect us.

The use of our products is affected by CLIA and related federal and state regulations, which provide for regulation of laboratory testing.  The scope of these regulations includes quality control, proficiency testing, personnel standards and federal inspections.

Under CLIA quality control rules in effect from 1992 through 2002, laboratories using “unitized” test systems, including our Triage products, were in compliance with CLIA if they followed the manufacturers’ instructions for daily quality control, or QC, by relying on the internal controls built into unitized test systems.  On January 24, 2003, the Centers for Medicare and Medicaid Services, or CMS, publicly issued a final QC rule under CLIA, which went into effect on April 24, 2003.  So long as laboratory directors, at a minimum, review manufacturers’ QC instructions, find those instructions to reasonably monitor the accuracy of the analytic process and the laboratory then follows those manufacturers’ instructions, the QC requirements contained in the 2003 modifications of the CLIA regulations will be satisfied.  Future amendments of CLIA, the promulgation of additional regulations or guidelines impacting laboratory testing, and uncertainties relating to the enforcement of CLIA may have a material adverse effect on our ability to market our products, our business and financial condition, our results of operations and our customers’ access to our products.

Diagnostic test systems are classified into one of three CLIA regulatory categories based on their potential risk to public health.  Waived tests are the lowest regulated category and those most used in physician offices.  In August 2005, we announced that the FDA granted a CLIA waiver to reclassify the Triage BNP Test used on our Triage Meter from CLIA moderately complex to waived.

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

For example, we rely upon LRE for production of the fluorometer that is used with our Triage Meter platform products, which include the rapid Triage BNP Test, Triage Cardiac Panel, Triage CardioProfiler Panel, Triage Profiler Shortness of Breath Panel, Triage TOX Drug Screen and other products currently under development.  In addition, we rely on Beckman Coulter to manufacture the Triage BNP Test for Beckman Coulter Immunoassay Systems and related calibrations and controls for us.  If these or any other sole-source suppliers are unable or unwilling to manufacture sufficient quantities of the relevant items that meet our quality standards, we would be required to identify and qualify alternative suppliers.  Although we generally maintain safety stock inventory levels of these items, which would allow us some time to identify and qualify alternative suppliers, a delay or inability to identify and qualify alternative suppliers may materially and adversely affect:

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

We have made significant investments for the purchase and construction of a plastics molding facility. If we are unable to commence production with anticipated efficiencies and product quality when expected, our manufacturing costs may increase and our financial results may be harmed.

In an effort to improve the quality of plastic parts that we use in our products, and to reduce the risk associated with purchasing those parts from a sole-sourced supplier, during 2006 we made significant investments for the purchase and start-up of a facility to manufacture plastic parts.  These investments included the purchase of a new facility, capital equipment and other improvements totaling over $8.0 million.  To date we have hired nine employees to staff the new facility and expect to hire additional personnel upon commencement of manufacturing operations. If we are unable to commence the manufacture of plastic parts when expected, we will be required to continue to purchase plastic parts from our existing suppliers and we will concurrently incur the additional expense associated with the operation of our molding facility, which will harm our financial results. In addition, in the course of commencing operations of our molding facility, or if in the future we are unable to manufacture parts that meet our quality standards, we may incur significant expense relating to scrap. Further, because of the variability in raw material costs and other operating expenses, we are not certain that our manufacturing costs for plastic parts from our own facility will be lower than the prices we currently pay to purchase those products from third parties.  If we are not able to commence the manufacture of plastic parts when expected and that meet our quality requirements, or if we are unable to manufacture these parts at a cost savings, we may never recover our investments and our financial results could be harmed.

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

Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products.  We are aware of several third-party patents that may relate to our technology.  In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents.  We cannot be certain that we do not or will not infringe these patents, or other patents or proprietary rights of third parties.  Any legal action against us or our collaborators, such as our recently settled litigation with Roche Diagnostics and certain of its affiliates, claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes.  We cannot be certain that our collaborators or we would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all.  There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights.

We may not be successful in transitioning from the use of distributors in international markets to directly selling our products in those markets, which may result in lower product sales and higher expenses.

Until recently, we sold all of our products internationally through independent distributors.  We transitioned to a direct sales and distribution model in France and Germany in 2003, in Belgium, Luxembourg, the United Kingdom and Italy in 2004, and in the Netherlands and Switzerland in 2006.  Over the next few years, we may transition the distribution of our products in some additional international countries to a direct sales and distribution model.  In any country in which we transition to a direct sales and distribution model, we will need to make significant investments in facilities, resources and personnel.  In some instances, we may need to incur many of those expenses even before we complete the transition to a direct sales model.  In addition, once we commence active sales and marketing activities we will assume additional administrative expenses to manage our operations in those countries.  We may also incur expenses associated with the termination of our existing distribution arrangements in those countries.  We possess limited experience in managing operations outside of the United States and in direct sales, marketing and distribution of our products in international markets.  If our efforts to implement direct sales and distribution in countries where we elect to do so are unsuccessful, we may not achieve our projected sales objectives, and we may also incur additional expenses, or our operating profits may be lower than anticipated.

Our international sales and operations may be harmed by political, social or economic changes, or by other factors.

Sales to international customers amounted to $44.6 million and $35.9 million for 2006 and 2005, respectively.  Since 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy, the Netherlands and Switzerland and we may expand these operations into additional countries in the future.  Our accounts receivable balance for our international customers and distributors was $12.2 million and $9.0 million at December 31, 2006 and 2005, respectively.  Specifically, our accounts receivable balances for our customers in Italy comprised 42% and 39% of accounts receivable from our international customers and distributors at December 31, 2006 and 2005, respectively.  International customers and distributors generally demonstrate slower payment practices than those in the United States, increasing the risk of uncollectible accounts.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage Meter inventory from LRE and incur other operating expenses, including expenses related to clinical trials, which are denominated in Euros and other local currencies.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

Our cash and marketable securities decreased from $132.4 million at December 31, 2005 to $64.2 million at December 31, 2006.  During 2006, we repurchased $130.0 million of our common stock and we may repurchase additional shares in the future.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, or at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

•                     expansion of our manufacturing capacity and our facilities expansion needs, including the possible purchase of land adjacent to our San Diego corporate complex;

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

Several state and federal laws have been applied to restrict certain marketing practices in the medical device industry in recent years.  These include federal and state “anti-kickback” statutes.  The federal health care program anti-kickback statute prohibits persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration in return for referrals or in return for purchasing, leasing, ordering, or arranging for or recommending  purchasing, leasing, or ordering any service or item payable under Medicare, Medicaid, or certain other federally funded healthcare programs.  These provisions have been broadly interpreted to apply to certain relationships between manufacturers, purchasers of manufacturers’ products, and parties in a position to refer or recommend purchases.  Under current law, federal courts and the Office of Inspector General of the United States Department of Health and Human Services have stated that the statute may be violated if one purpose (as opposed to a primary or sole purpose) of remuneration is to induce prohibited purchases, recommendations or referrals.

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

The majority of states also have statutes or regulations similar to the federal healthcare program anti-kickback statute. Certain of these laws do not have exemptions or safe harbors.  Moreover, in several states, these laws apply regardless of whether payment for the services in question may be made under Medicaid or state health programs.  Sanctions under these federal and state laws may include civil money penalties, license suspension or revocation, exclusion or medical product companies, providers, or practitioners from participation in federal or state healthcare programs, and criminal fines or imprisonment.  Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.  Because of the breadth of these statutes, it is possible that some of our business activities could be subject to challenge under one or more of such laws.  Such a challenge could have a material adverse effect on our business and financial condition.

Changing facilities costs and other risks relating to our facilities expansion plans may negatively impact our operating results.

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our new corporate complex.  This land provides us with the potential for up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase, which is now complete, provides us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase was approximately $110.0 million.  We have relocated all of our operations to the new corporate complex.  During 2006 we also acquired a facility in San Clemente, California to house our planned plastic molding operations.  From time to time we will continue to evaluate the need to commence the next phase of construction of our corporate complex.  We also will continue to evaluate the purchase of additional land or improved facilities to meet our future business needs.  In particular, we have entered into an agreement under which we have an option to purchase an additional 17.2 usable acres of land adjacent to our corporate complex.  Our occupancy costs have increased primarily due to increased square footage for our operations.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of some or all of our property, seek to sell some or all of our property and we may not exercise the option to purchase additional land adjacent to our corporate complex, any of which may have a negative impact on our operating results.  We have, and may continue to experience unanticipated decreases in productivity and other losses due to inefficiencies relating to any such transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of any new manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex and in our planned molding facility has, and could continue to result in lower than expected manufacturing output and higher than expected product costs.

The San Diego Airport Authority has issued a draft of proposed changes to land uses, such as restrictions on maximum building heights, personnel densities and hazardous materials storage, in areas surrounding airports throughout San Diego County.  Several of these changes, if approved, could potentially negatively impact our ability to construct our corporate complex as we currently plan.  These changes could also impact the adjacent land that we have an option to purchase.  In that case, we may need to alter our development plans for the remainder of our corporate complex.  However, any such regulatory changes are still in the early stages and it is not possible for us to predict whether any changes will be adopted or implemented, and whether such changes could adversely impact our corporate complex.

Long-lived and intangible assets may become impaired and result in an impairment charge.

At December 31, 2006, we had approximately $181.0 million of long-lived assets, including $29.9 million of land, $82.5 million of buildings and improvements, $45.0 million of equipment, furniture and fixtures and $13.5 million of capitalized license rights and other assets.  Buildings, building improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over their useful lives.  In San Diego, we have one building lease that expires in February 2007.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters.  Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

At December 31, 2006, we had approximately $13.1 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation and stock-based compensation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of shares issued under our stock plans.

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

If market acceptance of our products increases and potential new products are developed and commercialized, we may experience continued growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations.  Any such growth would result in an increase in responsibilities for both existing and new management personnel.  Our ability to manage growth effectively, particularly in international markets, will require us to continue to implement and improve our operational, financial and management information systems and internal control, and to train, motivate and manage our employees.  We may not be able to adequately manage our expansion, and a failure to do so could have a material adverse effect on us.

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

Our future success depends in part on the continued service of our key technical, sales, marketing and executive personnel, and on our ability to identify, hire and retain qualified personnel.  Competition for such personnel is intense and involves factors such as compensation, equity incentives, work culture, organization and direction.  We may not be able to retain existing personnel or identify or hire additional personnel.  We are currently actively recruiting for a significant number of key personnel for various positions in clinical and regulatory affairs.  We are also recruiting for several vacancies in more senior positions within marketing and operations.  If we are unable to retain existing personnel or identify or hire additional personnel, we may not be able to research, develop, commercialize or market our products as expected or on a timely basis, and as a result, our business may be harmed.

We may have significant clinical and product liability exposure.

The testing, manufacturing and marketing of medical diagnostic products entails an inherent risk of clinical and product liability claims.  Our launch of new products, subject to obtaining appropriate regulatory approvals, to assist in the diagnosis of other indications, such as sepsis, acute kidney injury and stroke, may further increase our risk of these claims.  Potential clinical and product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy.  In the future, our existing insurance may not be renewed at a cost and level of coverage comparable to that presently in effect, or at all.  In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, our liabilities could exceed our total assets.

Future changes in financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and/or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.  For example, as a result of changes approved by the Financial Accounting Standards Board, or FASB, on January 1, 2006 we began recording compensation expense in our statements of income for equity compensation instruments, including employee stock options, using the fair value method.  Our reported financial results beginning for the first quarter of 2006 have been, and for all foreseeable future periods will be, negatively and materially impacted by this accounting change.  Other potential changes in existing taxation rules related to stock options and other forms of equity compensation could also have a significant negative effect on our reported results.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

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

Item 1B.             Unresolved Staff Comments

Not applicable.

Item 2.                Properties

We currently own approximately 26.1 usable acres of land for our corporate complex in San Diego, California.  This land provides us with the potential for up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase, which is now complete, provides us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase was approximately $110.0 million.  We have relocated all of our operations to the new corporate complex.

In September 2006, we completed our purchase of a facility in San Clemente, California for $6.4 million.  The facility is approximately 38,000 square feet and will be utilized to manufacture plastic parts for our diagnostic test kits.  We are currently making improvements to the facility and installing new equipment needed for its operation.  Pending the completion of those tasks and the recruitment and training of additional personnel, we expect manufacturing operations to commence at the San Clemente facility in the first half of 2007.

In December 2006, we entered into an agreement to lease approximately 17.2 acres of land adjacent to our current San Diego corporate complex.  The lease is effective February 1, 2007 and expires in January 2012, subject to certain early termination rights.  Under this agreement, in consideration for an annual non-refundable option payment of $500,000, we also have an option to purchase this property at any time between September 1, 2007 and August 31, 2009.  If we elect to exercise the purchase option, the purchase price for the property will be equal to 97% of its fair market value at the time that we exercise the option, but in any event not more than approximately $33.7 million and not less than approximately $26.1 million, and any option payments will be applied to the final purchase price for the property.

We will continue to evaluate the potential purchase of this additional land or other improved facilities to meet our future business needs. In addition, from time to time we will continue to evaluate the need to commence the next phase of construction of our corporate complex. We expect our future occupancy costs to increase primarily due to increased square footage for our operations.

Should there be a downturn in our business or the markets in which we compete, we may not have a need to expand our facilities as we have planned.  As a result, we may then seek an alternative use for all or a portion of some or all of our property, seek to sell some or all of our property and we may not exercise the option to purchase additional land adjacent to our corporate complex, any of which may have a negative impact on our operating results.  We have, and may continue to experience unanticipated decreases in productivity and other losses due to inefficiencies relating to any such transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of any new manufacturing facilities.  For instance, the scale-up of manufacturing at our new corporate complex and in our planned molding facility has, and could continue to result in lower than expected manufacturing output and higher than expected product costs.

Internationally, we maintain the following offices, used for sales and/or marketing activities:

City, Country	Office space (in square feet)	Lease expiration date
Ghent, Belgium	538	November 2012
Jouy en Jousas, France	3,444	October 2009
Koln, Germany	2,885	July 2011
Scorze, Italy	6,458	September 2010
Morges, Switzerland	3,229	July 2011

We also lease offices in Madrid, Spain and Hong Kong, China under short-term arrangements. Certain of the leases contain the right of early termination at Biosite’s sole discretion at specific dates during the applicable lease term.  We believe our facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.                Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations or incidental to the normal course of our business.  As of the date of this Annual Report on Form 10-K, we are not engaged in any legal proceedings that may, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results.

Item 4.                Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol BSTE.  The following tables set forth the high and low sale prices for our common stock as reported for the periods indicated.

2005	High	Low
First Quarter	$64.09	$51.76
Second Quarter	$67.50	$50.65
Third Quarter	$61.98	$51.84
Fourth Quarter	$68.88	$52.53

2006	High	Low
First Quarter	$57.16	$46.65
Second Quarter	$58.18	$41.80
Third Quarter	$48.35	$38.08
Fourth Quarter	$50.25	$44.54

There were approximately 85 holders of record of our common stock as of February 20, 2007.  We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated by reference within Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities during the quarter ended December 31, 2006

Repurchases of Biosite Common Stock, par value $.01 per share

	Total Number of Shares Purchased	Average Price Paid Per Share (2)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 through 31	1,321,353	$52.51	1,321,353	—
November 1 through 30	—	—	—	—
December 1 through 31	582,971	$52.51	582,971	—
Total	1,904,324		1,904,324

(1)                In the fourth quarter of 2006, we paid Goldman, Sachs & Co. $100.0 million and received a substantial majority of the shares to be delivered under an accelerated stock repurchase agreement.  The agreement includes collar provisions that establish the minimum and maximum numbers of shares to be repurchased.  The specific number of shares to be repurchased is generally based on the volume-weighted average share price of our common shares during the six- to nine-month term of the accelerated stock repurchase agreement, subject to collar limits.  During the quarter ended December 31, 2006, we repurchased an aggregate of 1,904,324 shares of our common stock at a total cost of approximately $100.0 million, including commissions.  This represents the minimum number of shares that we will repurchase under the accelerated stock repurchase agreement.  Repurchases under the program were made using our own cash reserves.

(2)                Inclusive of commissions and costs.

(3)                The average price per share reflects the maximum price under our accelerated stock repurchase agreement.  The final price will not be known until we complete the program.

PERFORMANCE MEASUREMENT COMPARISON

This section is not “soliciting material” and shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference, and shall not otherwise be deemed filed under such Acts.

The following graph illustrates a comparison of the cumulative total stockholder return of the Company’s common stock with the Center for Research in Securities Prices Total Return Index for the Nasdaq Stock Market (U.S. and Foreign) (the “Nasdaq Composite Index”) and the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks Index (the “Nasdaq Medical Devices Index”) since December 31, 2001.  The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Biosite Incorporated, The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/01
12/02
12/03
12/04
12/05
12/06
Biosite Incorporated
NASDAQ Composite
NASDAQ Medical Equipment

*Assumes a $100 investment on December 31, 2001 in each of the Company’s common stock, the securities comprising the Center for Research in Securities Prices Total Return Index for the Nasdaq Stock Market (U.S. and Foreign) and the securities comprising the Nasdaq Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks Index (NMDI), including reinvestment of dividends.

Item 6.                                                         Selected Financial Data

The following table sets forth selected consolidated financial data for each of our last five fiscal years during the period ended December 31, 2006.  You should read this data in conjunction with Item 7, ”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

(in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004	2003	2002
Statement of Income Data:
Revenues:
Product sales	$303,261	$282,772	$240,607	$169,298	$100,830
Contract revenues	5,331	4,927	4,335	4,066	4,396
Total revenues	308,592	287,699	244,942	173,364	105,226

Operating expenses:
Cost of product sales	94,228	85,108	79,388	58,567	31,312
Selling, general and administrative	97,098	74,758	65,394	51,944	34,208
Research and development	53,043	42,215	35,694	24,474	16,160
License and patent disputes	3,142	1,977	178	—	4,043
Total operating expenses	247,511	204,058	180,654	134,985	85,723

Operating income	61,081	83,641	64,288	38,379	19,503
Interest and other income, net	4,244	2,722	1,313	1,436	1,971
Income before provision for income taxes	65,325	86,363	65,601	39,815	21,474
Provision for income taxes	(25,331)	(32,334)	(24,153)	(15,052)	(8,080)
Net income	$39,994	$54,029	$41,448	$24,763	$13,394
Basic net income per share	$2.33	$3.16	$2.61	$1.62	$0.91
Diluted net income per share	$2.20	$2.92	$2.42	$1.50	$0.86
Common and common equivalent shares used in computing per share amounts (1)
—Basic	17,186	17,092	15,889	15,295	14,742
—Diluted	18,186	18,505	17,097	16,497	15,512

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$64,229	$132,412	$72,410	$53,934	$71,165
Working capital	110,930	165,660	114,794	90,875	80,970
Total assets	326,587	367,926	283,515	194,624	131,254
Long-term obligations, less current portion	11,763	13,457	17,105	17,593	5,253
Stockholders’ equity	280,155	315,365	220,337	152,903	107,941

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

Overview

Founded in 1988, Biosite Incorporated is a global medical diagnostic company utilizing a biotechnology approach to create products for the diagnosis of critical diseases and conditions. Our primary business goal is to leverage our research and development advances and our installed base of existing customers to deliver first-in-class blood tests that provide diagnostic information not readily available to physicians treating acute diseases and conditions. To do this, we focus on validating, and patenting when possible, novel protein biomarkers and panels of biomarkers, manufacturing complex products at appreciable profit margins, conducting strategic clinical studies intended to validate our products’ diagnostic utilities and demonstrate favorable outcomes, and educating healthcare providers on the benefits of our diagnostic tests.

Our products are principally sold to acute care hospitals, which number approximately 5,100 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  We also use a network of distributors both in the United States and internationally.  We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post- sale education and training.

Fisher distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We have a distribution agreement with Fisher that extends through December 31, 2008, subject to some limited exceptions pursuant to which a party may elect to terminate the agreement earlier.  Sales to Fisher represented 81% and 84% of our product sales in 2006 and 2005, respectively.  We primarily utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.

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

In 2006, we increased our direct sales force and field support staff dedicated to physician office laboratories to 23 individuals.  We are currently evaluating further increases in our sales force and field support personnel dedicated to physician office laboratories in the United States as well as increases in such personnel dedicated to European markets.  Depending on their cost and timing, we expect our sales, general and administrative expenses to increase in 2007 as a result of these increases in personnel.

Our total revenues for 2006 were $308.6 million, representing a 7% increase over 2005.  While sales of our Triage BNP Test products have represented the largest portion of our historical product sales and the primary driver of our historical growth, during 2006 increased sales of our other cardiovascular products contributed significantly more than in past periods to our growth in product sales.  Our meter-based Triage BNP Test, which is primarily used to aid in the diagnosis of heart failure, was launched domestically in January 2001.  It was the first blood test available to aid in the detection of heart failure and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  In January 2004, we began marketing our Triage BNP Test for Beckman Coulter® Immunoassay Systems in the United States.  As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage Meter system or any of Beckman Coulter Inc.’s automated immunoassay systems.

Today, our Triage BNP Test products are among several FDA-cleared blood products used to aid in the diagnosis of heart failure.  These include products from Siemens, Dade Behring, Roche Diagnostics, Abbott Laboratories and Ortho Clinical Diagnostics, which offer products based on large, centralized automated testing platforms.  In addition, Abbott Laboratories now offers a BNP test on its i-STAT meter product, which is designed for use at the point-of-care.  In January 2007, GE announced that it entered into a definitive agreement to purchase the laboratory diagnostics business of Abbott Laboratories, including Abbott’s i-STAT product line.  We have experienced, and continue to experience, competition from these companies and anticipate competition from others in the future.  Our competitors may succeed in developing or marketing products that are more effective or more commercially attractive than the Triage BNP Tests.  Moreover, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully with these and other competitors in the future.

With several diagnostic products commercialized, our focus has expanded to include the search for proprietary disease biomarkers that can potentially be applied to our testing platforms or to platforms marketed by other diagnostic companies with whom we might collaborate.  To that end, in 1999 we launched Biosite Discovery, a research program.  Through Biosite Discovery, we leverage our expertise in phage display antibody development to access protein targets via collaborations with clinical institutions or commercial companies, or via our internal research and licensing programs.  Biosite Discovery has also attracted the interest of leading clinical collaborators, who provide patient samples and assist in the analysis of clinical data.  The discovery of new disease markers and the extension of applications for existing products could enable us to expand our product sales into other healthcare market segments.

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

Revenue Recognition.  We recognize product sales upon shipment, including to Fisher and our other distributors, unless there are significant post-delivery obligations or collection is not considered probable at the time of shipment.  Generally, we do not have any significant post-delivery obligations associated with our product sales and our credit losses have been minimal.  We record an estimate of end-user sales rebates as a reduction of product sales at the time of shipment.  The sales rebates are primarily earned by the customer under a contract, payable by us at a specified rate and are based on an estimate of the customer’s attainment of a specified minimum purchase level for a specified product over a stated period of time.  We do monitor inventory levels of our products at Fisher and historically, those levels have been, on average, approximately one month or less.

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

Inventories and Related Allowances.  Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess, obsolete and potential scrap inventories.  The estimated allowance for excess, obsolete and potential scrap inventories is based on inventories on hand compared to estimated future usage and sales, and assumptions about the likelihood of scrap or obsolescence.  During our manufacturing processes, some work-in-process inventories require additional testing or re-work to meet technical specifications.  These inventories are tracked using a specific identification method and reviewed on a monthly basis to determine their status and an estimated reserve for potential scrap is calculated.  Our estimates for potential scrap for these inventories may change as further testing and re-work is performed.  If actual scrap is different from our estimates, revisions to the scrap reserve would be required at the time of such determination and could positively or negatively affect our reported operating results.

We regularly review inventory quantities on hand and record an allowance for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next two to five years.  Future events or factors may affect the net realizable value of our inventories and our estimates and assumptions used to determine our allowance for excess, obsolete and potential scrap inventories.  Such events or factors include manufacturing quality, unanticipated acceleration or deceleration of product demand, changes in technology or production methods and new product development.  These factors could result in an increase or decrease of our estimates of excess, obsolete or potential scrap inventory on hand.  Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the allowance required for excess, obsolete and potential scrap inventory.  In the future, if we determine that the estimated net realizable value of our inventory may be overstated, we will record such reduction in value as additional cost of sales at the time of such determination.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological development could have a significant impact on the value of our inventory and our reported operating results.

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

During the fourth quarter of 2006, the California Franchise Tax Board completed its field audit of our state income tax returns for all years through December 31, 2003.  Based on the results of the examination, we decreased previously recorded tax contingency reserves by approximately $980,000, all of which favorably impacted our tax provision for the quarter ended December 31, 2006.

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

Under FAS 123(R), stock-based compensation cost is measured at the grant date, based upon the estimated fair value of the award, and is recognized as compensation expense over the employee’s requisite service period.  We adopted the provisions of FAS 123(R) on January 1, 2006 using the modified prospective method, which provides for certain changes to the method for valuing stock-based compensation.  Under the modified prospective method, prior periods are not revised for comparative purposes.  The valuation provisions of FAS 123(R) apply both to new stock-based awards and to awards that are outstanding on January 1, 2006 but are subsequently modified or cancelled.  Estimated compensation expense for awards outstanding at January 1, 2006 is recognized over the remaining service period using the compensation cost calculated for pro forma purposes under FAS 123.  Included in the disclosures to the accompanying financial statements is information regarding our share-based payment valuation methodology, the significant assumptions used in our valuation models, our estimated stock-based compensation, and its effect on our net income and net income per share as required by FAS No. 123(R).

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

For purposes of estimating the fair value of stock options granted during 2006 using the Aon Actuarial Binomial Model, we have made an estimate using subjective assumptions regarding our expected stock price volatility (weighted average of 46%).  We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock.  If our stock price volatility assumption for the stock options granted during 2006 was increased by 10% to 56%, the weighted average estimated fair value of stock options granted during that period would increase by $2.97 per share, or 14.1%.

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

Recent Developments

None

Results of Operations

Years ended December 31, 2006 and 2005

Product Sales.   Product sales by product family were as follows (in thousands):

	Year ended		$$	%
	December 31,		Increase /	Increase /
Product Family	2006	2005	(Decrease)	(Decrease)

Cardiovascular products:
Triage BNP Test products	$196,393	$189,614	$6,779	4%
Triage Cardiac Panel	28,312	26,195	2,117	8%
Triage CardioProfiler and Profiler SOB Panels	20,112	10,489	9,623	92%
Triage D-Dimer Test	6,335	2,858	3,477	122%
Triage Stroke Panel	118	17	101	594%
Total Cardiovascular products	251,270	229,173	22,097	10%

Other products:
Triage Drugs of Abuse and TOX Drug Screen products	44,291	45,050	(759)	(2)%
Triage Microbiology products	5,476	5,818	(342)	(6)%
Triage Meter products	2,224	2,731	(507)	(19)%
Total Other products	51,991	53,599	(1,608)	(3)%
Total Product Sales	$303,261	$282,772	$20,489	7%

Product Sales.  Product sales for 2006 were $303.3 million, representing an increase of 7% compared to $282.8 million for 2005.  The $20.5 million increase in total product sales consisted primarily of product sales growth resulting from an increase in sales volume of $29.9 million, partially offset by a decrease in product sales resulting from lower average selling prices of approximately $9.4 million.  In 2006, growth in the sales volume of our Triage BNP Tests represented 41% of the product sales growth resulting from an increase in sales volume.  By comparison, in 2005, growth in the sales volume of our Triage BNP Tests represented 69% of the product sales growth resulting from an increase in sales volume.

Primarily as a result of significant fluctuations in customer demand, inventory levels of our products have been, and in the future may be, below or above targeted stocking levels.  We adjust our manufacturing output by both adjusting our production activities and the number of production shifts we operate, as well as by implementing additional manufacturing equipment.  This allows us to modify our production volumes and manufacturing throughput to meet expected customer demand and targeted stocking levels.  Our product sales are also impacted by the buying patterns of our distributors and other customers.  Additionally, we believe that our products are subject to some seasonality in their use.  Higher utilization rates of our Triage BNP Tests may be due to a higher number of emergency department, or ED, visits by patients exhibiting shortness of breath, a symptom of heart failure and of influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our Triage BNP Test products, as well as from an increase in the number of users within the hospitals.  Product sales to our distributors in future periods will be impacted as we and our distributors attempt to adjust our distributors’ inventories to targeted stocking levels and as we seek to improve our effectiveness and efficiency in adjusting our manufacturing output.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage CardioProfiler Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test, and Triage Stroke Panel, totaled $251.3 million for 2006.  This represented an increase of 10% as compared to product sales of $229.2 million for 2005.  For 2006, the product sales growth of our cardiovascular products was primarily due to growth in sales unit volume of our Triage BNP Tests of $12.2 million and our Triage Profiler Panels of $11.2 million.  This increase was partially offset by a reduction in product sales due to a decline in the average sales price of our Triage BNP Tests of $5.4 million.

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

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel, Triage Parasite Panel and Triage Meter, were $52.0 million and $53.6 million for 2006 and 2005, respectively, representing a decrease of 3%.  The decrease in sales of these products was primarily due to decreases in sales of the Triage Drugs of Abuse Panel of $5.1 million and Triage Meter of $507,000 for 2006, compared with 2005.  The decrease was partially offset by growth in sales of our Triage TOX Drug Screen of $4.3 million, compared with 2005.  We believe that domestic sales of the Triage Drugs of Abuse Panel products may continue to decline as the available U.S. hospital market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for 2006 were $5.3 million, compared to $4.9 million for 2005.

Contract revenues recognized during 2006 and 2005 consisted primarily of research funding.  During both 2006 and 2005, we recognized $3.0 million of research funding from an alliance with Medarex Inc., which expires in May 2008.  The increase in contract revenues for 2006 as compared to 2005 was primarily related to an increase in funding for research and development services performed of $820,000.  The increase was partially offset by a $600,000 decrease in annual maintenance fees on antibodies produced by Biosite that are used in research and development programs of our partners.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenues, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were $8.9 million for 2006, compared to $8.0 million for 2005.  These costs are included in research and development expenses.  If we are unable to renew or enter into research alliances, we expect a decrease in contract revenues in 2008 primarily due to the expiration of our agreement with Medarex.

Cost of Product Sales and Gross Profit From Product Sales.  Gross profit from product sales for 2006 was $209.0 million, representing an increase of 6% compared to $197.7 million for 2005.  The $11.3 million increase in gross profit from product sales in 2006, compared to 2005, consisted of $14.3 million attributable to product sales growth, partially offset by a $3.0 million decrease resulting from changes in the gross margins of our different products.  The overall gross margin for 2006 decreased to 69%, compared to 70% for 2005.  The decrease in the overall gross margin for 2006 as compared to 2005 was primarily due to a $2.7 million increase in stock-based compensation expense.

We expect our overall gross margin to fluctuate in future periods as a result of the changing mix of products sold with different gross margins, changes in our manufacturing processes or costs, and competitive pricing pressures.  Any new products that we successfully develop, acquire and sell may change our future gross margins.  Manufacturing inefficiencies, including inefficiencies experienced as we attempt to manufacture newer products on a larger scale, adjust to our new manufacturing facilities and an increase or decrease in our manufacturing capacity, production volumes and manufacturing output, will also impact our gross margins.  We have recently made significant investments in facilities, equipment and technology for new programs designed to develop internal capabilities to manufacture certain product components that we currently purchase through vendors.  These investments could adversely impact our gross profit in the future if planned efficiencies are not attained.  Our manufacturing overhead costs are spread over the changing production volumes manufactured during a quarter on a first-in, first-out basis.

We expect our cost of product sales in 2007 to be higher than 2006 as we anticipate that our fixed occupancy costs, including depreciation expense, will increase because our manufacturing operations at our new corporate complex occupy a much larger space than in our previous manufacturing facilities, and because of our purchase of a new facility to house our future in-house production of certain plastic components of our products.  We have experienced, and may continue to experience, unanticipated decreases in productivity and other losses due to inefficiencies relating to these activities.  For instance, the scale-up of manufacturing at our new corporate complex has resulted, and could continue to result in lower than expected manufacturing output and higher than expected product costs.  In addition, we are incurring expenses relating to the scale-up of our plastic injection molding facility, which is not currently operational.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses increased 30% to $97.1 million for 2006, from $74.8 million for 2005.  At December 31, 2006, our headcount for SG&A functions totaled 384 employees, compared with 350 at December 31, 2005.  The increase in SG&A expenses for 2006 consisted primarily of $15.1 million in stock-based compensation expense.  Also, as a result of growth in sales activities, marketing activities and general administrative resources for 2006, employee-related expenses, excluding stock-based compensation, increased approximately $2.8 million in 2006, as compared to 2005.  Our facilities expenses related to SG&A activities also increased by $1.8 million in 2006, as compared to 2005, primarily due to costs related to the move from our previous facilities to our new corporate complex.

We expect SG&A expenses to increase in 2007 as compared to 2006 as we continue to increase our sales, marketing, clinical education, technical service and general administration resources, to address the physician office laboratories market in the United States, and as we continue to build our direct sales, distribution and administrative infrastructure in Europe.  We also expect other non-employee-related costs, including sales and marketing program activities for our new products, to grow as our overall operations grow.  The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products as well as on the timing of any new product launches and our assessment of resources to address new market segments such as physician offices.  We expect our expense for stock-based payments, such as stock options, to decrease in 2007 as compared to 2006.

Research and Development Expenses.  Research and development, or R&D, expenses increased 26% to $53.0 million for 2006 from $42.2 million for 2005.  The increase in R&D expenses for 2006 consisted primarily of an increase in stock-based compensation expense of $7.0 million, an increase in equipment related expenses, including depreciation, of $1.1 million, and an increase in expenses for supplies used in our R&D activities of $971,000.  During 2006, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new panel for acute coronary syndrome, or ACS, and on other diagnostic products for critical health conditions such as sepsis and acute kidney injury.  We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

We expect R&D expenses in 2007 to be higher than in 2006 and to relate primarily to:

•                  product development efforts, including the development of potential products for ACS, sepsis, acute kidney injury and stroke;

•                  clinical studies, including studies associated with potential products for sepsis, acute kidney injury, stroke and chest pain and studies related to the exploration and validation of other potential uses for our Triage BNP Tests, as well as the continuing development of our infrastructure to address our increasing clinical study activities;

•                  engineering development programs intended to automate and improve manufacturing processes and improve the Triage Meter Platform;

•                  manufacturing scale-up for potential new products;

•                  costs associated with FDA submissions for products under development and other interactions with the FDA;

•                  Biosite Discovery activities; and

•                  performance-based cash compensation.

The timing of such increased expenditures and their magnitude are primarily dependent on the timing and progress of our R&D efforts, which are subject to a variety of risks and uncertainties.  For instance, the number, size, duration and complexity of our clinical studies has increased and we expect will continue to increase significantly in 2007.  Conducting clinical studies is a complex, time-consuming and expensive process.  The length of time, number of study sites and patients required for clinical studies vary substantially according to the type, complexity, novelty and intended use of the potential product, and therefore, we may spend as much as several years completing certain studies.  We estimate our clinical trial expenses, including internal and external costs, will be approximately $7.0 million to $9.0 million in 2007.

Our R&D resources are organized and evaluated by functional areas. Each of these areas works simultaneously on multiple R&D projects. We track our R&D expenses by those functional areas and we have not tracked our R&D spending on a project-by-project or product-by-product basis. We do not track all of our R&D expenditures by individual projects and products because many of the costs and activities benefit multiple R&D projects and products.

License and Patent Disputes.  Expenses associated with license and patent disputes were $3.1 million for 2006, compared to $2.0 million in 2005.  In 2006, these expenses consisted primarily of a $2.9 million portion of the $8.5 million settlement payment related to our litigation with Roche Diagnostics Corporation and its affiliates, which was recognized in 2006.

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that we were infringing two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates (the “Indiana Case”).  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH were infringing two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us.  We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

In July 2006, we and Roche entered into an agreement to settle both the Indiana Case and the California Case. The settlement involves a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases.  Under the terms of the settlement agreement, we and Roche dismissed our respective complaints in the Indiana Case and the California Case.  We made a one-time license payment of $8.5 million to Roche.  Of the $8.5 million license payment, $2.9 million was recognized in the second quarter of 2006 as license amortization expense related to prior periods and charged to license and patent disputes.  The remaining $5.6 million was capitalized as the cost of the license and will be amortized to cost of product sales over the remaining life of the Roche patents, the last of which expires in June 2013.  We expect our license and patent dispute expenses to decrease in 2007 as compared to 2006.

Interest and Other Income, Net.  Interest and other income, net was $4.2 million for 2006, compared to $2.7 million for 2005.  The increase for 2006 resulted primarily from increases in interest income of approximately $1.6 million, due to higher average balances of cash and marketable securities and higher interest rates compared to 2005.  The increase during 2006 was also partially attributable to net unrealized gains on receivables and payables denominated in foreign currencies of $257,000, compared with net unrealized losses of $207,000 in 2005.  The increase was partially offset by additional interest expense of $557,000 for 2006 as compared to 2005.

We expect interest and other income for 2007 to be lower than 2006 due to lower average balances of cash and marketable securities compared to 2006.

Provision for Income Taxes.  Primarily as a result of the amount of estimated pre-tax income and the estimated tax credits and other permanent differences between our reported and taxable income in 2006, such as differences related to stock-based compensation, we recorded a provision for income taxes of $25.3 million for 2006, equivalent to an effective tax rate of 38.8%.  For 2005, we recorded a provision for income taxes of $32.3 million, equivalent to an effective tax rate of 37.4%.  The increase in the effective tax rate is primarily due to the effect of the adoption of FAS 123(R).  The increase was offset by a 2.8% decrease in the rate resulting from the release of tax reserves upon finalization of federal and California tax audits.

During the first quarter of 2006, the IRS completed its field audit of our federal income tax returns for all years through December 31, 2004.  Based on the results of the examination, we decreased previously recorded tax contingency reserves by approximately $1.2 million, of which $891,000 favorably impacted our tax provision for the quarter ended March 31, 2006 and $340,000 was recorded as an increase to our paid-in capital.

During the fourth quarter of 2006, the California Franchise Tax Board completed its field audit of our state income tax returns for all years through December 31, 2003.  Based on the results of the examination, we decreased previously recorded tax contingency reserves by approximately $980,000, all of which impacted our tax provision for the quarter ended December 31, 2006.

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

Stock-Based Compensation.  On January 1, 2006, we adopted FAS 123(R), Share-Based Payment, which requires that we record compensation expense in the statement of income for stock-based payments, such as employee stock options, using the fair value method.  The valuation provisions of FAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 and are subsequently modified or cancelled.  Under the modified prospective method, financial statements for prior periods are not revised for comparative purposes. For the year ended December 31, 2006, we recorded compensation expense totaling $24.9 million, and we recorded $7.2 million of tax benefits associated with the compensation expense and the disqualifying disposition of incentive stock options and stock purchase rights occurring during the same periods.  The net impact of our adoption of FAS 123(R) was to reduce our diluted earnings per share by $1.01 for 2006, after consideration of the impact of FAS 123(R) on the number of diluted shares used in the calculation.  The stock-based compensation was recorded as part of employee expenses within each of the components of our operating expenses and tax provision during 2006 as follows:

(in thousands, except per share data)

Year ended December 31, 2006

Cost of product sales	$2,728
Selling, general and administrative	15,100
Research and development	7,031
Stock-based compensation expense, before taxes	24,859
Related income tax benefits	(7,217)
Stock-based compensation expense, net of taxes	$17,642

Net stock-based compensation expense, per common share
Basic	$1.02
Diluted	$1.01

The requirements of FAS 123(R), including the recording of stock-based compensation expense, tax benefits or expense related to share-based awards and changes to the calculation of diluted shares used in computation of earnings per share, have had and will continue to have a material effect on our financial results reported under U.S. GAAP.  As of December 31, 2006, there was $32.6 million of unrecognized compensation cost related to outstanding stock options that is expected to be recognized as a component of our operating expenses over a weighted-average period of 2.5 years, and there was $2.1 million of unrecognized compensation cost related to outstanding employee stock purchase plan, or ESPP, rights that is expected to be recognized over a weighted-average period of 8.1 months.  The issuance of new share-based awards will further impact our future financial results.  However, such share-based payments will never result in the payment of cash by us.  For this reason, and because we do not view stock-based compensation as related to our operational performance, we exclude the stock-based compensation expense when we evaluate our financial and business performance, including for internal resource management, planning and forecasting purposes.

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

For purposes of estimating the fair value of stock options granted during 2006 using the Aon Actuarial Binomial Model, we have made an estimate using subjective assumptions regarding our expected stock price volatility (weighted average of 46%).  We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock.  If our stock price volatility assumption for the stock options granted during 2006 was increased by 10% to 56%, the weighted average estimated fair value of stock options granted during that period would increase by $2.97 per share, or 14.1%.

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

Years ended December 31, 2005 and 2004

Product Sales.  Product sales for 2005 were $282.8 million, representing an increase of 18% compared to $240.6 million for 2004.  The $42.2 million increase in total product sales consisted primarily of product sales growth resulting from an increase in sales volume of $46.7 million, partially offset by a decrease in product sales resulting from lower average selling prices of approximately $4.5 million.  In 2005, growth in the sales volume of our Triage BNP Tests represented 69% of the product sales growth resulting from an increase in sales volume.  By comparison, in 2004, growth in the sales volume of our Triage BNP Tests represented 85% of the product sales growth resulting from an increase in sales volume.

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage CardioProfiler Panel, Triage Profiler Shortness of Breath Panel and Triage D-Dimer Test totaled $231.9 million for 2005.  This represented an increase of 20% as compared to $192.5 million for 2004.  The product sales growth of our cardiovascular products was primarily due to growth in sales volume of our Triage BNP Tests of $32.3 million, and of our Triage Profiler Panels of $9.0 million.  This increase was partially offset by a reduction in product sales due to a decline in the average sales price of our Triage BNP Tests of $4.7 million.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel, Triage Parasite Panel and Triage Meter were $50.9 million for 2005.  This represented an increase of 6% as compared to $48.1 million for 2004.  The increase in sales of these products for 2005 was primarily due to the growth in sales volume of our Triage TOX Drug Screen of $4.3 million.  The increase was partially offset by a decrease in sales volume of the Triage Drugs of Abuse Panel of $2.6 million.

Contract Revenues.  Contract revenues for 2005 were $4.9 million, compared to $4.3 million for 2004.  Contract revenues recognized during 2005 and 2004 consisted primarily of research funding.  During both 2005 and 2004, we recognized $3.0 million of research funding from Medarex.  The increase in contract revenues for 2005 as compared to 2004 was related to an increase of $900,000 in annual maintenance fees on antibodies produced by Biosite that are used in research and development programs of our partners.  The increase was partially offset by a $250,000 decrease in research milestone payments.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenues, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were $8.0 million for 2005, compared to $6.5 million for 2004.  These costs are included in research and development expenses.

Cost of Product Sales and Gross Profit From Product Sales.  Gross profit from product sales for 2005 was $197.7 million, representing an increase of 23% compared to $161.2 million for 2004.  The $36.5 million increase in gross profit from product sales in 2005, compared to 2004, consisted of $28.3 million attributable to product sales growth and $8.2 million resulting from changes in the gross margins of our different products.  The overall gross margin for 2005 increased to 70%, compared to 67% for 2004.  The increase in the overall gross margin was primarily due to operational improvements that resulted in greater manufacturing efficiencies and lower scrap.

Selling, General and Administrative Expenses.  SG&A expenses for 2005 were $74.8 million, representing an increase of 14%, compared to $65.4 million for 2004.  At December 31, 2005, our headcount for SG&A functions totaled 350 employees, compared with 315 employees at December 31, 2004.  The increase in SG&A expenses was primarily associated with the addition of sales, clinical education and technical service resources, and administrative support.  The expansion of our direct sales, marketing and distribution operations in Europe resulted in increases in SG&A expenses of $3.6 million in 2005 as compared to 2004.  Our facilities expenses related to SG&A activities increased by approximately $2.4 million in 2005, as compared to 2004, primarily due to costs related to the relocation to our new corporate complex in 2005.  Also, as a result of growth in sales activities, marketing activities and general administrative resources for 2005, employee-related expenses in the United States increased approximately $2.2 million as compared to 2004.

Research and Development Expenses.  R&D expenses for 2005 were $42.2 million, representing an increase of approximately 18% compared to $35.7 million for 2004.  The increase in R&D expenses for 2005 consisted primarily of an increase in employee expenses of $2.9 million.  Additionally, for 2005, we experienced increases in consultant, clinical studies and patent-related expenses of $1.9 million and increases in facilities costs of $611,000 as compared to 2004.  During 2005, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new ACS panel and other diagnostic products for critical health conditions such as sepsis.  We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

License and Patent Disputes.  Expenses associated with license and patent disputes were $2.0 million in 2005, compared to $178,000 in 2004. The expenses consisted of legal costs related to our litigation with Roche Diagnostics Corporation and its affiliates.

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

•                       cash used for our stock repurchase programs; and

•                       expenditures related to equipment and improvements used to increase our manufacturing capacity, improve our manufacturing efficiency and expand our research and development activities.

Other factors that impact our cash inflow and outflow include the following:

•                  We have experienced gross margins greater than 65% and operating margins greater than 19% in each of the last three years.  As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations; and

•                  Fisher, which accounted for 81% of our product sales in 2006, has historically been a timely and predictable payor of its outstanding accounts receivable.  We have a distribution relationship with Fisher that expires on December 31, 2008; and

•                  fluctuations in our working capital.

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $64.2 million compared with $132.4 million as of December 31, 2005.  The primary inflow of cash during 2006 was approximately $75.1 million generated from operating activities, for which the sales volume growth of our cardiovascular products was the primary driver.  Additionally, we generated $22.9 million in cash from proceeds from the issuance of shares under our stock plans during 2006.  Future proceeds from exercise of stock options and participation in our employee stock purchase plan will depend primarily upon the behavior, expectations and needs of the plan participants and upon our stock price.

The primary cash outflow during 2006 was attributable to the repurchase of an aggregate of approximately 2.5 million shares of our common stock for approximately $130.0 million, including commissions.  Another non-operating cash outflow during 2006 was $24.0 million used for the purchase of property and equipment, including $6.4 million for the purchase of a plastic injection molding facility in San Clemente, California.

In October 2006, our Board of Directors approved a $100.0 million stock repurchase program.  In connection with this stock repurchase program, we entered into a privately negotiated transaction with Goldman, Sachs & Co. to repurchase $100.0 million of our common stock.  The agreement includes collar provisions that establish the minimum and maximum numbers of shares to be repurchased.  The specific number of shares to be repurchased is generally based on the volume-weighted average share price of our common shares during the six- to nine-month term of the accelerated repurchase agreement, subject to collar limits.  In the fourth quarter of 2006, we paid Goldman Sachs $100.0 million in exchange for 1.9 million shares that were received and retired.   This repurchase was made using our own cash reserves.  Upon termination of the program in July 2007, we may be entitled to additional shares subject to the collar provisions.  In addition, we repurchased an additional approximate 576,000 shares of our common stock for $30.0 million in the first quarter of 2006.

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our corporate complex.  This land provides us with the potential for up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase, which is now complete, provides us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase was approximately $110.0 million.  We have relocated all of our operations to the new corporate complex.  From time to time we will continue to evaluate the need to commence the next phase of construction of our corporate complex. We also will continue to evaluate the purchase of additional land or improved facilities to meet our future business needs.  We expect our future occupancy costs to increase primarily due to increased square footage for our operations.

In December 2006, we entered into an agreement to lease approximately 17.2 acres of land adjacent to our current San Diego corporate complex.  The lease is effective February 1, 2007 and expires January 31, 2012, subject to certain early termination rights.  Under this agreement, in consideration for an annual non-refundable option payment of $500,000, we also have an option to purchase this property at any time between September 1, 2007 and August 31, 2009.  If we elect to exercise the purchase option, the purchase price for the property will be equal to 97% of its fair market value at the time that we exercise the option, but in any event not more than approximately $33.7 million and not less than approximately $26.1 million, and any option payments will be applied to the final purchase price for the property.

In September 2006, we completed our purchase of a facility in San Clemente, California for $6.4 million.  The facility is approximately 38,000 square feet and will be utilized to manufacture plastic parts for our diagnostic test kits.  We are currently making improvements to the facility and installing equipment needed for its operation.  Pending the completion of those tasks and the recruitment and training of additional personnel, we expect manufacturing operations to commence at the San Clemente facility in the first half of 2007.

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

•                       the potential repurchase of our common stock;

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

For 2007, we plan to spend approximately $25.0 million in cash for capital expenditures, primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment and for facilities improvements.  We intend to use our currently available cash and cash we expect to generate from operating activities to address our capital requirements.  We expect that the performance of our product sales and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.  We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.

We believe that our available cash, cash from operations and proceeds from the issuance of stock under our stock plans will be sufficient to satisfy our funding needs for at least the next 24 months, except in the event that we determine to accelerate the development and/or construction of the remaining phases of our corporate complex or purchase additional land or improved facilities.  We used our available cash balances to purchase the land for our new corporate complex and pay for the design and construction costs.  We also used available cash balances to repurchase $130.0 million of our common stock during 2006.  During the fourth quarter of 2006, we used our available cash to make an $8.5 million payment to Roche under the terms of our settlement agreement.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

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

•                       expansion of our manufacturing capacity and our facilities expansion needs, including the possible purchase of land adjacent to our San Diego corporate complex;

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006.  This table should be read in conjunction with the remainder of this Item 7, ”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$10,969	$5,628	$5,226	$115	$—
Operating lease obligations (1)	4,094	1,341	2,260	481	12
Purchase obligations (2)	25,505	23,729	1,655	121	—
Total	$40,568	$30,698	$9,141	$717	$12

(1)                                 Operating lease obligations includes the annual option payments of $500,000 for 2007, 2008 and 2009 related to the option to purchase approximately 17.2 acres of land adjacent to our current San Diego corporate complex.

(2)                                 Purchase obligations include commitments to purchase components and raw materials used in the manufacture of our products, and other recurring purchases and services, including clinical trial services, made in the normal course of business to meet operational and capital expenditure requirements.

We have executed agreements to license technologies that are covered by the intellectual property rights of third parties. The financial and commercial terms of each of these agreements vary significantly, and in virtually all cases our payment obligations under any individual agreement are not material to our business as a whole.  For the most part, the license agreements call for potential cash outflows for milestone payments and future royalties based on product sales utilizing the licensed technologies.  The milestone payments under these agreements are primarily dependent on achieving product development goals, commencement of clinical studies of a product utilizing the licensed technology or meeting commercialization objectives, or any combination thereof.  Examples of milestones for which we would make payments would include: 1) initiation of clinical studies of a potential product that is covered by the licensed technologies, 2) FDA clearance to market a product that is covered by the licensed technologies, and 3) the first sale of a product that is covered by the licensed technologies in a specific territory.  The attainment of the milestones is highly uncertain and dependent upon many contingencies.  Additionally, we exercise discretion whether to continue to utilize the licensed technologies.  At any time, we may, for technical or economic reasons, decide to discontinue utilizing the licensed technologies and would incur no further financial obligations beyond those payments already made.  As of December 31, 2006, there were no milestones, either individually or in the aggregate, under our licensing and collaborative agreements for which we believe material payments were required to be made, and, in the future, we believe that there are approximately $1.3 million in payments that are reasonably likely to be made.

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

Since 2003, we have significantly expanded our direct sales and distribution operations in Switzerland, France, Germany, Belgium, Luxembourg, the United Kingdom, Italy and the Netherlands, and we may expand into additional countries in the future.  Sales and costs resulting from these direct sales operations are denominated in local currencies and are subject to fluctuations in currency exchange rates from the translation of these operations to U.S. dollars.  Further, we routinely enter into transactions in currencies other than the U.S. dollar, such as purchases of our Triage Meter inventory from LRE Technology Partner Gmbh, or LRE, intercompany sales of inventory to our foreign subsidiaries, leases of facilities outside the United States and other operating costs.  As a result, our costs will fluctuate along with the currencies and general economic conditions in the countries in which we do business, which could negatively impact our financial results.

We have on occasion purchased forward exchange contracts to manage specific currency exposures to exchange rate changes and may do so in the future.  As of December 31, 2006, we had outstanding forward exchange contracts with a notional principal value of $2.1 million, settling on various dates through May 2007.  Including the impact of net gains and losses on these forward exchange contracts, we recognized a net currency exchange gain on foreign currency denominated transactions of $257,000 for 2006, compared to a net loss of $207,000 for 2005.  The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Biosite Incorporated

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Controls Over Financial Reporting, that Biosite Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biosite Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Biosite Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Biosite Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biosite Incorporated as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Biosite Incorporated and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 23, 2007

Item 9B.                                                  Other Information

Not applicable.

PART III

Some information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item is contained in the sections entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the sections entitled “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement and it incorporated herein by reference.

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

(3)         Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.3(1)	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.

3.4(2)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.5(3)	Certificate of Amendment to the Restated Certificate of Incorporation.

3.6(4)	Amended and Restated Bylaws.

4.1(2)	Form of Common Stock Certificate with rights legend.

10.1(5) (A)	Amended and Restated 1989 Stock Plan of Biosite Incorporated.

10.2(6) (A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated (“1996 Stock Plan”).

10.3 (A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

10.4 (A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.

10.5 (7)(A)	Biosite Incorporated 2002 Nonqualified Stock Incentive Plan.

10.6 (A)	Form of Nonstatutory Stock Option Agreement under the 2002 Stock Plan.

10.7(8) (A)	Biosite Incorporated Amended and Restated Employee Stock Purchase Plan.

10.8(9) (A)	Biosite Incorporated Executive Bonus Plan.

10.9(10) (A)	Biosite Incorporated Change in Control Severance Benefit Plan.

10.10(10) (A)	Form of Director Fee Deferral Program under the 1996 Stock Plan.

10.11(11) (A)	Biosite Incorporated Nonqualified Deferred Compensation Plan effective June 1, 2002.

10.12(12) (A)	Biosite Incorporated 409A Nonqualified Deferred Compensation Plan effective January 1, 2005.

10.13(13) (A)	Form of Indemnity Agreement between the Biosite and its officers and directors.

10.14(5)	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.

10.15(14)	Rights Agreement dated as of October 22, 1997 between Biosite (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.16(15)

Amendment No. 1 to Rights Agreement dated as of December 9, 1999 between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.17(16)

Amendment No. 2 to Rights Agreement dated as of July 18, 2001 between Biosite Incorporated (formally Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) and American Stock Transfer and Trust as successor Rights Agent.

10.18(17)(*)	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2006.

10.19(17)(*)	Semi-exclusive BNP Diagnostic License Agreement between Biosite Diagnostics Incorporated and Scios, Inc. effective December 30, 1996.

10.20(17) (*)	First Amendment to Semi-exclusive BNP Diagnostic License Agreement between Biosite Diagnostics Incorporated and Scios, Inc. effective August 1, 1997.

10.21(17) (*)	Amendment #2 to Semi-exclusive BNP Diagnostic License Agreement between Biosite Incorporated and Scios, Inc. effective August 30, 2002.

10.22(17) (*)	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003.

10.23(18)

Patent License and Settlement Agreement dated as of July 25, 2006 among Biosite Incorporated, Roche Diagnostics Corporation, Roche Diagnostics Operations, Inc., Roche Diagnostics GmbH and Corange International, Ltd.

10.24(19) (A)	Transition Agreement effective January 25, 2006 between Biosite Incorporated and Thomas M. Watlington.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer

31.2	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer

32.1	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer

32.2	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

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

(5)                                  Incorporated by reference to an exhibit to Biosite’s Registration Statement on Form S-1, No. 333-17657.

(6)                                  Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(7)                                  Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(8)                                  Incorporated by reference to Exhibit B to Biosite’s Definitive Proxy Statement dated April 27, 2004 and filed with the Securities and Exchange Commission.

(9)                                  Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10)                            Incorporated by reference to an exhibit to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)                            Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(12)                            Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(13)                            Incorporated by reference to Exhibit B to Biosite’s Definitive Proxy Statement dated April 27, 2004 and filed with the Securities and Exchange Commission.

(14)                            Incorporated by reference to Exhibit 4.1 to Biosite’s Registration Statement on Form 8-A, filed on October 28, 1997.

(15)                            Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

(16)                            Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

(17)                            Incorporated by reference to an exhibit to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2005.

(18)                            Incorporated by reference to an exhibit to Biosite’s Current Report on Form 8-K, filed on July 26, 2006.

(19)                            Incorporated by reference to an exhibit to Biosite’s Current Report on Form 8-K, filed on March 6, 2006.

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

BIOSITE INCORPORATED

/s/ KIM D. BLICKENSTAFF	Date: February 22, 2007
Kim D. Blickenstaff
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ KIM D. BLICKENSTAFF	Chairman of the Board and	February 22, 2007
Kim D. Blickenstaff	Chief Executive Officer (Principal Executive Officer)
/s/ CHRISTOPHER J. TWOMEY	Senior Vice President, Finance, Chief Financial	February 22, 2007
Christopher J. Twomey	Officer and Secretary (Principal Financial Officer and Accounting Officer)
/s/ TIMOTHY J. WOLLAEGER	Director	February 22, 2007
Timothy J. Wollaeger
/S/ KENNETH F. BUECHLER, PH.D.	Director, President and Chief Scientific Officer	February 22, 2007
Kenneth F. Buechler, Ph.D.
/s/ ANTHONY DEMARIA, M.D.	Director	February 22, 2007
Anthony DeMaria, M.D.
/s/ HOWARD E. GREENE, JR.	Director	February 22, 2007
Howard E. Greene, Jr.
/s/ LONNIE M. SMITH	Director	February 22, 2007
Lonnie M. Smith

Biosite Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Biosite Incorporated

We have audited the accompanying consolidated balance sheets of Biosite Incorporated as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biosite Incorporated at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 Biosite Incorporated changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123 (revised 2004).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biosite Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 23, 2007

BIOSITE INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$34,794	$53,052
Marketable securities	29,435	79,360
Accounts receivable	33,613	30,303
Inventories	33,154	32,627
Income taxes receivable	5,663	329
Deferred income taxes	3,553	3,161
Prepaid expenses and other current assets	5,387	5,932
Total current assets	145,599	204,764

Property and equipment, net	157,945	151,018
Deferred income taxes	9,537	4,269
Patents and license rights, net	9,399	4,764
Deposits and other assets	4,107	3,111
Total assets	$326,587	$367,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,844	$13,950
Accrued employee expenses	9,448	10,706
Current portion of equipment financing notes	5,627	6,066
Accrued royalties and deferred revenue	3,085	2,933
Other current liabilities	5,665	5,449
Total current liabilities	34,669	39,104

Equipment financing notes	5,342	10,968
Deferred income taxes	3,880	—
Other long-term liabilities	2,541	2,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.01 par value, 60,000 shares authorized at December 31, 2006 and 2005; 15,863 and 17,558 shares issued and outstanding at December 31, 2006 and 2005, respectively	159	176
Additional paid-in capital	91,479	167,657
Accumulated other comprehensive income (loss), net of related tax effect of $(25) and $(146) at December 31, 2006 and 2005, respectively	420	(571)
Retained earnings	188,097	148,103
Total stockholders’ equity	280,155	315,365
Total liabilities and stockholders’ equity	$326,587	$367,926

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Product sales	$303,261	$282,772	$240,607
Contract revenues	5,331	4,927	4,335
Total revenues	308,592	287,699	244,942

Operating expenses:
Cost of product sales	94,228	85,108	79,388
Selling, general and administrative	97,098	74,758	65,394
Research and development	53,043	42,215	35,694
License and patent disputes	3,142	1,977	178
Total operating expenses	247,511	204,058	180,654

Operating income	61,081	83,641	64,288

Interest and other income, net	4,244	2,722	1,313

Income before provision for income taxes	65,325	86,363	65,601
Provision for income taxes	(25,331)	(32,334)	(24,153)

Net income	$39,994	$54,029	$41,448

Net income per share:
Basic	$2.33	$3.16	$2.61
Diluted	$2.20	$2.92	$2.42
Shares used in calculating per share amounts:
Basic	17,186	17,092	15,889
Diluted	18,186	18,505	17,097

See accompanying notes.

BIOSITE INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2003	—	$—	15,618	$156	$99,821	$300	$52,626	$152,903
Components of comprehensive income:
Net income	—	—	—	—	—	—	41,448	41,448
Other comprehensive income:
Change in unrealized net gain (loss) on available-for-sale securities, net of $119 income tax benefit	—	—	—	—	—	(179)	—	(179)
Foreign currency translation gain	—	—	—	—	—	965	—	965
Total comprehensive income								42,234
Issuance of common stock under stock plans, net	—	—	801	8	19,604	—	—	19,612
Compensation related to stock options granted to non-employees	—	—	—	—	4	—	—	4
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	5,584	—	—	5,584
Balance at December 31, 2004	—	$—	16,419	$164	$125,013	$1,086	$94,074	$220,337
Components of comprehensive income:
Net income	—	—	—	—	—	—	54,029	54,029
Other comprehensive income:
Change in unrealized net gain (loss) on available-for-sale securities, net of $93 income tax benefit	—	—	—	—	—	(140)	—	(140)
Foreign currency translation gain	—	—	—	—	—	(1,517)	—	(1,517)
Total comprehensive income								52,372
Issuance of common stock under stock plans, net	—	—	1,139	12	29,284	—	—	29,296
Compensation related to stock options granted to non-employees	—	—	—	—	1	—	—	1
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	13,359	—	—	13,359
Balance at December 31, 2005	—	$—	17,558	$176	$167,657	$(571)	$148,103	$315,365
Components of comprehensive income:
Net income	—	—	—	—	—	—	39,994	39,994
Other comprehensive income:
Change in unrealized net gain (loss) on available-for-sale securities, net of $(121)income tax benefit	—	—	—	—	—	181	—	181
Foreign currency translation gain (loss)	—	—	—	—	—	810	—	810
Total comprehensive income								40,985
Issuance of common stock under stock plans, net	—	—	785	8	22,934	—	—	22,942
Compensation related to stock options granted to non-employees	—	—	—	—	1	—	—	1
Share-based compensation	—	—	—	—	30,522	—	—	30,522
Income tax benefit from disqualifying dispositions of stock	—	—	—	—	340	—	—	340
Repurchases of common stock	—	—	(2,480)	(25)	(129,975)	—	—	(130,000)
Balance at December 31, 2006	—	$—	15,863	$159	$91,479	$420	$188,097	$280,155

See accompanying notes.

BIOSITE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$39,994	$54,029	$41,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,219	16,355	17,326
Stock-based compensation expense	24,859	—	—
Excess tax benefits from stock-based awards	(5,175)	—	—
Deferred income taxes	(1,780)	3,670	(8,863)
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	(167)	(427)	(429)
Accounts receivable	(2,491)	5,795	(12,616)
Inventories	641	4,381	(9,170)
Income taxes and other current assets	317	9,762	8,503
Accounts payable	(3,363)	(4,528)	11,655
Accrued employee expenses	(1,353)	(146)	2,431
Accrued royalties and other current liabilities	297	2,197	2,151
Long-term liabilities	133	503	56
Foreign currency translation	(42)	(48)	—
Net cash provided by operating activities	75,089	91,543	52,492

Investing activities:
Proceeds from sales and maturities of marketable securities	114,226	65,984	31,452
Purchase of marketable securities	(63,897)	(98,213)	(43,528)
Purchase of property, equipment and leasehold improvements	(24,043)	(53,858)	(55,117)
Patents, license rights, deposits and other assets	(11,942)	(2,603)	(1,429)
Net cash provided by (used in) investing activities	14,344	(88,690)	(68,622)

Financing activities:
Repurchase and retirement of common stock	(130,000)	—	—
Proceeds from issuance of equipment notes payable	—	2,007	7,558
Principal payments under equipment notes payable	(6,066)	(6,014)	(5,338)
Excess tax benefits from stock-based awards	5,175	—	—
Proceeds from issuance of stock under stock plans, net	22,942	29,296	19,612
Net cash provided by (used in) financing activities	(107,949)	25,289	21,832

Effect of exchange rate changes on cash and cash equivalents	258	(735)	406

Increase (decrease) in cash and cash equivalents	(18,258)	27,407	6,108

Cash and cash equivalents at beginning of year	53,052	25,645	19,537
Cash and cash equivalents at end of year	$34,794	$53,052	$25,645

Supplemental disclosures of cash flow information:
Interest paid	$708	$997	$1,001
Income taxes paid	$27,068	$20,101	$20,670
Income tax benefit of disqualifying dispositions of stock	$5,918	$13,359	$5,584

See accompanying notes.

BIOSITE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                Organization and Summary of Significant Policies

Organization and Business Activity.  Founded in 1988, Biosite® Incorporated is a global medical diagnostic company utilizing a biotechnology approach to create products for the diagnosis of critical medical diseases and conditions.  We operate in one business segment — immunoassay diagnostics.  Our business goal is to compile a portfolio of high-value products by leveraging our research and development advances to provide customers with new diagnostic offerings intended to improve upon existing methods and products.  To do this, we focus on patenting novel protein biomarker panels, manufacturing complex products at appreciable profit margins, employing strategic clinical studies and trials to validate our products’ diagnostic utilities, and educating healthcare providers on the benefits of our diagnostic tests.

We market diagnostic products in the areas of cardiovascular disease, drug screening and infectious diseases.  Today our principal products are the Triage BNP Tests, which measure B-type natriuretic peptide, a hormone present at elevated levels in patients with heart failure, and the Triage Profiler product line, which includes multiple marker panels intended to aid in diagnosis of various cardiovascular conditions.  In 2006, sales of the Triage BNP Tests and the Triage Profiler products represented 71% of product sales.

The Fisher HealthCare Division of the Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  In November 2006, Fisher completed a merger with Thermo Electron Corporation.  We utilize distributor relationships with Physician Sales & Services, or PSS, and Henry Schein, Inc., or Henry Schein, to market our products to physician office laboratories in the United States.  In international markets, we have established direct selling efforts in several European countries and utilize a network of country-specific and regional distributors in other areas.  Since 2003, we have initiated direct sales and distribution operations in France, Germany, Belgium and Luxembourg, the United Kingdom, Italy, the Netherlands and Switzerland.  In the future, we may transition to direct sales and distribution of our products in additional countries.

Principles of Consolidation.   The consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition.  We recognize product sales upon shipment, including to Fisher and our other distributors, unless there are significant post-delivery obligations or collection is not considered probable at the time of shipment.  Generally, we do not have any significant post-delivery obligations associated with our product sales and our credit losses have been minimal.  We record an estimate of end-user sales rebates as a reduction of product sales at the time of shipment.  The sales rebates are primarily earned by the customer under a contract, payable by us at a specified rate and are based on an estimate of the customer’s attainment of a specified minimum purchase level for a specified product over a stated period of time.  We do monitor inventory levels of our products at Fisher and historically, those levels have been, on average, approximately one month or less.

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

Segment Information, Major Customers and Suppliers.  Financial Accounting Standards Board, or FASB, Statement No. 131, Segment Information, FAS 131, amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments.  Operating segments, as defined in

FAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by us in deciding how to allocate resources and in assessing performance.  FAS 131 also requires disclosures about our products and services, geographic areas and major customers.

Our management has determined that we currently operate principally in one operating segment: the discovery, development, manufacture and marketing of rapid, accurate and cost-effective diagnostics that improve the quality of patient care and simplify the practice of laboratory medicine.  Our chief operating decision-making group is the Management Group, which is comprised of the Chief Executive Officer, President, Senior Vice Presidents and Vice Presidents.  The Management Group primarily decides how to allocate resources based on the overall operating results and the contribution of each functional area towards achieving our business and financial goals.  Our principal functional areas are:  1) Finance and Administration,  2) Sales and Marketing,  3) Research and Development and 4) Manufacturing.

We have a distribution agreement with Fisher that extends through December 31, 2008.  Sales to Fisher represented 81%, 84% and 86% of our product sales in 2006, 2005 and 2004, respectively.  At December 31, 2006 and 2005, receivable amounts due from Fisher represented approximately 57% and 64%, respectively, of our accounts receivable.  Sales to international customers amounted to $44.6 million, $35.9 million and $26.0 million in 2006, 2005 and 2004, respectively.

Certain components and raw materials used in the manufacture of our products are provided by single-source vendors.  Any supply interruption in a sole-sourced component or raw material would affect our ability to manufacture these products until a new source of supply is qualified or alternative manufacturing processes are implemented or developed.  We generally maintain safety stock inventory levels of these items, which would allow us some additional time should we need to identify and qualify alternative suppliers.  LRE Technology Partner GmbH, or LRE, is the sole manufacturer of the fluorescent meters used with our Triage Meter platform products, including the Triage BNP Test, Triage Cardiac Panel, Triage CardioProfiler, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test and Triage TOX Drug Screen and others currently under development, including the Triage Stroke Panel.  Beckman Coulter, Inc. is the sole manufacturer of Biosite’s Triage BNP test for Beckman Coulter Immunoassay Systems, and related calibrations and controls for that product.  Other sole-source suppliers provide selected components of our products.

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents.   Cash and cash equivalents consist of cash and highly liquid investments in debt securities with maturities of 90 days or less when purchased.

Marketable Securities.   Based on the nature of the assets held by us and management’s investment strategy, our investments have been classified as either available-for-sale or trading securities.  Management determines the appropriate classification of securities at the time of purchase.  Securities classified as available-for-sale or trading are carried at estimated fair value, as determined by quoted market prices at the balance sheet date.  The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a component of comprehensive income.  Unrealized gains or losses on trading securities are reported in interest income.  At December 31, 2006, we had no investments that were classified as held-to-maturity.  The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Realized gains and losses on sales of available-for-sale securities are computed based upon the amortized cost adjusted for any other than temporary declines in fair value and are included in interest income.  The cost of securities sold is based on the specific identification method.  Interest on trading securities and securities classified as available-for-sale is included in interest income.

Forward Contracts.   The Company may use derivative financial instruments to offset foreign currency exchange rate exposures on certain transactions denominated in currencies other than the U.S. dollar. All derivatives are recorded on the balance sheet at fair value. As of December 31, 2006, we had outstanding forward exchange contracts with a notional principal value of $2.1 million, settling on various dates through May 2007.  The outstanding contracts were not designated as hedges and, therefore, the changes in fair value of these contracts were recognized immediately in earnings.

Accounts Receivable.   Accounts receivable consists of trade receivables due from customers for the sale of our products.  Payment terms vary on a customer by customer basis, and generally range from cash on delivery to net, 60 days in the United States and from cash in advance to net, 120 days internationally.  We also utilize various programs, including letters of credit and insurance, to reduce risks of uncollectibility.  A receivable is considered past due when it has exceeded its payment terms.  Accounts receivable has been reduced by an estimated allowance for doubtful accounts.  We estimate our allowance for doubtful accounts based on facts, circumstances and judgments regarding each account.  Our estimate is determined by analysis of items such as historical bad debts, customer payment history and patterns, customer creditworthiness, economic, political or regulatory factors affecting the customer’s ability to make the required payments and individual circumstances.

Inventories and Related Allowances.   Net inventories are valued at the lower of the first-in, first-out, or FIFO, cost or market value and have been reduced by an allowance for excess, obsolete and potential scrap inventories.  The estimated allowance for excess, obsolete and potential scrap inventories is based on inventories on hand compared to estimated future usage and sales, and assumptions about the likelihood of scrap or obsolescence.  During our manufacturing processes, some work-in-process inventories require additional testing or re-work to meet technical specifications.  These inventories are tracked using a specific identification method and reviewed on a monthly basis to determine their status and an estimated reserve for potential scrap is calculated.  Our estimates for potential scrap for these inventories may change as further testing and re-work is performed.  If actual scrap is different from our estimates, revisions to the scrap reserve would be required at the time of such determination and could positively or negatively affect our reported operating results.

We regularly review inventory quantities on hand and record an allowance for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next two to five years.  Future events or factors may affect the net realizable value of our inventories and our estimates and assumptions used to determine our allowance for excess, obsolete and potential scrap inventories.  Such events or factors include manufacturing quality, unanticipated acceleration or deceleration of product demand, changes in technology or production methods and new product development.  These factors could result in an increase or decrease of our estimates of excess, obsolete or potential scrap inventory on hand.  Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the allowance required for excess, obsolete and potential scrap inventory.  In the future, if we determine that the estimated net realizable value of our inventory may be overstated, we will record such reduction in value as additional cost of sales at the time of such determination.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological development could have a significant impact on the value of our inventory and our reported operating results.

We utilize a standard cost system to track our inventories on a part-by-part basis.  When necessary, adjustments are made to the standard materials, standard labor and standard overhead costs to approximate actual labor and actual overhead costs on a FIFO cost basis.

Warranty Reserve.   Our warranty reserve primarily relates to warranty coverage that we offer with the placement of the Triage Meter.  The Triage Meter is manufactured by LRE who provides Biosite a contractual warranty against manufacturer’s defects and poor workmanship.  Should a meter not function to specification and the cause is determined to be due to a manufacturer’s defect or poor workmanship, the malfunctioning meter would be returned to LRE for replacement or repair.  LRE would incur and bear all the cost to replace or repair the meter.  We have established a warranty allowance for the costs to replace or repair meters that would not be covered by LRE’s warranty.  Historical experience and trends detailing returns and replacement activity in total and those that have been covered by LRE’s manufacturer’s warranty are used in estimating our warranty allowance.

Property and Equipment, Net.   Property and equipment are stated at historical cost, net of accumulated depreciation.

Depreciation and Amortization.   Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years.  Building and building improvements are depreciated over their estimated useful lives ranging from five to forty years.  Useful lives are based on management’s estimates of the period that the assets will generate revenue directly or indirectly.

License Rights.   License rights related to products for sale are stated at cost and amortized to cost of sales over the life of the license, not to exceed ten years, using a systematic method based on the estimated revenues generated from products during generally the shorter of the license period or ten years from the inception of the license.  The estimated revenues used as the base by which we amortize the license rights include only estimated sales for products we are currently selling and do not include any estimated product sales expected to be realized during the license amortization term from products still in development today.

Long-lived and Intangible Assets.   Our policy is to review the carrying amounts of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or circumstances might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other items. In evaluating the recoverability of intangible assets, management’s policy is to compare the carrying amounts of such assets with the estimated undiscounted future operating cash flows.  In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.  We do not believe the carrying amounts of long-lived and intangible assets are impaired at December 31, 2006.

Stock-Based Compensation.  In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123, or FAS 123(R), Share-Based Payment.  Under FAS 123(R), the estimated fair value of share-based payments is measured at the grant date and is recognized as stock-based compensation expense over the employee’s requisite service period.  We adopted the provisions of FAS 123(R) on January 1, 2006 using the modified prospective method, which provides for certain changes to the method for valuing stock-based compensation.  Under the modified prospective method, prior periods are not revised for comparative purposes.  The valuation provisions of FAS 123(R) apply both to new stock-based awards issued beginning January 1, 2006 and to awards that were already outstanding on January 1, 2006 but are subsequently modified or cancelled.  The estimated fair value of new stock-based awards is recognized as stock-based compensation over the requisite service period associated with the award.  For awards already outstanding at January 1, 2006, the estimated stock-based compensation is recognized over the remaining service period using the compensation cost calculated for pro forma purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123.

As a result of the adoption of FAS 123(R), we recorded $24.9 million of stock-based compensation expense in the year ended December 31, 2006.  We also recorded a $7.2 million income tax benefit related to stock-based compensation for 2006.  Beginning in the first quarter of 2006, we have recognized tax benefits resulting from the exercise of stock-based compensation awards in excess of the tax benefit calculated at the grant date based on the fair value of the award as a cash inflow from financing activities instead of a reduction of cash outflow for income taxes under cash provided by operating activities in the Consolidated Statements of Cash Flows.  For 2006, this also includes the tax benefit on options vested prior to the adoption of FAS 123(R).  In addition, as also required by FAS 123(R), we capitalized approximately $758,000 of stock-based compensation as part of the cost of our inventory at December 31, 2006.

FAS 123(R) requires the use of a valuation model to calculate the fair value of each stock-based award.  Since April 1, 2005, we have used the Aon Actuarial Binomial Model, which was provided by Aon Consulting, to estimate the fair value of stock options granted.  For our Employee Stock Purchase Plan, or ESPP, we estimate the fair value of stock purchase rights granted using the Black-Scholes option valuation model.  For all stock options and stock purchase rights granted prior to April 1, 2005, the fair value for proforma purposes was determined using the Black-Scholes model.  We believe that the binomial model considers characteristics of fair value option pricing that are not available under the Black-Scholes model.  Similar to the Black-Scholes model, the binomial model takes into account variables such as expected volatility, expected dividend yield rate and risk free interest rate.  However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option.

Stock-Based Compensation Information under FAS 123(R)

For the valuation of stock-based awards granted in 2006, we used the following significant assumptions:

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

Expected Forfeitures.  As stock-based compensation expense recognized in the Consolidated Statements of Income for 2006 is based on awards that are ultimately expected to vest, it is reduced for estimated forfeitures.  FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated to be 5% for stock options granted for 2006 based upon historical forfeitures.

Summary of Significant Assumptions of the Valuation of Stock-Based Awards.   The weighted-average estimated fair value of stock options granted during 2006 was $21.55 per share.  The weighted-average estimated fair value of stock purchase rights granted during 2006 was $16.00 per share.  The fair value for these stock options and stock purchase rights was estimated at the date of grant with the following weighted-average assumptions for 2006:

2006
Stock Options:
Expected term or life	5.1 years
Expected volatility	46%
Expected dividend yield	0%
Risk-free interest rate	4.82%
Stock Purchase Rights:
Expected term or life	1.26 years
Expected volatility	36%
Expected dividend yield	0%
Risk-free interest rate	4.88%

The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under our stock plans differ from those used for the valuation of our stock purchase rights under our ESPP primarily due to the difference in their respective expected lives.

Effect of Stock-Based Compensation on our Condensed Consolidated Statements of Income and Statements of Cash Flows.   As a result of adopting FAS 123(R) for 2006, our pre-tax income and net income were lower by $24.9 million and $17.6 million, respectively, and our basic and diluted earnings per share were lower by $1.02 and $1.01, respectively, than if we had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25.

The total estimated stock-based compensation expense related to all of our stock-based awards recognized during 2006 was comprised as follows:

(in thousands, except per share data)

2006

Cost of product sales	$2,728
Selling, general and administrative	15,100
Research and development	7,031
Stock-based compensation expense before taxes	24,859
Related income tax benefits	(7,217)
Stock-based compensation, net of taxes	$17,642

Net stock-based compensation expense per common share:
Basic	$1.02
Diluted	$1.01

The total stock-based compensation capitalized as part of the cost of our inventory at December 31, 2006 was approximately $758,000.

As of December 31, 2006, there was $32.6 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.5 years and there was $2.1 million of unrecognized stock-based compensation cost related to ESPP stock purchase rights which is expected to be recognized over a weighted-average period of 8.1 months.

The adoption of FAS 123(R) resulted in a change in the presentation within our Statements of Cash Flows of excess tax benefits from stock-based awards exercised during 2006, resulting in a reduction in net cash provided by operating activities of $5.2 million and an equivalent increase in net cash provided by financing activities.

Pro Forma Information under FAS 123 for Periods Prior to 2006

Prior to adopting the provisions of FAS 123(R), we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees and provided the required pro forma disclosures of FAS 123.  As permitted by FAS 123, through December 31, 2005 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, we recognized no compensation cost for employee stock options.

The weighted-average estimated fair value of stock options granted during 2005 and 2004 was $27.29 and $31.17 per share, respectively.  The weighted-average estimated fair value of ESPP stock purchase rights granted during 2005 and 2004 was $24.76 and $16.23 per share, respectively.  The fair value for these stock options and stock purchase rights was estimated at the date of grant with the following weighted-average assumptions for 2005 and 2004:

	2005	2004
Stock Options:
Expected term or life	5.2 years	6.0 years
Expected volatility	56%	81%
Expected dividend yield	0%	0%
Risk-free interest rate	4.02%	3.66%
Stock Purchase Rights:
Expected term or life	1.25 years	1.25 years
Expected volatility	64%	83%
Expected dividend yield	0%	0%
Risk-free interest rate	3.57%	1.78%

The following table illustrates the effect on our net income and net income per share for 2005 and 2004 as if we had applied the fair value recognition provisions of FAS 123 using the Black-Scholes valuation model (in thousands, except per share data):

	2005	2004

Net income — as reported	$54,029	$41,448
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(15,703)	(20,319)
Net income — pro forma	$38,326	$21,129

Basic net income per share — as reported in prior period	$3.16	$2.61
Diluted net income per share — as reported in prior period	$2.92	$2.42

Basic net income per share — pro forma	$2.24	$1.33
Diluted net income per share — pro forma	$2.07	$1.24

Research and Development.   Research and development costs are expensed as incurred.  Such costs include personnel costs, supplies, clinical trials, technology access fees, consultants and services, allocated facilities, information systems, depreciation, amortization and other indirect costs.

Concentration of Credit Risk.   We sell our products in the United States primarily to Fisher.  Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required.  We perform credit evaluations and maintain an allowance for potential credit losses.  Credit losses in the United States have been minimal and within management’s expectations.  In international markets, we have established direct selling efforts in several countries and utilize a network of country-specific and regional distributors in other areas.  Beginning in 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium and Luxembourg, the United Kingdom, Italy, the Netherlands and Switzerland, and we may expand into additional countries in the future.  We also utilize various risk management programs, including letters of credit and insurance, to reduce risks of uncollectibility.

We invest our excess cash in debt instruments of the U.S. Government, state municipalities, financial institutions and corporations with strong credit ratings.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity.  These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Earnings Per Share.   Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in our earnings, such as common stock equivalents which may be issuable upon exercise of outstanding common stock options.

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Shares used in calculating per share amounts — Basic (Weighted average common shares outstanding)	17,186	17,092	15,889

Effect of common share equivalents:
Net effect of dilutive common stock options and stock purchase rights using the treasury stock method	1,000	1,413	1,208
Shares used in calculating per share amounts — Diluted	18,186	18,505	17,097

Comprehensive Income.   FASB No. 130, Comprehensive Income, or FAS 130, establishes rules for the reporting and display of comprehensive income and its components.  FAS 130 requires the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments to be included in comprehensive income.  Comprehensive income is included in our Consolidated Statements of Stockholders’ Equity.  The accumulated unrealized loss on marketable securities, net of tax, was $(37,000) and $(218,000) as of December 31, 2006 and 2005, respectively.  The accumulated foreign currency translation gain or (loss) as of December 31, 2006 and 2005 was $457,000 and $(353,000), respectively.

Recent Accounting Pronouncements.   In June 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109.  FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return. FIN 48 is effective in the first quarter of 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

NOTE 2.                                                 Licensing Rights and Agreements

We have executed agreements to license technologies that are covered by the intellectual property rights of third parties.  The financial and commercial terms of each of these agreements vary significantly, and in virtually all cases our payment obligations under any individual agreement are not material to our business as a whole.  For the most part, the license agreements call for potential cash outflows for milestone payments and future royalties based on product sales utilizing the licensed technologies.  The milestone payments under these agreements are primarily dependent on achieving product development goals, commencement of clinical studies of a product utilizing the licensed technology or meeting commercialization objectives, or any combination thereof.  Examples of milestones for which we would make payments would include: 1) initiation of clinical studies of a potential product that is covered by the licensed technologies, 2) FDA clearance to market a product that is covered by the licensed technologies, and 3) the first sale of a product that is covered by the licensed technologies in a specific territory.  The attainment of the milestones is highly uncertain and dependent upon many contingencies.  Additionally, we exercise discretion whether to continue to utilize the licensed technologies.  At any time, we may, for technical or economic reasons, decide to discontinue utilizing the licensed technologies and would incur no further financial obligations beyond those payments already made.  As of December 31, 2006, there were no milestones unaccounted for, either individually or in the aggregate, under our licensing and collaborative agreements for which we believe material payments are currently required to be made in the future.  At December 31, 2006 and 2005, the total cost of license rights was $21.4 million and $12.3 million, respectively and accumulated amortization of the license rights was approximately $12.0 million and $7.5 million, respectively.  Amortization expense of license rights totaled $4.7 million, $1.2 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The estimated aggregate amortization expense related to license rights for the next five years and thereafter is as follows:  2007 - $2.1 million, 2008 - $1.8 million, 2009 - $1.1 million, 2010 - $1.1 million, 2011 - $1.1 million, thereafter - $2.2 million.

In July 2006, we entered into an agreement to settle a patent dispute with Roche Diagnostics Corporation.  The settlement involves a worldwide, royalty-free, non-exclusive cross-license of certain patents involved in the two cases.  Under the terms of the settlement agreement, both parties dismissed our respective complaints in the lawsuits.  We made a one-time license payment of $8.5 million to Roche.  Of the $8.5 million license payment, $2.9 million was recognized in the second quarter of 2006 as license amortization expense related to prior periods and charged to license and patent disputes.  The remaining $5.6 million was capitalized as the cost of the license and will be amortized to cost of product sales over the remaining life of the Roche patents, the last of which expires in June 2013.

NOTE 3.                                                 Distribution and Biosite Discovery Collaborative Agreements

Distribution Agreements

We have a distribution agreement under which Fisher distributes our products primarily to hospitals within the United States.  The term of our distribution agreement with Fisher expires on December 31, 2008.  Under the agreement, Fisher’s distribution rights are semi-exclusive in the U.S. hospital market and non-exclusive in the U.S. physician office market.  Either party has the right to terminate the agreement in the case of an uncured breach by the other party.  In addition, under certain circumstances, the distribution relationship may become non-exclusive or terminate with prior notice.  For instance, if our direct sales to customers in the U.S. hospital market during a six month period exceed a specified percentage of the total sales of our products by both us and Fisher in that market segment, Fisher will have the option of converting the agreement to a mutually non-exclusive arrangement.  The specified percentage of direct sales in the contract that would trigger this option far exceeds the current level of direct sales.  If Fisher were to exercise the option, either party would have the ability to terminate the agreement upon prior notice to the other party.  Similarly, if Fisher elects to promote and sell certain products that are competitive with our products, then we will have the option of converting the agreement to a mutually non-exclusive arrangement.  If we were to exercise that option, either party would have the ability to terminate the agreement upon prior notice to the other party.  Sales to Fisher represented 81%, 84% and 86% of our product sales in 2006, 2005 and 2004, respectively.

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

During 2006, 2005 and 2004, we recognized contract revenues of $5.3 million, $4.9 million and $4.3 million, respectively, related to activities performed or milestones achieved under the collaborative agreements.  Under the terms of our agreement with Medarex, Inc., we receive research funding of $3.0 million per year.  Our alliance with Medarex expires in May 2008.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities in 2006, 2005 and 2004 were approximately $8.9 million, $8.0 million and $6.5 million, respectively, and are included in research and development expenses.

NOTE 4.        Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities by balance sheet classification at December 31, 2006 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$20,011	$—	$—	$20,011
Money market fund	14,783	—	—	14,783
	34,794	—	—	34,794
Marketable securities:
Trading securities — mutual funds held for nonqualified deferred compensation plan participants	1,696	742	—	2,438
Trading securities — forward contracts	—	—	(53)	(53)
	1,696	742	(53)	2,385

Available-for-sale securities:
U.S. Municipalities debt securities	27,112	1	(63)	27,050
Corporate debt securities	—	—	—	—
U.S. Government debt securities	—	—	—	—
Certificates of deposit	—	—	—	—
	27,112	1	(63)	27,050
Total cash, cash equivalents and marketable securities	$63,602	$743	$(116)	$64,229

The following is a summary of cash, cash equivalents and marketable securities by balance sheet classification at December 31, 2005 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents:
Cash	$22,930	$—	$—	$22,930
Money market fund	30,122	—	—	30,122
	53,052	—	—	53,052
Marketable securities:
Trading securities — mutual funds held for nonqualified deferred compensation plan participants	2,177	174	—	2,351

Available-for-sale securities:
U.S. Municipalities debt securities	53,803	2	(174)	53,631
Corporate debt securities	14,142	1	(96)	14,047
U.S. Government debt securities	8,091	—	(83)	8,008
Certificates of deposit	1,344	—	(21)	1,323
	77,380	3	(374)	77,009
Total cash, cash equivalents and marketable securities	$132,609	$177	$(374)	$132,412

The amortized cost and estimated fair values of available-for-sale marketable securities at December 31, 2006, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Marketable securities (available-for-sale):
Due in one year or less	$17,943	$17,906
Due after one year through two years	3,763	3,752
Due after two years	5,406	5,392
	$27,112	$27,050

Gross realized gains from the sale of cash equivalents and marketable securities were approximately $83,000, $1,000 and $14,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Gross realized losses from the sale of cash equivalents and marketable securities were approximately $294,000, $0 and $6,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5.        Balance Sheet Information

Net inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$9,781	$8,754
Work in process	17,715	16,098
Finished goods	5,658	7,775
	$33,154	$32,627

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Land	$29,859	$28,161
Buildings and improvements	85,886	56,713
Construction in progress — new corporate complex	529	23,720
Machinery and equipment	63,569	57,759
Computer equipment	13,330	12,559
Furniture and fixtures	3,435	2,671
Leasehold improvements	35	15,421
Construction in progress — manufacturing equipment and other	8,315	8,844
	204,958	205,848
Less accumulated depreciation	(47,013)	(54,830)
	$157,945	$151,018

Depreciation expense was approximately $16.8 million, $13.7 million and $15.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cost of equipment under equipment financing notes was approximately $28.4 million and $30.3 million at December 31, 2006 and 2005, respectively. Accumulated depreciation of equipment under equipment financing notes at December 31, 2006 and 2005 was approximately $18.0 million and $14.0 million, respectively.

NOTE 6.        Debt and Commitments

Debt consisted of the following (in thousands):

	December 31,
	2006	2005
Equipment financing notes, payable $539,000 monthly including interest at 3.95% to 6.67% due March 2007 to March 2010; secured by equipment	$10,969	$17,034
Less current portion	(5,627)	(6,066)
Total long-term debt	$5,342	$10,968

As of December 31, 2006, approximate future principal payments of the equipment financing notes are due as follows: 2007 - $5.6 million; 2008 - $4.0 million; 2009 — $1.2 million; 2010 — $115,000; and thereafter - $0.

Interest expense was approximately $557,000 for the year ended December 31, 2006. From July 2003 to February 2006, interest incurred was capitalized as part of the costs of our new corporate complex. For the years ended December 31, 2006, 2005 and 2004, we incurred and capitalized interest totaling $139,000, $913,000 and $1.0 million, respectively.

We lease certain office facilities and automobiles under operating leases. The minimum annual rent on the facilities may be subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs, subject to certain minimum and maximum annual increases. We record rent expense on a straight-line basis over the term of the leases.

Approximate annual future minimum operating lease payments as of December 31, 2006 are as follows (in thousands):

Year	Operating Leases
2007	$841
2008	736
2009	524
2010	314
2011	167
Thereafter	12
Total minimum lease payments	$2,594

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1.2 million, $2.5 million and $2.5 million, respectively.

In December 2006, we entered into an agreement to lease approximately 17.2 acres of land adjacent to our current San Diego corporate complex. The lease is effective February 1, 2007 and expires January 31, 2012, subject to certain early termination rights. Under this agreement, in consideration for an annual non-refundable option payment of $500,000, we also have an option to purchase this property at any time between September 1, 2007 and August 31, 2009. If we elect to exercise the purchase option, the purchase price for the property will be equal to 97% of its fair market value at the time that we exercise the option, but in any event not more than approximately $33.7 million and not less than approximately $26.1 million, and any option payments will be applied to the final purchase price for the property.

In September 2006, we completed our purchase of a facility in San Clemente, California for $6.4 million. The facility is approximately 38,000 square feet and will be utilized primarily to manufacture plastic parts for our diagnostic test kits. We are currently making improvements to the facility and installing equipment needed for its operation. Pending the completion of those tasks and the recruitment and training of additional personnel, we expect manufacturing operations to commence at the San Clemente facility in the first half of 2007.

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our corporate complex. This land provides us with the potential for up to 800,000 square feet of space, to be constructed in phases as needed. The first phase, which is now complete, provides us with approximately 350,000 square feet of space. The total cost of the land and the construction of the first phase was approximately $110.0 million. We have relocated all of our operations to the new corporate complex. From time to time we will continue to evaluate the need to commence the next phase of construction of our corporate complex. We also will continue to evaluate the purchase of additional land or improved facilities to meet our future business needs. We expect our future occupancy costs to increase primarily due to increased square footage for our operations.

NOTE 7.        Stockholders’ Equity

Stock Repurchase Programs. In October 2006, our Board of Directors approved a $100.0 million stock repurchase program.  In connection with this stock repurchase program, we entered into a privately negotiated transaction with Goldman, Sachs & Co. to repurchase $100.0 million of our common stock. The agreement includes collar provisions that establish the minimum and maximum numbers of shares to be repurchased.  The specific number of shares to be repurchased is generally based on the volume-weighted average share price of our common shares during the six to nine-month term of the accelerated repurchase agreement, subject to collar limits. In the fourth quarter of 2006, we paid Goldman Sachs $100.0 million in exchange for 1.9 million shares that were received and retired.  This repurchase was made using our own cash reserves. Upon termination of the program in July 2007, we may be entitled to additional shares subject to the collar provisions.

During the quarter ended March 31, 2006, we repurchased an aggregate of 575,899 shares of our common stock at a total cost of approximately $30.0 million, including commissions. These repurchases were made using our own cash reserves.

Stock Plans    In December 1996, we adopted the 1996 Stock Incentive Plan (the “1996 Stock Plan”). The 1996 Stock Plan replaced our 1989 Stock Plan. Although future awards will be made under the 1996 Stock Plan, awards made under the 1989 Stock Plan will continue to be administered in accordance with the 1989 Stock Plan. The 1996 Stock Plan provides for awards in the form of restricted shares, stock units, options or stock appreciation rights or any combination thereof. The aggregate number of shares authorized for issuance under the 1996 Stock Plan as of December 31, 2006 was 7,000,000 shares. Furthermore, as of December 31, 2006 there were an additional 142,421 shares of common stock available for issuance under the 1996 Stock Plan that were previously authorized, but never issued, under the 1989 Stock Plan.

In November 2002, the Board of Directors adopted the Biosite Incorporated 2002 Nonqualified Stock Incentive Plan (the “2002 Stock Plan”).  The Board of Directors adopted the plan to accommodate Biosite’s continuing growth and expansion. The aggregate number of shares authorized for issuance under the 2002 Stock Plan as of December 31, 2006 was 1,450,000 shares, of which 900,000 shares are solely for use as inducement awards in connection with the recruitment of employees.

Options granted under the stock plans are generally subject to four-year vesting, on a daily or quarterly basis, and expire ten years from the date of grant. As of December 31, 2006, no shares were available for future issuance under the 1989 Stock Plan, 278,143 shares were available for future issuance under the 1996 Stock Plan and 85,137 shares were available for future issuance under the 2002 Stock Plan.

Information under FAS 123(R) for 2006

Information with respect to option activity under our stock option plans for 2006 is as follows:

	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands)			(in millions)
Balance at December 31, 2005	4,805	$38.68
Granted	514	$47.13
Exercised	(678)	$27.70
Cancelled/forfeited/expired	(269)	$49.68
Outstanding at December 31, 2006	4,372	$40.67	6.4	$42.3

Exercisable at December 31, 2006	3,078	$36.90	5.6	$39.2

The aggregate intrinsic value represents the excess of our closing stock price on the last trading day of the quarter, December 29, 2006, which was $48.85, over the exercise price of each lower-priced option multiplied by the number of shares of each lower-priced option. The total intrinsic value of options exercised was $14.7 million for 2006.

The following is a further breakdown of the options outstanding under the 1989 Stock Plan, 1996 Stock Plan and 2002 Stock Plan as of December 31, 2006 (option amounts in thousands):

	Options outstanding			Options exercisable
Range of exercise prices	Options outstanding as of December 31, 2006	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable as of December 31, 2006	Weighted average exercise price
$3.75 - $25.00	658	4.16	$18.78	658	$18.79
$25.05 - $40.00	844	4.81	$31.38	789	$31.50
$40.18 - $50.00	1,888	6.92	$44.78	1,260	$44.29
$50.30 - $69.56	982	8.42	$55.44	371	$55.34
$3.75 - $69.56	4,372	6.43	$40.67	3,078	$36.90

Information under FAS 123 for Periods Prior to 2006

Information with respect to option activity under our stock plans for 2005 and 2004 is as follows:

	Shares	Weighted average exercise price
	(in thousands)
Balance at December 31, 2003	5,098	$29.97
Granted at fair value	845	$43.85
Exercised	(659)	$24.42
Cancelled	(228)	$35.35
Balance at December 31, 2004	5,056	$32.75
Granted at fair value	996	$55.93
Exercised	(1,014)	$25.38
Cancelled	(233)	$42.48
Balance at December 31, 2005	4,805	$38.68

The total intrinsic value of options exercised was $35.1 million and $15.3 million for 2005 and 2004, respectively.

Employee Stock Purchase Plan   In December 1996, we adopted an ESPP which provides all qualifying employees the opportunity to purchase common stock at a discount and pay for such purchases through payroll deductions, subject to certain limitations. As of December 31, 2006, a pool of 1,100,000 shares of common stock has been reserved for issuance under the ESPP (subject to anti-dilution provisions). The ESPP includes an evergreen provision under which, for a period of ten years beginning on January 1, 2005, an increase in the pool of shares of common stock available for issuance under the ESPP occurs annually equal to the lesser of 1) one and one-half percent of the common shares outstanding at the end of the prior year; or 2) 1,500,000 shares of common stock; provided, however, that in no event shall the annual increase cause the shares available for purchase under the ESPP to exceed 5% of our outstanding common shares at the end of the prior year. Under the evergreen provision, the pool of shares of common stock available for issuance under the ESPP was increased by 237,950 shares on January 1, 2007. Shares are issued on the ESPP purchase dates, which are June 30 and December 31. During the years ended December 31, 2006, 2005 and 2004, 107,288, 125,285 and 141,631 shares were issued under the ESPP, respectively. As of December 31, 2006, 166,801 shares of common stock were available for issuance under the ESPP.

At December 31, 2006, a total of 530,081 shares of our common stock were reserved for future issuances under all of our stock plans and the ESPP.

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

NOTE 8.        Income Taxes

Significant components of the income tax provision are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$23,889	$24,248	$28,544
State	1,983	4,037	4,220
Foreign	1,239	379	252
	27,111	28,664	33,016
Deferred:
Federal	(2,669)	3,051	(7,931)
State	687	896	(353)
Foreign	202	(277)	(579)
	(1,780)	3,670	(8,863)
	$25,331	$32,334	$24,153

Significant components of our net deferred tax assets as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Tax credits	$101	$703
Reserves and accruals	4,547	3,722
Depreciation and amortization	—	2,062
Net operating loss carryovers	653	856
Stock-based compensation	6,541	—
Other, net	1,248	87
Total deferred tax assets	$13,090	$7,430

Deferred tax liabilities:
Depreciation	(3,880)	—
Total deferred tax liabilities	(3,880)	—
Net deferred tax assets	$9,210	$7,430

As of December 31, 2006, we had $150,000 of California research and development credit carryforwards.  These carryovers do not expire.  We also had foreign net operating loss carryovers of approximately $1.6 million.  These carryovers begin to expire in 2010.

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

The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	December 31,
	2006	2005	2004
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.2	4.5	5.2
Tax credits	(1.5)	(1.5)	(3.0)
Domestic production deduction	(1.0)	(0.5)	0.0
Stock-based compensation adjustment	3.8	0.0	0.0
Other	(2.7)	(0.1)	(0.4)
Effective rate	38.8%	37.4%	36.8%

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

During 2006, we finalized audits with both the Internal Revenue Service (years through 2004) and the California Franchise Tax Board (years through 2003).  The favorable conclusion of these audits resulted in a release of amounts reserved for exposures mentioned above, of which approximately $1,900,000 reduced our income tax expense.

As of December 31, 2006, we had approximately $3,500,000 of undistributed earnings related to our foreign subsidiaries.  Management believes that these earnings will be indefinitely reinvested; accordingly, we have not provided for U.S. federal income taxes related to these earnings.  However, upon distribution of these earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries.

NOTE 9.        Employee Savings Plans

Employee 401(k) Plan

In 1991, we implemented a 401(k) program that allows all qualifying employees to contribute up to a maximum of 20% of their annual salary, subject to annual limits.  The Board of Directors may, at its sole discretion, approve contributions by Biosite.  No such contributions have been approved or made.

Nonqualified Deferred Compensation Plan

In March 2005, we completed the implementation of a 409A Nonqualified Deferred Compensation Plan, or the Plan, for the benefit of a select group of our management or highly compensated employees, including our executive officers.  The Plan is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).  The Plan is an unfunded arrangement and any assets that may be set aside to finance the benefit promise are subject to the claims of our general creditors in the event of bankruptcy.  The Plan is also intended to be exempt from the requirements of Parts 2, 3 and 4 (relating to participation, vesting, funding and fiduciary requirements) of Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA.  The deferred compensation balance at December 31, 2006 and 2005 was approximately $2.9 million and $2.5 million, respectively.

A participant in the Plan may annually elect to defer up to 25% of their base salary, and 100% of bonuses and/or commissions.  The deferred compensation is contributed to either an investment designated as retirement account or an in-service account established by the participant at the time the deferral election is made.  These marketable securities investments are classified as trading securities.  We may also make discretionary contributions to participants’

accounts in the future, although we do not currently do so.  Amounts contributed to participants’ accounts through participant deferrals or through our discretionary contributions are generally not subject to income tax until they are distributed from the accounts.  All contributions made by participants are vested immediately.  Any discretionary contributions made by us in the future, if any, are subject to such vesting arrangements as we may determine.

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

NOTE 10.        License and Patent Disputes

Expenses associated with license and patent disputes incurred during the years ended December 31, 2006, 2005 and 2004 totaled $3.1 million, $2.0 million and $178,000, respectively.  The expenses in 2006 consisted of legal costs and $2.9 million of the $8.5 million settlement payment related to our litigation with Roche Diagnostics Corporation and its affiliates (see Note 2).

In November 2004, Roche Diagnostics Corporation, together with certain of its affiliates, filed a complaint in the United States District Court, Southern District of Indiana, Indianapolis Division alleging that we infringed two patents, U.S. Patent 5,366,609 and U.S. Patent 4,816,224, owned by Roche and/or its affiliates (the “Indiana Case”).  Also, in November 2004, we filed a complaint in the United States District Court, Southern District of California alleging that Roche Diagnostics Corporation and Roche Diagnostics GmbH infringed two patents, U.S. Patent 6,174,686 and U.S. Patent 5,795,725, owned by us.  We later amended our complaint to also allege infringement of one additional patent owned by us, U.S. Patent 6,939,678 (the “California Case”).

On July 26, 2006, we and Roche announced that we have entered into an agreement to settle both the Indiana Case and the California Case. The settlement involved a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases. Under the terms of the settlement agreement, both parties dismissed our respective complaints in the Indiana Case and the California Case. In addition, we made a one-time license payment of $8.5 million to Roche in the fourth quarter of 2006.  Of the $8.5 million license payment, $2.9 million was recognized in the second quarter of 2006 as license amortization expense related to prior periods and charged to license and patent disputes.  The remaining $5.6 million will be charged to cost of product sales over the remaining life of the Roche patents.

NOTE 11.        Quarterly Information (Unaudited)

The following quarterly information includes all adjustments which management considers necessary for a fair statement of such information.  For interim quarterly financial statements, the provision for income taxes is estimated using the best available information for projected results for the entire year.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Product sales	$78,157	$76,372	$73,111	$75,621
Contract revenues	1,175	1,395	1,531	1,230
Gross profit — product sales	55,052	52,935	49,417	51,629
Operating income	18,522	13,249	14,329	14,981
Income before income taxes	19,770	14,243	15,641	15,671
Net income	12,557	7,922	9,041	10,474

Net income per share
— Basic	$0.72	$0.46	$0.52	$0.63
— Diluted	$0.68	$0.43	$0.49	$0.60

Shares used in calculating per share amounts
— Basic	17,493	17,241	17,425	16,594
— Diluted	18,601	18,275	18,282	17,571

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Product sales	$70,496	$71,898	$68,888	$71,490
Contract revenues	1,350	1,866	780	931
Gross profit — product sales	50,256	48,883	47,988	50,537
Operating income	22,072	21,699	19,573	20,297
Income before income taxes	22,131	22,214	20,668	21,350
Net income	13,792	13,972	12,569	13,696

Net income per share
— Basic	$0.83	$0.82	$0.73	$0.79
— Diluted	$0.76	$0.76	$0.68	$0.73

Shares used in calculating per share amounts
— Basic	16,687	16,966	17,268	17,436
— Diluted	18,226	18,343	18,596	18,773

Schedule II

Biosite Incorporated

Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005 and 2004

	Balance at	Additions				Balance at
Description	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		End of Year

Year ended December 31, 2006
Allowance for doubtful accounts	$1,348,670	$318,873	$—	$251,347	(1)	$1,416,196
Inventory reserve	$618,588	$1,675,372	$—	$1,310,284	(2)	$983,676
Warranty reserve	$792,504	$1,821,471	$—	$1,266,531	(3)	$1,347,444

Year ended December 31, 2005
Allowance for doubtful accounts	$1,189,024	$675,428	$—	$515,782	(1)	$1,348,670
Inventory reserve	$2,946,759	$382,493	$—	$2,710,664	(2)	$618,588
Warranty reserve	$631,674	$1,435,619	$—	$1,274,789	(3)	$792,504

Year ended December 31, 2004
Allowance for doubtful accounts	$849,477	$1,251,234	$—	$911,687	(1)	$1,189,024
Inventory reserve	$639,116	$3,637,525	$—	$1,329,882	(2)	$2,946,759
Warranty reserve	$657,360	$1,348,659	$—	$1,374,345	(3)	$631,674

(1)             Uncollectible accounts written off, net of recoveries

(2)             Write off of obsolete, excess or impaired inventory

(3)             Cost incurred associated with the replacement and repair of the Triage Meters and devices