Form 10-K/A
period 2006-12-31
BIOSITE INC
filed 2007-04-13
CIK 834306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21873

BIOSITE INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	33-0288606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9975 Summers Ridge Road San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 805-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value Preferred Stock Purchase Rights	The NASDAQ Stock Market

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 2006 as reported on the NASDAQ National Market, was approximately $626,000,000. Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission, or SEC, as of June 30, 2006.

As of March 22, 2007, there were 16,000,006 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY STATEMENT

This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of Biosite Incorporated (“Biosite” or the “Company”) for the fiscal year ended December 31, 2006, for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Current Directors and Executive Officers of Biosite Incorporated

Set forth below are the name, age and position of each officer and director of Biosite as of April 2, 2007.

Name	Age	Position
Kim D. Blickenstaff*	54	Chief Executive Officer and Chairman of the Board of Directors

Kenneth F. Buechler, Ph.D.*	53	Director, President and Chief Scientific Officer

Robert B. Anacone*	56	Senior Vice President, Worldwide Marketing and Sales

Christopher R. Hibberd*	41	Senior Vice President, Corporate Development

Christopher J. Twomey*	47	Senior Vice President, Finance, Chief Financial Officer and Secretary

Gunars E. Valkirs, Ph.D.*	55	Senior Vice President, Biosite Discovery

David B. Berger	37	Vice President, Legal Affairs

Thomas G. Blassey	46	Vice President, U.S. Sales

John Cajigas	41	Vice President, Finance

Gary A. King*	51	Vice President, International Operations

Stephen M. Lesefko	54	Vice President, Engineering

Paul H. McPherson, Ph. D.	48	Vice President, Research and Development

Nadine E. Padilla*	46	Vice President, Corporate and Investor Relations

Norman A. Paradis, M.D.	51	Vice President, Clinical and Medical Affairs

S. Elaine Walton	53	Vice President, Quality Assurance & Program Management

Robin G. Weiner	51	Vice President, Regulatory and Government Affairs

Michael A. Whittaker	49	Vice President, Intellectual Properties

Anthony DeMaria, M.D.	64	Director

Howard E. Greene, Jr.	64	Director

Lonnie M. Smith	62	Director

Timothy J. Wollaeger	63	Director

*	Denotes executive officer.

Biographical information regarding each of the Company’s executive officers is as follows:

Kim D. Blickenstaff is a founder of Biosite and has served as Chief Executive Officer and a director of the Company since April 1988 and was Secretary from April 1988 to June 2002. From April 1988 to October 2004, Mr. Blickenstaff also served as President of the Company. In October 2004 he was appointed Chairman of the Board of Directors. Before forming the Company, he held various positions in finance, operations, research management, sales management, strategic planning, and marketing with Baxter Travenol, National Health Laboratories and Hybritech Incorporated. Mr. Blickenstaff is also a director of Medivation, Inc., DexCom, Inc. and SenoRx, Inc. and two privately held medical product companies. Mr. Blickenstaff received a B.A. from Loyola University, Chicago and an M.B.A. from the Graduate School of Business, Loyola University, Chicago.

Kenneth F. Buechler, Ph.D. is a founder of Biosite and a co-inventor of certain of its proprietary technology, and has been a director since June 2003 and was promoted in October 2004 to President and Chief Scientific Officer. From March 2003 to October 2004, Dr. Buechler was Biosite’s Senior Vice President, Research and Development and from April 2001 to March 2003, Dr. Buechler was Vice President, Research and Development. From January 1994 to April 2001, he was Vice President, Research and was Director of Chemistry from April 1988 to January 1994. Before forming the Company, he was a Senior Scientist in the Diagnostics Research and Development Group at Hybritech Incorporated. Dr. Buechler is also a director of a privately held medical product company. Dr. Buechler received a B.S. in Chemistry and Ph.D. in Chemistry from Indiana University.

Robert B. Anacone joined Biosite in October 2005 as the Senior Vice President of Worldwide Marketing and Sales. From 1998 to 2005, Mr. Anacone was the Chairman and CEO of MediSpectra, Inc., a medical device company. From 1992 to 1997, Mr. Anacone was the Executive Vice President of Worldwide Marketing and Sales for Perseptive Biosystems, Inc. In his career, Mr. Anacone has also held similar positions at Serno Diagnostics and at Gene-Track Systems, Inc. Mr. Anacone began his career in marketing and sales management at Hybritech Incorporated where he launched the first PSA product. Mr. Anacone is the Chairman of the Board of Directors of a privately held medical product company. Mr. Anacone holds a B.S. in Economics from the University of Hartford, Connecticut.

Christopher R. Hibberd joined Biosite in June 1997 as Vice President, Corporate Development and was promoted in October 2004 to Senior Vice President, Corporate Development. Prior to June 1997, he held consulting positions at various companies, including the Boston Consulting Group (BCG), and also was a Development Engineer for Albright & Wilson Americas from 1987 to 1990. Mr. Hibberd holds a B.S. in Engineering from the University of Toronto, Canada and an M.B.A. from the University of Western Ontario, Canada.

Christopher J. Twomey joined Biosite as Director of Finance in March 1990. He was promoted to Senior Vice President of Finance in October 2004 and has also served as Secretary since June 2002. From 1993 to October 2004, he was our Vice President of Finance and Chief Financial Officer. From 1981 to March 1990, Mr. Twomey was employed at Ernst & Young LLP, where from October 1985 to March 1990, he served as an Audit Manager. Mr. Twomey is also on the Board of Directors of Cadence Pharmaceuticals, Inc. and Senomyx, Inc. Mr. Twomey holds a B.A. in Business Economics from the University of California at Santa Barbara.

Gunars E. Valkirs, Ph.D., a founder of Biosite and a co-inventor of certain of our proprietary technology, has been a Vice President since 1988. Dr. Valkirs was promoted in October 2004 to Senior Vice President, Biosite Discovery. From April 2001 to October 2004, Dr. Valkirs was our Vice President, Biosite Discovery. Prior to April 2001, he was Biosite’s Vice President, Research and Development. Dr. Valkirs also served as a director of the Company from 1998 to April 2003. Before forming Biosite, he was a Scientific Investigator with the Diagnostics Research & Development Group at Hybritech Incorporated, where he was the primary inventor of Hybritech's patented ICON technology. Dr. Valkirs is also a director of Nautilus Biotech, a privately held company. Dr. Valkirs holds a Ph.D. in Physics from the University of California at San Diego.

David B. Berger joined Biosite in March 2003 and has been our Vice President, Legal Affairs since June 2006. From March 2003 until October 2004, he was Biosite’s Director of Legal Affairs, and from October 2004 until June 2006, he was Biosite’s Senior Director of Legal Affairs. Prior to joining Biosite, Mr. Berger was an attorney in private practice at Cooley Godward LLP and he was previously in-house counsel to Amylin Pharmaceuticals, Inc. Mr. Berger holds a B.A. in Economics from the University of California, Berkeley and a J.D. from Stanford Law School.

Thomas G. Blassey joined Biosite in December 2001 as Regional Sales Director in the Mid Atlantic region. He was promoted to Vice President, U.S. Sales in January 2007. Prior to joining Biosite in 2001, Mr. Blassey was Vice President of Sales, Marketing and New Business Development at eCompanyStore. Prior to that, he served as Director of Marketing and Director of Sales at medical device manufacturers TriPath Imaging Inc. and DYNEX Technologies, Inc., respectively. Mr. Blassey has also held various manager, sales and marketing positions at Abbott Laboratories. Mr. Blassey holds a B.S. in Speech Communication from Radford University.

John Cajigas joined Biosite in August 1995 as Manager of Planning and Financial Analysis and was promoted to Director of Finance in November 1997. He was promoted to Vice President, Finance in October 2004. From 1989 to 1995, Mr. Cajigas was employed at Ernst & Young LLP, where from 1994 to August 1995, he served as an Audit Manager. Mr. Cajigas is a Certified Public Accountant and holds a B.S. in Business Administration, Accounting from San Diego State University.

Gary A. King joined Biosite in July 2002 as Vice President, Worldwide Marketing and was promoted in November 2002 to Vice President, Worldwide Sales and Marketing. In November 2003, Mr. King assumed the position of Vice President, International Operations. He was formerly National Director of Sales for Advanced Respiratory Incorporated. From 1987 to 2001, he held various positions in operations, sales, marketing, business development and general management for Hybritech Incorporated, Eli Lilly and Guidant Corporation. Mr. King holds a B.S. in Zoology from Pomona College and an M.B.A. from the Stanford Graduate School of Business.

Stephen M. Lesefko joined Biosite in March 1995 as Director, Engineering and was promoted to Vice President, Engineering in October 2004. Prior to joining Biosite, Mr. Lesefko held engineering management positions at Dogloo, Inc., Baxter International, Inc. and Gould Cardiovascular. Mr. Lesefko holds a B.A. in Mechanical Engineering from General Motors Institute and an M.B.A. from the University of LaVerne.

Paul H. McPherson, Ph.D. joined Biosite in September 1993 as a Research Scientist and was promoted in June 1999 to Director, Research and Development. In October 2004, Dr. McPherson was promoted to Vice President, Research and Development. Prior to joining Biosite, Dr. McPherson was a post-graduate research physicist at the University of California, San Diego. Dr. McPherson holds a Ph.D. in Physics (Biophysics) and a Masters in Physics from the University of California, San Diego.

Nadine E. Padilla joined Biosite as Director, Investor Relations and Corporate Communications in January 1997 and was promoted to Vice President, Corporate and Investor Relations in October 2000. Prior to joining Biosite, Ms. Padilla was the Investor Relations Manager at Pyxis Corporation from its initial public offering in 1992 until its acquisition by Cardinal Health, Inc. in 1995. From 1995 to 1997, she was the Product Director for Pyxis’ Access Medical Systems product line. Ms. Padilla also held various investor relations and financial reporting positions at HomeFed Bank and Great American Bank between 1985 and 1992. Ms. Padilla holds a B.A. in Political Science from the University of California, San Diego and an M.B.A. from the University of California, Los Angeles.

Norman A. Paradis, M.D. joined Biosite in June 2005 as Vice President, Medical Affairs. In December 2005 he became Vice President of Clinical and Medical Affairs. Prior to joining Biosite, Dr. Paradis was a Professor of Surgery and Medicine at the University of Colorado, and a Senior Medical Director at the University of Colorado Hospital from 1999 to 2005. Dr. Paradis has also held clinical, academic and administrative positions at Columbia University, New York University and Medical College of Virginia. Dr. Paradis holds a B.S in Molecular Biology from Marlboro College and an M.D. from Northwestern University.

S. Elaine Walton joined Biosite in December 1997 as Director of Project Management. In 2005, Ms. Walton was promoted to Vice President, Quality Assurance and Program Management. Prior to joining Biosite, Ms. Walton held the positions of Vice President of Quality Assurance/Compliance/Project Management and Vice President of Operations for Nichols Institute Diagnostics (a division of Corning Nichols & Quest Diagnostics), a biotechnology company that develops, manufactures and markets medical diagnostic tests and instrumentation. Ms. Walton obtained her clinical and medical technology experience at SmithKline Clinical Laboratory and has more than 20 years of healthcare industry experience. Ms Walton is a Regulatory Affairs Certified Professional (RAC), a Certified Quality Manager (CQM) and a Certified Project Management Professional (PMP). Ms. Walton holds a B.S. in Biology with an emphasis on medical technology from California State University of Hayward and an M.B.A. in Business Administration from the University of Texas at Dallas.

Robin G. Weiner joined Biosite in August 2004 as Vice President, Regulatory and Government Affairs. From 1982 until joining Biosite, Ms. Weiner held several management positions at Quidel Corporation, in areas such as research and development, quality, manufacturing, clinical and regulatory affairs, and most recently served as Quidel’s Vice President of Clinical and Regulatory Affairs. Previously, she held various positions at Scripps Clinic and Research Foundation and the University of California, San Diego. Ms. Weiner holds a B.A. in Biology from the University of California, San Diego and an M.B.A. from National University.

Michael A. Whittaker joined Biosite in 2003 as Director, Intellectual Properties and was promoted to Senior Director, Intellectual Properties in October 2004. In 2006, Mr. Whittaker was promoted to Vice President, Intellectual Properties. Prior to joining Biosite, Mr. Whittaker worked in the intellectual properties group at the law firms of Foley & Lardner LLP, Brobeck, Phleger & Harrison LLP and Lyon & Lyon LLP. Mr. Whittaker holds a J.D. from the University of San Diego, from which he graduated magna cum laude, a Masters in Biochemistry from the University of Colorado Health Sciences Center and a B.S. in Biological Sciences from the University of California, Irvine.

Biographical information regarding each of the Company’s non-employee directors is as follows:

Anthony DeMaria, M.D. joined the board of directors of Biosite (the “Biosite Board”) in June 1998. Dr. DeMaria is a Professor of Medicine at the University of California, San Diego. He served as the Chief of the Division of Cardiology at the University of California, San Diego, School of Medicine until 2004 when he assumed the position of Director of the Sulpezio Family Cardiovascular Center. Prior to joining the University of California in 1992, Dr. DeMaria was Director of the Kentucky Heart Institute. Prior to joining the Kentucky Heart Institute, he held key management positions at the University of Kentucky College of Medicine and the University of California, Davis, School of Medicine. In 1988, Dr. DeMaria served as president of the American College of Cardiology and he is past-president of the American Society of Echocardiography. Dr. DeMaria received a B.S. from College of the Holy Cross and an M.D. from New Jersey College of Medicine.

Howard E. Greene, Jr. joined the Biosite Board in June 1989. Mr. Greene is an entrepreneur who founded, managed and financed a series of medical technology companies during the past 25 years. From September 1987 to July 1996, Mr. Greene was the founding Chief Executive Officer of Amylin Pharmaceuticals, Inc., a biotechnology company developing drug candidates for treating metabolic diseases. From October 1986 until July 1993, Mr. Greene was a founding general partner of Biovest Partners, a seed venture capital firm. He was Chief Executive Officer of Hybritech Incorporated from March 1979 until its acquisition by Eli Lilly & Co. in March 1986, and was co-inventor of Hybritech’s patented monoclonal antibody assay technology. Prior to joining Hybritech, he was an executive with the medical diagnostics division of Baxter Healthcare Corporation from 1974 to 1979, and a consultant with McKinsey & Company from 1967 to 1974. He is a director of Amylin Pharmaceuticals, Inc. Mr. Greene received a B.A. from Amherst College and an M.B.A. from Harvard University.

Lonnie M. Smith joined the Biosite Board in October 1997. Since 1997, Mr. Smith has served as Chief Executive Officer and Chairman of the Board of Directors of Intuitive Surgical Inc., a surgical device company. From 1982 to February 1997, he served as Senior Executive Vice President for Hillenbrand Industries, Inc., a diversified public holding company. Mr. Smith was a director of Hillenbrand from 1981 to February 1997. Mr. Smith has also held positions with Boston Consulting Group, Inc. and IBM. He had been employed by Hillenbrand or its subsidiaries in various offices since 1976. Mr. Smith received a B.S. in Electrical Engineering from Utah State University and an M.B.A. from Harvard Business School.

Timothy J. Wollaeger joined the Biosite Board as Chairman of the Board of Directors at the inception of the Company. In October 2004, Mr. Wollaeger resigned as Chairman of the Board of Directors, but continues to serve as a Director on our Board of Directors. Mr. Wollaeger is a Managing Director of Sanderling Ventures, a venture capital firm he joined in April 2002, and is the President and CEO of Harkness Pharmaceuticals, Inc. From December 1993 until December 2006, Mr. Wollaeger was the General Partner of Kingsbury Associates, L.P., a venture capital firm he founded in 1993. From May 1990 until December 1993, he was Senior Vice President and a director of Columbia Hospital Corporation (now HCA Healthcare Corporation). From October 1986 until July 1993, he was a founding general partner of Biovest Partners, a seed venture capital firm. Earlier in his career, Mr. Wollaeger also served as the chief financial officer of several publicly traded and privately held companies. He is currently the Chairman of the Board of Directors of Digirad Corporation. Mr. Wollaeger received a B.A. in Economics from Yale University and an M.B.A. from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

Code of Business Conduct and Ethics

The Company has adopted the Biosite Incorporated Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.biosite.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, any such amendment or waiver will be publicly disclosed as required by applicable law or regulations of the NASDAQ Stock Market (“NASDAQ”).

Information Regarding Corporate Governance and the Biosite Board

In 2004, the Biosite Board documented the governance practices followed by the Company by adopting Corporate Governance Guidelines. The guidelines are intended to set forth in writing the practices that have been used by the Biosite Board to review and evaluate the Company’s business operations as needed and to make decisions that are independent of the Company’s management. The guidelines are also intended to document the aligned interests of directors and management with those of the Company’s stockholders. The Corporate Governance Guidelines, as well as the charters for each committee of the Biosite Board and the Company’s Code of Business Conduct and Ethics, are posted on the Company’s website at www.biosite.com.

Consistent with NASDAQ listing standards, in fiscal 2006 the Company’s independent directors met in regularly scheduled executive sessions at which only independent directors were present.

Audit Committee

The Audit Committee of the Biosite Board assists the Biosite Board in fulfilling its oversight responsibility with respect to the Company’s corporate accounting and financial reporting process. In that regard, the Audit Committee’s functions are, among other things, to select and employ the Company’s independent auditors; to evaluate the qualifications, performance and independence of the Company’s independent auditors; to review the scope and plan of work to be performed by the independent auditors; to approve in advance the auditing and permissible non-audit services to be performed by the independent auditors; to review reports of the independent auditors; to review and discuss the Company’s financial statements to be included in its periodic reports filed with the SEC; to review with management and the independent auditors the results of the annual audited financial statements and quarterly financial statements, including reviewing the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and to establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters. Three directors comprise the Audit Committee: Messrs. Wollaeger (Chair), Greene and Smith. The Audit Committee met ten times in fiscal 2006.

The Biosite Board annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence for audit committee members is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Biosite Board has determined that Mr. Wollaeger qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Biosite Board made a qualitative assessment of Mr. Wollaeger's level of knowledge and experience based on a number of factors, including his formal education, and his experience as an executive, including past service as a chief financial officer, of several publicly traded and privately held companies.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This section describes Biosite’s compensation program for officers of the Company, which includes an explanation of how compensation was determined in 2006 as well as the Company’s plans to evaluate compensation for the 2007 fiscal year.

Currently, Biosite has 18 officers, of which 8 are our executive officers. Our executive officers have significant policy making authority in the company, all play essential roles in key decision-making within Biosite, and several also have the broadest job responsibilities. We hold them accountable for the Company’s performance as a whole, and in certain cases we focus on specific areas of the business that they directly manage.

What person or group is responsible for determining the compensation levels of executive officers?

The Compensation Committee of the Biosite Board (the “Compensation Committee” or the “Committee”) reviews and determines the compensation to be paid to the Company’s officers, which also includes the implementation and administration of Biosite’s stock plans, stock purchase plans, cash bonus plans, deferred compensation plans and similar programs. The Compensation Committee also awards all inducement stock option awards to new employees under our 2002 Nonqualified Stock Incentive Plan, including officers.

The Compensation Committee works directly with the compensation and benefits professionals in Biosite’s human resources organization, who evaluate and present the Committee with information provided through independent, third-party surveys and other information collected from public sources for officers at peer companies. The Committee also receives the recommendations of the Company’s Chief Executive Officer and President on the compensation for other officers, and from time to time members of the committee also consult with other members of the board of directors. Historically, the Compensation Committee has not engaged third party consultants to advise the Committee on matters of cash or equity compensation. However, in early 2007 the Committee did engage a consultant, Radford Surveys + Consulting, to evaluate (1) the Company’s global equity compensation strategy, and (2) total compensation arrangements, including cash and equity components, for all of Biosite’s officers.

The Committee also considers the performance of the Company’s officers on an individual basis before determining the compensation arrangements for each of them. To do so, the Committee solicits the input of the Company’s Chief Executive Officer, President and Head of Worldwide Human Resources. In addition, the Committee members also judge performance by the exposure they get to Biosite’s operations as members of the Company’s board of directors. The Biosite Board participates in regular updates regarding the Company’s business priorities, strategies and results (financial and otherwise). These updates occur at least quarterly and typically more often for special circumstances or due to material developments in Biosite’s business or operations. In addition, both members of our Compensation Committee also serve as members of our Audit Committee of the Biosite Board. As a result of all of these activities, the Committee members have frequent interaction with and open access to officers, and considerable opportunity to evaluate the performance of the officers and the Company.

All members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 4200(a)(15) of the NASDAQ listing standards).

What are the objectives of the Company’s compensation programs for its officers?

The objectives of the compensation program for all of our officers in 2006 were to recruit and retain key contributors, reward performance and hold our officers accountable for the financial performance of the company through a mix of direct compensation, equity compensation and other benefits. To do this, Biosite’s compensation program was based on the following key principles:

•

Pay-for-performance—Establish total cash compensation targets between the 50th and 75th percentiles of the Company’s peer group for officers with similar levels of experience; then use cash bonus amounts to pay better than an individual’s target compensation if the company exceeds its target financial objectives, and pay below an individual’s target compensation if the Company falls below its target financial objectives;

•	Recruitment and retention—Establish a mix of compensation targets and benefits that is externally competitive and internally equitable, so as to attract and retain key contributors; and

•

Balance of long-term and short-term perspective—Encourage focus on near-term and long-term interests of our stockholders by utilizing cash components of compensation to reward near-term performance and equity compensation to provide further incentive to achieve longer-term strategic objectives.

How has the Company’s peer group selected, and what companies comprise that group?

For 2006, the Committee compared each element of cash and equity compensation against a peer group of companies and research institutions that compete with the Company for key talent. The companies that comprise this group are in the healthcare, diagnostics, biotechnology and medical device industries and typically have revenue of less than $500 million and between 500-1,500 employees. The Committee also considered a few companies and non-profit research institutions that may not meet the specific set of selection criteria described above, but that may be relevant competitors for key talent in our local geographic region in Southern California.

For 2007, the Committee is re-evaluating its peer group. See “2007 Compensation Decisions” below.

What are the elements of officer compensation, and how does the Company determine the amount for each?

Biosite’s compensation program includes a mix of cash, equity and other benefits.

Annual Base Salary:

Biosite pays an annual salary to its employees, including its officers. This is the least variable form of compensation for the job of any officer. Annual base salary levels are determined in part through comparisons of the base salaries paid at the Company with the base salaries paid to officers within the peer group described above. Actual base salaries are based on each person’s specific job responsibilities, current contributions and performance and a comparison to compensation arrangements for persons in similar positions in the Company’s peer group. Although the Compensation Committee does not use a specific formula to set pay in relation to this market data, Biosite generally pays base salaries that are between the 40th and 60th percentiles of the Company’s peer group. Officers with the highest level of responsibility have the lowest percentage of their cash compensation fixed as base salary.

In setting base salaries for fiscal 2006, the Compensation Committee considered the following factors:

•	Total compensation of the Company’s officers as compared to persons performing similar functions at a group of defined peer companies;

•	Internal review of the officer’s compensation, both individually and relative to other officers; and

•	Individual performance of the officer.

Salary levels are typically considered annually during the March-April timeframe as part of our annual performance review process, as well as upon a promotion or other change in job responsibility.

Performance Cash Bonuses:

As part of Biosite’s compensation program and in order to maintain an appropriate pay-for-performance incentive program, the Company’s officers are eligible for cash compensation under the terms of the Company’s Executive Bonus Plan (the “Bonus Plan”). Under the terms of the Bonus Plan, the Compensation Committee establishes performance objectives and annual target bonus amounts for each officer. In determining the appropriate level of target bonus for each officer, the Compensation Committee considers information provided through independent, third-party surveys and other information collected from public sources by Biosite’s human resources department for similar positions at peer companies, including the specific peer group described above. The Compensation Committee also considers its philosophy regarding the appropriate mix of incentive-based cash compensation relative to total compensation. In particular, officers with the highest level of responsibility have the highest percentage of their total target cash compensation comprised of a bonus component.

Typically in the first quarter of each calendar year, the Compensation Committee works with senior management to establish the annual target bonus amounts and performance objectives under the Bonus Plan for the year. For fiscal 2006, each officer’s target bonus under the Bonus Plan was a specified percentage of the officer’s base salary. The target annual bonus for officers ranges from 30% to 50% of an individual’s base salary. However, the Bonus Plan has no minimum or maximum payout; therefore an individual’s actual bonus could be lower or higher than the targeted percentages depending upon the achievement of the specified financial performance objectives for that year. In some cases, such as in connection with the hiring or promotion of a new officer, the Compensation Committee may agree to guarantee all or a portion of an individual’s bonus for a period of time.

The performance objectives for fiscal year 2006, described below, were approved in March 2006. For each performance objective there was a formula that established a specific cash payout for each officer based on a percentage of the individual’s base salary. For the 2006 fiscal year, the formula for payments under the Bonus Plan was a function of the following two factors: (i) our total worldwide revenues for the fiscal year ending December 31, 2006, as compared to total worldwide revenues in the prior year (except that for certain officers, this factor consisted of a comparison of our total U.S. product revenues or our total international product revenues for the fiscal year ending December 31, 2006 to the prior year) and (ii) our total worldwide operating income for the fiscal year ending December 31, 2006, as compared to total worldwide operating income in the prior year. With respect to both factors, the Company had to achieve a specified minimum for the applicable fiscal year in order for that factor to be considered in the determination of bonuses.

Because of this formula approach, in most cases the actual compensation mix of base salary and bonus is dependent on the achievement of the specific performance objectives under the Bonus Plan. Therefore, the mix may vary from year to year depending on how the Company performs against its financial performance objectives under the Bonus Plan. In fiscal 2006, as a result of the Company’s financial performance during the year, actual cash bonuses earned by the Company’s officers were well below the targeted bonus amounts, except in the case of two officers who received guaranteed bonus payments under the terms of their respective offer letters in connection with their hiring. Neither of these individuals is a Named Executive Officer.

The Compensation Committee may also award discretionary bonuses throughout the year based on the Company’s achievements and the individual’s contributions to those achievements, if it deems such an award to be appropriate. No such discretionary bonuses were paid in fiscal 2006.

Equity-Based Compensation:

Biosite grants equity-based compensation to employees, including the Company’s officers. The Compensation Committee believes that equity compensation promotes long-term focus, aligns our officers’ interests with those of our stockholders and helps us to attract, motivate and retain highly qualified and highly sought-after employees.

Equity compensation is also a potential reward for long-term value creation and serves as an incentive for employees who remain with the company and contribute on a long-term basis. Accordingly, the Committee believes that equity is the Company’s strongest compensation tool for long-term retention of its officers. Because members of our senior management team are highly regarded and are often recruited by other companies in the healthcare, diagnostics, biotechnology and medical device industries, the Compensation Committee considers equity compensation to be an essential element of total compensation.

Stock Options: We offer stock options to all of our officers, and virtually all of Biosite’s full-time employees with the exception of certain employees outside the United States. Biosite has a long-standing practice of making annual stock option awards to the Company’s officers either concurrently with or promptly following the Company’s annual meeting of stockholders, which has typically been in June. The Company may also grant stock option awards in connection with the hiring or promotion of a person to an officer role. Stock option awards to all officers are granted with an exercise price equal to the closing price of the Company’s stock on the date of grant.

Generally, options granted to officers vest over a four-year period, except that no options are exercisable for the first six months after the date of grant. Vesting ceases should the individual terminate his or her service to the Company. These vesting provisions of the stock options serve to retain qualified employees, providing continuing benefits to the Company beyond those achieved in the year of grant.

In determining whether to grant stock options to an officer, the Compensation Committee evaluates the officer’s performance. Historically, stock option award levels have varied among participants based on their positions within the Company. The Compensation Committee further considers the number of stock options previously granted to each officer and the extent to which such outstanding options are vested and the Compensation Committee’s own knowledge of industry practice. The Compensation Committee also considers the number of shares that remain available for future grant under available stock option plans and weighs the merits of preserving those shares for future option grants against the need for grants to current employees who may already hold significant numbers of options. In June 2006, our stockholders rejected a proposal to increase the number of shares reserved for future issuance under our 1996 Stock Incentive Plan (the “1996 Plan”), which is the stock plan we primarily use to make stock option awards to our current employees, including our officers. Because of the stockholder vote, and the resulting limited number of shares available under our 1996 Plan, the Company did not make any stock option awards to any officer of the Company during 2006, except in connection with the promotion of two Vice Presidents who are not executive officers.

Until late 2006, we did not have a program, plan or practice to coordinate equity grants with the release of material information; however, during 2006 we did delay the grant of options to the two officers referenced above and to our non-employee directors during a period in which the Company was in possession of material information. In October 2006, the Company adopted a written stock option grant practices policy, which requires all stock option grants to be approved on or prior to the effective date of grant and that the exercise prices of all stock options must be equal to the fair market value of the Common Stock on the effective date of grant. In addition, pursuant to the policy, annual stock option grants awarded to officers of the Company will typically be effective as of the first business day of the first calendar month following the Company’s annual stockholder meeting and will be approved by the Compensation Committee during open trading periods only. Promotional or discretionary stock option grants to officers of the Company will be effective as of the first business day of the first calendar month following the approval, and must be approved by the Company’s Compensation Committee during open trading periods only. Stock options granted to newly hired officers of the Company cannot be effective earlier than the individual’s start date, and must be approved by the Company’s Compensation Committee; however, the stock option grant date is not dependent on the timing of open trading periods.

Employee Stock Purchase Plan: Biosite offers its employee stock purchase plan (“ESPP”) to eligible employees, which includes all of the officers, in order to allow them to share in the success of the company. The ESPP enables eligible employees to purchase Biosite stock at a discount from the market price. Eligibility and contribution limits applicable to the ESPP apply universally to all eligible employees. Each offering under our ESPP is for 24 months, and each offering contemplates four sequential purchase periods of six months each. Generally speaking, the purchase price at the end of each purchase period is 85% of the lower of: (1) the fair market value (the “FMV”) on the first day of the offering, or (2) the FMV on the last day of the applicable purchase period. In the event that the FMV on the last day of the applicable purchase period is lower than the FMV on the first day of the offering, a new offering period of 24 months will begin.

Change in Control Protections:

All Biosite employees, including the officers, are employed “at will” and do not have employment agreements. However, the Company does have a Change in Control Severance Benefit Plan (the “Severance Plan”) that applies to its officers, directors and selected other non-officer employees. The Severance Plan is designed to promote stability and continuity of senior management.

The Severance Plan provides that if an eligible employee is terminated for any reason other than for Cause or resigns for Good Reason (each as defined in the Severance Plan) within two months prior to or 13 months following a Change in Control (as defined in the Severance Plan), the employee would continue to receive his or her base salary and health insurance benefits for a specified period following the change in control. For our Chief Executive Officer and President, this period will be 24 months; for our Vice Presidents, this period will be 18 months; and for other eligible employees, this period will be as determined by the Compensation Committee of the Biosite Board, but will not exceed 24 months. In addition, such employee would receive immediate full vesting of all stock options and other equity awards and would be entitled to exercise all of his or her stock options for 24 months beyond the original post-termination exercise period set forth in such employee’s stock option agreement.

Other Benefit Plans and Arrangements:

Nonqualified Deferred Compensation: The Company’s officers, in addition to certain other U.S.-based eligible employees, are entitled to participate in the Company’s 409A Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, participants may annually elect to defer up to 25% of their base salary and 100% of bonuses and/or commissions.

401(k) Plan: In addition, we maintain a retirement savings plan, or a 401(k) Plan, which currently permits eligible employees, including all of our officers, to elect to defer their compensation up to the statutorily prescribed limit. The Company may, but has not yet, matched employee contributions or made discretionary contributions to the 401(k) Plan. An employee’s interests in his or her deferrals are 100% vested when contributed. The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended (the “Code”). As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employee until distributed from the 401(k), and all contributions are deductible by the Company at the time of the contribution.

Health Related Benefits: All of our U.S. based officers are eligible under the same plans as all other U.S. based employees for medical, dental, vision, disability and life insurance. These benefits are intended to be competitive with benefits offered by other companies in the healthcare, diagnostics, biotechnology and medical device industries and local practices. The cost of employee benefits is partially borne by the employee, including each officer. There is no difference in the cost of those benefits borne by the Company’s officers as compared to any other similarly situated employee. However, our three co-founders, Mr. Blickenstaff and Drs. Buechler and Valkirs, each receive supplemental life insurance with limits of $250,000. In 2006, premiums in the amounts of $1,042.50, $965.00 and $1,127.50 were paid for each of such supplemental life insurance policies for Mr. Blickenstaff, Dr. Buechler and Dr.Valkirs, respectively. Supplemental life insurance benefits are not generally funded by the Company for any other employee, except for our three co-founders.

Relocation Assistance: In connection with the recruitment of officers, if appropriate, the Company provides for relocation assistance that is determined by the specific circumstances of the officers’ relocation and generally consists of (a) final move travel, (b) movement of household goods, (c) 30 days of household goods storage, (d) a lump sum for additional costs associated with relocation which could include temporary housing, closing costs, rental car and other such expenses. In cases where we recruit an individual from a lower-cost housing market, as compared to the market near our headquarters in San Diego, California, the Company has in some instances offered a mortgage allowance. This mortgage allowance is a monthly amount paid for a defined period of time, typically between three to five years following purchase of a single family dwelling, to help compensate for increase in the cost of housing compared to the officers’ previous location. In 2006, two of the Company’s officers, including one executive officer that is not a Named Executive Officer, received mortgage allowances. Generally, the Company does not provide tax gross up assistance to officers for amounts paid on the officers’ behalf related to relocation, though the Company may provide tax gross up assistance as it deems necessary. No tax gross up assistance was paid in 2006. All relocation assistance and benefits to officers are approved by the Compensation Committee.

Car Allowances: In the recruitment of officers it has been necessary to provide for car allowances in the form of monthly payments, to certain officers based on the position or the officers’ location. Three of the Company’s officers, including two executive officers that are not Named Executive Officers, received monthly car allowances in 2006.

Expatriate Benefits: One of our executive officers resides outside the United States in order to perform the primary responsibilities of his position. He receives expatriate benefits that are comparable to the benefits we offer to other employees who are on expatriate assignments, including an Oversees Premium equal to 10% of base salary, a Cost of Living Adjustment (COLA) Allowance, a Housing Differential Allowance, a Company car, Home Leave, Tax Equalization, Tax Assistance and Repatriation assistance.

Is Compensation Deductible by the Company?

It is the Company’s policy generally to qualify compensation paid to officers for deductibility under Section 162(m) of the Code. Section 162(m) generally prohibits the Company from deducting the compensation of officers that exceeds $1,000,000 unless that compensation is based on the achievement of objective performance goals. The Company’s 1996 Plan and the Company’s 2002 Nonqualified Stock Incentive Plan are structured to qualify stock options, restricted share and stock unit awards under such plans as performance-based compensation and to maximize the tax deductibility of such awards. However, the Company reserves the discretion to pay compensation to its officers that may not be deductible.

2007 Compensation Decisions

In the first quarter of 2007, the Compensation Committee engaged a well-respected compensation consulting firm to evaluate the pay practices and compensation programs of its officers and develop recommendations for the Company’s officer compensation programs. As part of this analysis, the consulting firm would validate or recommend revising, as necessary, the list of peer companies that would be utilized in assessing the competitive pay practices in the marketplace. In anticipation of the results of and recommendations resulting from this analysis, the Compensation Committee postponed its regular schedule for establishing the compensation programs for its officers to late March 2007.

The compensation consulting firm presented a report of its findings and recommendations to the Compensation Committee in March 2007. At the time of the submission of this Compensation Discussion and Analysis (the “CD&A”) and as a result of the activities that led up to the March 26, 2007 announcement of the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Beckman Coulter, Inc. (“Beckman”) and Louisiana Acquisition Sub, Inc., a wholly-owned subsidiary of Beckman, the Compensation Committee delayed its meeting to consider the consulting firm’s findings and recommendations in establishing the final metrics for its 2007 Bonus Plan, as well as any modifications to officer base pay. In the covenants associated with the Merger Agreement, the Compensation Committee maintains the rights and obligations to establish and formalize the 2007 Bonus Plan and recommend to Beckman changes in officer base pay. The Compensation Committee anticipates convening in April 2007 for this purpose.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R).

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Biosite Board that the CD&A be included in this Annual Report on Form 10-K, as amended.

Compensation Committee

Timothy J. Wollaeger, Chairman

Lonnie M. Smith

EXECUTIVE COMPENSATION

The following table shows, for fiscal 2006, the compensation awarded or paid to, or earned by, the Chief Executive Officer, Chief Financial Officer and Biosite’s three other most highly compensated executive officers at December 31, 2006 (the “Named Executive Officers”):

Summary Compensation Table For Fiscal 2006

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)	Option Awards ($)(3)	All Other Compensation ($)(4)		Total ($)
Kim D. Blickenstaff Chief Executive Officer and Chairman of the Board of Directors	2006	574,304	36,143	1,704,830	4,075		2,319,352

Christopher J. Twomey Senior Vice President, Finance, Chief Financial Officer and Secretary	2006	325,000	20,323	892,954	7,330	(5)	1,245,607

Kenneth F. Buechler, Ph.D. President and Chief Scientific Officer	2006	442,947	27,889	1,571,275	3,272		2,045,383

Gunars E. Valkirs, Ph.D. Senior Vice President, Biosite Discovery	2006	231,665	14,570	918,639	2,268		1,167,142

Christopher R. Hibberd Senior Vice President, Corporate Development	2006	310,000	15,508	727,153	684		1,053,345

(1)	Includes pre-tax amounts deferred by each individual under the 401(k) Plan.
(2)	Includes amounts deferred by each individual under the Deferred Compensation Plan. Individuals may elect to defer salary and bonus amounts under the plan on a pre-tax basis.
(3)	Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2006 for the fair value of stock options granted in prior fiscal years, in accordance with SFAS 123R. Assumptions used in the calculation of this amount are included in the “Notes to Consolidated Financial Statements, Stock-Based Compensation” of the Company’s audited financial statements for the fiscal year ended December 31, 2006.
(4)	Amounts represent payments on behalf of each individual for group term life insurance and separate term life insurance. Also includes premiums paid to Jackson National Life Insurance Company, which is a private, individual life insurance policy in place for the founders of the Company.
(5)	Includes amounts paid to Mr. Twomey pursuant to a cash-out of earned vacation time.

Grants of Plan-Based Awards

No stock options or stock awards were granted to any of the Company’s named executive officers in fiscal 2006.

Outstanding Equity Awards in 2006

The following table shows for fiscal 2006, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Kim D. Blickenstaff	82,811 100,000 55,000 61,900 31,685 7,500 24,375	— — — 8,100 18,315 7,500 40,625	(1) (1) (2) (2)	31.63 41.56 24.95 47.66 44.18 49.15 53.38	06/02/2010 06/14/2011 06/18/2012 06/18/2013 06/18/2014 10/22/2014 06/17/2015

Christopher J. Twomey	12,500 50,000 50,000 37,500 30,950 15,843 5,000 13,125	— — — — 4,050 9,157 5,000 21,875	(1) (1) (2) (2)	13.88 31.63 41.56 24.95 47.66 44.18 49.15 53.38	05/21/2008 06/02/2010 06/14/2011 06/18/2012 06/18/2013 06/18/2014 10/22/2014 06/17/2015

Kenneth F. Buechler, Ph.D.	10 75,000 75,000 27,786 70,743 22,180 7,500 20,625	— — — — 9,257 12,820 7,500 34,375	(1) (1) (2) (2)	13.88 31.63 41.56 24.95 47.66 44.18 49.15 53.38	05/21/2008 06/02/2010 06/14/2011 06/18/2012 06/18/2013 06/18/2014 10/22/2014 06/17/2015

Gunars E. Valkirs, Ph.D.	11,782 71,274 45,000 56,250 35,372 15,843 2,500 1,500 10,500	— — — — 4,628 9,157 2,500 1,500 17,500	(1) (1) (2) (2) (2)	10.00 31.63 41.56 24.95 47.66 44.18 49.15 54.76 53.38	06/09/2009 06/02/2010 06/14/2011 06/18/2012 06/18/2013 06/18/2014 10/22/2014 11/29/2014 06/17/2015

Christopher R. Hibberd	2,000 20,000 40,000 15,000 22,107 10,773 5,000 13,125	— — — — 2,893 6,227 5,000 21,875	(1) (1) (2) (2)	13.88 31.63 41.56 24.95 47.66 44.18 49.15 53.38	05/21/2008 06/02/2010 06/14/2011 06/18/2012 06/18/2013 06/18/2014 10/22/2014 06/17/2015

(1)	The shares underlying this option vest daily over a four-year period commencing on the date of grant, except that no options are exercisable for the first six months after the date of grant.
(2)	The shares underlying this option vest in sixteen equal quarterly installments over a four-year period commencing on each quarterly anniversary of the applicable vesting commencement date, except that no options are exercisable for the first six months after the date of grant.

Option Exercises

The following table shows for fiscal 2006, certain information regarding option exercises during the last fiscal year with respect to the Named Executive Officers:

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Kim D. Blickenstaff	—	—
Christopher J. Twomey	—	—
Kenneth F. Buechler, Ph.D.	14,000	499,284
Gunars E. Valkirs, Ph.D.	—	—
Christopher R. Hibberd	—	—

Pension Benefits

The Company has no pension plans that provide for retirement payments or benefits.

Non-qualified Deferred Compensation

The following table shows for fiscal 2006, certain information regarding non-qualified deferred compensation benefits for the Named Executive Officers:

Name	Executive Contributions in Last FY ($)		Aggregate Earnings in Last FY ($)		Aggregate Balance at Last FYE ($)
Kim D. Blickenstaff	—		—		—
Christopher J. Twomey	49,545	(1)	63,750	(2)	620,707
Kenneth F. Buechler, Ph.D.	—		—		—
Gunars E. Valkirs, Ph.D.	—		—		—
Christopher R. Hibberd	—		—		—

(1)	Consists of amounts reflected in the Summary Compensation Table.
(2)	Consists of amounts not reflected in the Summary Compensation Table.

Deferred Compensation Plan

In March 2005, we completed the implementation of the Deferred Compensation Plan for the benefit of a select group of our management or highly compensated employees, including our executive officers. The Deferred Compensation Plan is intended to comply with Section 409A of the Code. The Deferred Compensation Plan is an unfunded arrangement and is intended to be exempt from the requirements of the Employee Retirement Income Security Act of 1974, as amended, or ERISA.

A participant in the Deferred Compensation Plan may annually elect to defer up to 25% of their base salary and 100% of bonuses and/or commissions. The deferred compensation is contributed to either a retirement account or an in-service account established by the participant at the time the deferral election is made. These marketable securities investments are classified as trading securities. The Company may also make discretionary contributions to participants’ accounts in the future, although they do not currently do so. Amounts contributed to participants’ accounts through participant deferrals or through our discretionary contributions are generally not subject to income tax until they are distributed from the accounts. All contributions made by participants are vested immediately. Any discretionary contributions made by us in the future, if any, are subject to such vesting arrangements as we may determine.

Amounts credited to a retirement account are distributed upon the retirement of a participant, in a lump sum or in annual installments during a specified number of years after retirement. Amounts credited to an in-service account are distributed at the beginning of a year selected by the participant that is no sooner than a specified number of years after the year the deferral election is made, in a lump sum or in annual installments during a specified number of years after the initial distribution. In the event of a participant’s disability, death or, subject to certain limitations set forth in the Deferred Compensation Plan, a participant’s termination of employment, all amounts credited to his or her account are distributed immediately in a lump sum. Early distributions may be permitted in the event of unforeseeable emergencies. A participant may from time to time designate one or more persons as his or her beneficiaries entitled to receive distributions under the Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control

The Company’s 1996 Plan and its Deferred Compensation Plan each provide that the Compensation Committee of the Biosite Board may determine that options, restricted shares, stock units and SARs granted under such plan (“Plan Grants”), at the time of granting such Plan Grant or thereafter, shall become fully vested and exercisable as to all shares of common stock subject to such Plan Grant in the event that a change in control occurs with respect to the Company.

On October 22, 2004, we adopted the Severance Plan to provide severance benefits to certain eligible employees and directors upon selected terminations of service in connection with a Change in Control (as defined in the Severance Plan). Generally, eligible employees under the Severance Plan include our Chief Executive Officer, our President, our Vice Presidents and any other individuals designated by the Biosite Board or the Compensation Committee thereof.

The Severance Plan provides that if an eligible employee is terminated for any reason other than for Cause or resigns for Good Reason (each as defined in the Severance Plan) within two months prior to or 13 months following a Change in Control, the employee would continue to receive his or her base salary and health insurance benefits for a specified period following the Change in Control. For our Chief Executive Officer and President, this period will be 24 months; for our Vice Presidents, this period will be 18 months; and for other eligible employees, this period will be as determined by the Compensation Committee of the Biosite Board, but will not exceed 24 months. In addition, such employee would receive immediate full vesting of all stock options and other equity awards and would be entitled to exercise all of his or her stock options for 24 months beyond the original post-termination exercise period set forth in such employee’s stock option agreement.

The Severance Plan also provides that each of our non-employee directors would receive immediate full vesting of all stock options and other equity awards in the event such director is terminated or resigns concurrently with or following a Change in Control. In addition, each of our non-employee directors would be entitled to exercise all of his or her stock options for 24 months beyond the original post-termination exercise period set forth in such director’s stock option agreement.

The amount of severance and other benefits for each named executive officer in the event a qualifying termination under the Severance Plan had occurred at December 31, 2006 is set forth below.

Name	Aggregate Severance Payment ($)	Continuation of Insurance Benefit ($)	Accelerated Vesting of Stock Options ($)
Kim D. Blickenstaff	1,156,200	21,984	95,170
Christopher J. Twomey	487,500	16,830	47,583
Kenneth F. Buechler, Ph.D.	891,750	22,272	70,885
Gunars E. Valkirs, Ph.D.	349,524	12,609	48,271
Christopher R. Hibberd	465,000	16,830	32,523

(1)	Based on fiscal 2006 salary.
(2)	Accelerated vesting of stock option amounts were determined by measuring the difference between the most recent closing price of the Common Stock as of December 31, 2006 and the exercise price of the named executive officer’s unvested stock options.

DIRECTOR COMPENSATION

The following table shows, for fiscal 2006, certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(2)	Total ($)
Anthony DeMaria, M.D.(3)	30,000		137,791	167,791
Howard E. Greene, Jr.(4)	44,750	(1)	137,791	182,541
Lonnie M. Smith(5)	50,750		137,791	188,541
Timothy J. Wollaeger(6)	53,750		137,791	191,541

(1)	Under the 1996 Plan, directors may elect to defer their fees until they terminate service with the Biosite Board. The deferred fees shall be deemed invested in Common Stock and will be paid in cash in a lump sum or installments as determined by the Company. Under this arrangement, Howard E. Greene, Jr. has deferred fees equivalent to 879.68 stock units that he earned in fiscal 2006. To date, no other directors have elected to defer their fees.
(2)	Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2006 for the fair value of stock options granted in fiscal 2006 and in prior fiscal years, in accordance with SFAS 123R. Assumptions used in the calculation of this amount are included in the “Notes to Consolidated Financial Statements, Stock-Based Compensation” of the Company’s audited financial statements for the fiscal year ended December 31, 2006.
(3)	Dr. DeMaria has options to purchase 25,000 shares outstanding under the Company’s 1996 Plan as of December 31, 2006.
(4)	Mr. Greene has options to purchase 37,500 shares outstanding under the Company’s 1996 Plan as of December 31, 2006.
(5)	Mr. Smith has options to purchase 47,500 shares outstanding under the Company’s 1996 Plan as of December 31, 2006.
(6)	Mr. Wollaeger has options to purchase 15,183 shares outstanding under the Company’s 1996 as of December 31, 2006.

Compensation of Directors

On January 14, 2005, the Biosite Board approved a compensation program for non-employee directors of the Company. Under this compensation program, each non-employee director receives an annual retainer payment at the beginning of each fiscal year with a portion of the retainer paid upfront and the remaining retainer paid in four equal quarterly installments throughout the year. Additionally, each non-employee director that is a member of a committee receives an additional annual retainer paid in equal quarterly installments throughout the year. Members of the Compensation Committee receive $9,000 annually and members of the Nominating and Corporate Governance Committee receive $3,000 annually. On April 26, 2006, the Biosite Board approved certain increases to the compensation program for the Company's non-employee directors. Effective April 1, 2006, the annual retainer payment for service as a director of the Company was increased from $22,000 per year to $32,000 per year. In addition, the annual retainer payment for service as a member of the Audit Committee was increased from $9,000 per year to $10,000 per year, also effective April 1, 2006. The members of the Biosite Board are also eligible for reimbursement for their expenses incurred in attending Biosite Board meetings in accordance with Company policy.

Each non-employee director of the Company also receives stock option grants under the 1996 Plan. Options granted to non-employee directors under the 1996 Plan are intended by the Company not to qualify as ISOs under the Code. Typically, at each annual meeting of our stockholders following a non-employee director’s election to the Biosite Board, such non-employee director will be granted a non-statutory option to purchase 5,000 shares of our common stock. However, in fiscal 2006, the grant of non-employee director options was deferred until November 1, 2006. The number of options issued to each non-employee director was not changed. In addition, any non-employee director that is elected to the Biosite Board for the first time will be granted a non-statutory option to purchase 10,000 shares of Common Stock upon such election. Each such option will be granted under the 1996 Plan and will have an exercise price equal to the fair market value of Common Stock on the date of grant. In addition, each such option will vest in sixteen equal quarterly installments over four years (on each quarterly anniversary of the applicable vesting commencement date) and the vested portion thereof will be exercisable until ten years following the date of grant or, if earlier, 90 days following the termination of the applicable non-employee director’s service. Such vesting is subject to acceleration, and such post-termination exercise period is subject to extension, in accordance with the Severance Plan.

In October 2006, the Company adopted a written stock option grant practices policy, which requires all stock option grants to be approved on or prior to the effective date of grant and that the exercise prices of all stock options must be equal to the fair market value of the Common Stock on the effective date of grant. In addition, pursuant to the policy, annual stock option grants awarded to non-employee directors will typically be effective as of the first business day of the first calendar month following the Company’s annual stockholder meeting and will be approved by the Compensation Committee during open trading periods only.

Under the 1996 Plan, directors may elect to defer their fees until they terminate service with the Biosite Board. The deferred fees shall be deemed invested in Common Stock and will be paid in cash in a lump sum or installments as determined by the Company.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee during fiscal 2006 were Messrs. Wollaeger (Chair) and Smith. There were no interlocks or other relationships among the Company’s executive officers and directors that are required to be disclosed under applicable executive compensation disclosure regulations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of January 31, 2007 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table set forth in Item 11; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of Common Stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
FMR Corp. and its affiliates(2) 82 Devonshire Street Boston, MA 02109	2,439,173	15.3%

Neuberger Berman Inc. and its affiliates(3) 605 Third Avenue New York, NY 10158	2,412,247	15.1%

Smith Barney Fund Management LLC and its affiliates(4) 399 Park Avenue New York, NY 10022	1,182,700	7.4%

Barclays Global Investors, NA and its affiliates(5) 45 Fremont Street San Francisco, CA 94105	1,101,811	6.9%

Wellington Management Company, LLP(6) 75 State Street Boston, MA 02109	871,425	5.5%

Kim D. Blickenstaff(7)	617,694	3.9%

Kenneth F. Buechler, Ph.D.(8)(7)	567,379	3.6%

Gunars E. Valkirs, Ph.D.(9)(7)	508,331	3.2%

Howard E. Greene, Jr.(10)(7)	281,184	1.8%

Christopher J. Twomey(11)(7)	279,069	1.8%

Christopher R. Hibberd(12)(7)	144,828	*

Lonnie M. Smith(7)	40,408	*

Dr. Anthony DeMaria(7)	16,339	*

Timothy J. Wollaeger(13)(7)	11,522	*

All executive officers and directors as a group (12 persons)(14)	2,642,970	16.6%

*	Denotes less than 1%
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 15,940,575 shares outstanding on January 31, 2007, adjusted as required by rules promulgated by the SEC.
(2)	Pursuant to a Schedule 13G/A dated February 14, 2007 that reported their holdings as of December 31, 2006, filed jointly by FMR Corp. and Edward C. Johnson 3d. According to this Schedule 13G, FMR Corp. reported beneficial ownership of 2,439,173 shares, sole voting power as to 546,282 shares and sole dispositive power as to 2,439,173 shares; Edward C. Johnson 3d reported beneficial ownership of 2,439,173 shares and sole dispositive power as to 2,439,173 shares.

(3)	Pursuant to a Schedule 13G dated February 13, 2007 that reported their holdings as of December 31, 2006, filed jointly by Neuberger Berman, Inc., Neuberger Berman, LLC, Neuberger Berman Management Inc. and Neuberger Berman Equity Funds. According to this Schedule 13G, Neuberger Berman, Inc. and Neuberger Berman, LLC reported beneficial ownership of 2,412,247 shares, sole voting power as to 19,378 shares, shared voting power as to 2,045,046 shares and shared dispositive power as to 2,412,247 shares. Neuberger Berman Management Inc. reported beneficial ownership of 2,045,046 shares and shared dispositive power as to 2,045,046 shares. Neuberger Berman Equity Funds reported beneficial ownership as to 2,020,397 shares; shared voting power as to 2,020,397 shares and shared dispositive power as to 2,020,397.
(4)	Pursuant to a Schedule 13G dated February 8, 2007 that reported their holdings as of December 31, 2006, filed jointly by ClearBridge Advisors, LLC and Smith Barney Fund Management LLC. According to this Schedule 13G/A, ClearBridge Advisors, LLC reported beneficial ownership of 1,144,700 shares, shared voting power as to 1,144,700 shares and shared dispositive power as to 1,144,700 shares; and Smith Barney Fund Management LLC reported beneficial ownership of 38,000 shares, shared voting power as to 38,000 shares and shared dispositive power as to 38,000 shares.
(5)	Pursuant to a Schedule 13G dated January 23, 2007 that reported their holdings as of December 31, 2006, filed jointly by Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd, Barclays Global Investors Japan Trust and Banking Company Limited and Barclays Global Investors Japan Limited. According to this Schedule 13G, Barclays Global Investors, NA reported beneficial ownership of 481,662 shares, sole voting power as to 419,852 shares and sole dispositive power as to 481,662 shares; Barclays Global Fund Advisors reported beneficial ownership of 609,808 shares, sole voting power as to 609,808 shares and sole dispositive power as to 609,808 shares; and Barclays Global Investors, Ltd reported beneficial ownership of 10,341 shares, sole voting power as to 10,341 shares and sole dispositive power as to 10,341 shares.
(6)	Pursuant to a Schedule 13G dated February 14, 2007 that reported its holdings as of December 31, 2006. According to this Schedule 13G, Wellington Management Company, LLP reported beneficial ownership of 871,425 shares, shared voting power as to 407,725 shares and shared dispositive power as to 871,425 shares.
(7)	The amounts shown include shares which may be acquired currently or within 60 days after January 31, 2007, through the exercise of stock options as follows: Mr. Blickenstaff, 375,748 shares; Dr. Buechler, 310,386 shares; Dr. Valkirs, 256,321 shares; Mr. Greene, 28,839 shares; Mr. Twomey, 221,468 shares; Mr. Hibberd, 133,434 shares; Mr. Smith, 38,839 shares; Dr. DeMaria, 16,339 shares; Mr. Wollaeger, 6,522 shares.
(8)	Includes 254,771 shares held in a trust for the benefit of Dr. Buechler’s family as to which Dr. Buechler has shared voting and investment power.
(9)	Includes 249,225 shares held of record by the Valkirs Family Trust as to which Dr. Valkirs has shared voting and investment power and 2,785 shares held by a family member as to which Dr. Valkirs has shared voting and investment power.
(10)	Includes 2,200 shares held in a trust for the benefit of Mr. Greene’s children as to which Mr. Greene has shared voting and investment power.
(11)	Includes 56,655 shares held in trust for the benefit of Mr. Twomey’s family as to which Mr. Twomey has shared voting and investment power.
(12)	Includes 9,075 shares held in a trust for the benefit of Mr. Hibberd’s family as to which Mr. Hibberd has shared voting and investment power.
(13)	Includes 5,000 shares held in trust for the benefit of Mr. Wollaeger’s family as to which Mr. Wollaeger has shared voting and investment power.
(14)	Includes as outstanding an aggregate of 1,558,231 shares which may be acquired currently or within 60 days after January 31, 2007 pursuant to the exercise of options. Also includes 576,926 shares held by family trusts for the benefit of family members of directors and executive officers as to which such directors and executive officers have shared voting and investment power.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, restricted stock units and performance units A		Weighted-average exercise price of outstanding options, restricted stock units and performance units B		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders (2)	3,300,469	(4)	$38.56	(5)	444,944	(6)
Equity compensation plans not approved by security holders (3)	1,073,630		$47.19		84,799

Total	4,374,099	(4)	$40.73	(5)	529,743	(6)

(1)	The table does not include information for employee benefit plans of the Company and its subsidiaries intended to meet the qualification requirements of Section 401(a) of the Code and foreign employee benefit plans which are similar to Section 401(a) plans.
(2)	Consists of three plans: the 1989 Stock Plan, the 1996 Plan and the ESPP.
(3)	Consists of the 2002 Nonqualified Stock Incentive Plan (the “Nonqualified Plan”). The Nonqualified Plan provides for the grant of NSOs, restricted shares, stock units and stock appreciation rights to eligible employees and consultants. In October 2005, the Plan was amended to permit awards of inducement stock options for the recruitment of new officers. The Company currently intends to grant only NSOs under the Nonqualified Plan. An aggregate of 1,450,000 shares of common stock are reserved for issuance under the Nonqualified Plan, of which 900,000 shares are reserved for issuance as inducement awards only. The Nonqualified Plan is administered by the Compensation Committee, which has the power to interpret the plan and the discretion to determine the terms of the options granted under the plan, including the number of shares covered by such options.
(4)	The number takes account of approximately 5,623 stock units issued as of December 31, 2006 under the 1996 Plan in lieu of annual retainers and meeting fees, as elected by director Howard E. Greene, Jr. The terms of such units, including the form and time of settlement of such stock units, are to be determined by the Board of Directors and the Compensation Committee, and may vary from the number of units included here based on the stock price. Does not include shares of common stock issued or to be issued under the ESPP.
(5)	The weighted average exercise price does not include approximately 5,623 outstanding stock units under the 1996 Plan or shares of common stock issued or to be issued under the ESPP.
(6)	Includes 166,802 shares available for issuance under the ESPP. The ESPP plan provides for an automatic share increase to be made on the first day of each calendar year of the Company beginning with the calendar year that began on January 1, 2006 and ending with the calendar year that begins on January 1, 2014. The number of shares added by such automatic share increase is equal to the lesser of (i) 1.5% of the shares of common stock outstanding at the end of the prior calendar year; or (ii) 1,500,000 shares of our common stock; provided that in no event will the annual increase cause the aggregate number of shares of common stock then available for purchase under the ESPP to exceed 5% of the number of outstanding shares of capital stock of the Company at the end of the prior calendar year. On January 1, 2007, 237,949 shares were added to the pool of shares of common stock available for issuance under the ESPP pursuant to this automatic increase provision.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Independence of the Biosite Board

As required under NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Biosite Board consults with the Company’s counsel to ensure that the Biosite Board determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, including Dr. DeMaria’s relationship with the Sulpezio Center discussed below, the Biosite Board affirmatively has determined that the following directors, constituting a majority of the Company’s directors, are independent directors within the meaning of the applicable NASDAQ listing standards: Dr. DeMaria, Mr. Greene, Mr. Smith and Mr. Wollaeger. Mr. Blickenstaff, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Dr. Buechler, the Company’s President and Chief Scientific Officer are not independent directors by virtue of their employment with the Company. The Company’s definitions of “independence” for its directors can be located on its corporate website at www.biosite.com/investor/guidelines.aspx.

Dr. DeMaria is also the Director of the Sulpezio Family Cardiovascular Center (the “Sulpezio Center”) at the University of California, San Diego (“UCSD”). During the 2005 fiscal year, the Company entered into an agreement to support a fellowship at the Sulpezio Center by contributing $100,000 to UCSD in each of fiscal 2006, 2007 and 2008. In fiscal 2006, the Company's contribution was partially reduced by the value of shares of Company stock contributed to UCSD in support of the fellowship by Gunars E. Valkirs, Ph.D., the Company's Senior Vice President, Biosite Discovery. The actual amount contributed by the Company to UCSD in fiscal 2006 was $40,399.

Review, Approval or Ratification of Related-Person Transactions

The Company’s legal department is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related-person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. In addition, pursuant to its charter, the Audit Committee reviews and approves or ratifies any related-person transaction. In the course of its review and approval or ratification of a related-party transaction, the Audit Committee may consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

•	any other matters the committee deems appropriate.

For purposes of our practices and this discussion, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Related-Person Transactions During Fiscal 2006

During fiscal 2006, Julie A. Doyle was Biosite’s Director of Medical Education. Dr. Doyle shares the same household as Dr. Kenneth F. Buechler, the Company’s President and Chief Scientific Officer. In fiscal 2006, Dr. Doyle earned $164,556 in salary and $4,306 in bonus and she received a stock option award in June 2006 to purchase 3,570 shares of the Common Stock at an exercise price of $46.24 per share. $80,668 was recognized by the Company for financial statement reporting purposes for fiscal 2006 in accordance with SFAS 123R with respect to stock option awards made to Dr. Doyle for fiscal 2006 and prior years. Assumptions used in the calculation of this amount are included in the “Notes to Consolidated Financial Statements, Stock-Based Compensation” of the Company’s audited financial statements for the fiscal year ended December 31, 2006.

In December 2006, the Company entered into a separation agreement with Dr. Doyle in connection with her separation from the Company (the “Separation Agreement”). This Separation Agreement was effective as of January 1, 2007. Under the Separation Agreement, Dr. Doyle has fully released the Company from any and all claims relating to her separation from the Company. In consideration for the release, Dr. Doyle received a lump sum payment of $44,739, which equals 14 weeks of her base salary in effect as of the separation date, less applicable withholdings and deductions. In addition, Dr. Doyle will also be reimbursed for the cost of her medical, dental and vision benefits through April 30, 2007 and she may also receive up to three months of outplacement services. In the event Dr. Doyle does not secure comparable reemployment on or before April 10, 2007, Dr. Doyle may also receive up to an additional $63,913, which is equal to an additional 20 weeks of her base salary in effect as of the separation date.

Joseph A. Buechler is the brother of Dr. Kenneth F. Buechler, the Company’s President and Chief Scientific Officer. Joseph Buechler serves as the Company’s Senior Director of Antibody Development. Joseph Buechler earned $180,440 in salary and $24,705 in bonus for fiscal 2006 and he received an stock option award in June 2006 to purchase 5,000 shares of the Common Stock at an exercise price of $46.24 per share. $153,099 was recognized by the Company for financial statement reporting purposes for fiscal 2006 in accordance with SFAS 123R with respect to stock option awards made to Joseph Buechler for fiscal 2006 and prior years. Assumptions used in the calculation of this amount are included in the “Notes to Consolidated Financial Statements, Stock-Based Compensation” of the Company’s audited financial statements for the fiscal year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services.

The following table represents aggregate fees for professional services rendered by Ernst & Young LLP for fiscal 2006 and 2005.

	Fiscal Year (in thousands)
	2006	2005
Audit Fees (1)	$852	$772
Audit-related Fees	0	0
Tax Fees
Preparation and Compliance (2)	35	48
Other Tax Fees (3)	131	220

Tax Fees - Total	166	268

All Other Fees	0	0

Total Fees	$1,018	$1,040

(1)	Includes fees for the annual audit and reviews of the Company’s Quarterly Reports on Form 10-Q and the Company’s S-8 Registration Statement. In 2005 and 2006, audit fees also include fees for professional services rendered for the audits of (i) management’s assessment of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

(2)	Includes state, federal and international tax preparation and compliance services.

(3)	Includes state, federal and international tax consulting advice and services.

All of the fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditors, Ernst & Young LLP, are reflected in the Audit Committee Charter. The Audit Committee Charter provides that the Audit Committee shall approve the terms and fees of all auditing and permissible non-audit services of the independent auditors in advance of the provision of those services. In connection with its pre-approval of any non-audit services, the Audit Committee shall also consider whether the performance by the independent auditors of such services is compatible with the auditors’ independence.

The Audit Committee of the Board of Directors has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements

Incorporated by reference to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007, and the Index on page F-1 thereto.

(2)	Financial Statement Schedules

Incorporated by reference to Schedule II, Valuation and Qualifying Accounts, of Biosite’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007.

The other financial statement schedules required by this item have been omitted since they are either not required, not applicable or the information is otherwise included herein.

(3)	Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1[1]	Restated Certificate of Incorporation.

3.2[1]	Certificate of Amendment to the Restated Certificate of Incorporation.

3.3[1]	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.

3.4[2]	Certificate of Amendment to the Restated Certificate of Incorporation.

3.5[3]	Certificate of Amendment to the Restated Certificate of Incorporation.

3.6[4]	Amended and Restated Bylaws.

4.1[2]	Form of Common Stock Certificate with rights legend.

10.1[5](A)	Amended and Restated 1989 Stock Plan of Biosite Incorporated.

10.2[6](A)	Amended and Restated 1996 Stock Incentive Plan of Biosite Incorporated ("1996 Stock Plan").

10.3[20](A)	Form of Incentive Stock Option Agreement under the 1996 Stock Plan.

10.4[20](A)	Form of Nonstatutory Stock Option Agreement under the 1996 Stock Plan.

10.5[7](A)	Biosite Incorporated 2002 Nonqualified Stock Incentive Plan.

10.6[20](A)	Form of Nonstatutory Stock Option Agreement under the 2002 Stock Plan.

10.7[8](A)	Biosite Incorporated Amended and Restated Employee Stock Purchase Plan.

10.8[9](A)	Biosite Incorporated Executive Bonus Plan.

10.9[10](A)	Biosite Incorporated Change in Control Severance Benefit Plan.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.10[10](A)	Form of Director Fee Deferral Program under the 1996 Stock Plan.

10.11[11](A)	Biosite Incorporated Nonqualified Deferred Compensation Plan effective June 1, 2002.

10.12[12](A)	Biosite Incorporated 409A Nonqualified Deferred Compensation Plan effective January 1, 2005.

10.13[13](A)	Form of Indemnity Agreement between the Biosite and its officers and directors.

10.14[5]	Development, Supply and Distribution Agreement between Biosite and Kyoto Dai-Ichi Kagaku Co., Ltd., dated as of February 14, 1995.

10.15[14]	Rights Agreement dated as of October 22, 1997 between Biosite (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.16[15]	Amendment No. 1 to Rights Agreement dated as of December 9, 1999 between Biosite Incorporated (formerly Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) as Rights Agent.

10.17[16]	Amendment No. 2 to Rights Agreement dated as of July 18, 2001 between Biosite Incorporated (formally Biosite Diagnostics Incorporated) and Fleet National Bank (f/k/a BankBoston, N.A.) and American Stock Transfer and Trust as successor Rights Agent.

10.18[17](*)	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2006.

10.19[17](*)	Semi-exclusive BNP Diagnostic License Agreement between Biosite Diagnostics Incorporated and Scios, Inc. effective December 30, 1996.

10.20[17](*)	First Amendment to Semi-exclusive BNP Diagnostic License Agreement between Biosite Diagnostics Incorporated and Scios, Inc. effective August 1, 1997.

10.21[17](*)	Amendment #2 to Semi-exclusive BNP Diagnostic License Agreement between Biosite Incorporated and Scios, Inc. effective August 30, 2002.

10.22[17](*)	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003.

10.23[18]	Patent License and Settlement Agreement dated as of July 25, 2006 among Biosite Incorporated, Roche Diagnostics Corporation, Roche Diagnostics Operations, Inc., Roche Diagnostics GmbH and Corange International, Ltd.

10.24[19](A)	Transition Agreement effective January 25, 2006 between Biosite Incorporated and Thomas M. Watlington.

21.1[20]	Subsidiaries of the Company.

23.1[20]	Consent of Independent Registered Public Accounting Firm.

31.1[20]	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer.

31.2[20]	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer.

31.3	Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer.

31.4	Section 302 Certification of Christopher J. Twomey, Chief Financial Officer.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

32.1[20]	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer.

32.2[20]	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer.

32.3	Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer.

32.4	Section 906 Certification of Christopher J. Twomey, Chief Financial Officer.

[1]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

[2]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

[3]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

[4]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

[5]	Incorporated by reference to an exhibit to Biosite’s Registration Statement on Form S-1, No. 333-17657.

[6]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

[7]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

[8]	Incorporated by reference to Exhibit B to Biosite’s Definitive Proxy Statement dated April 27, 2004 and filed with the Securities and Exchange Commission.

[9]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

[10]	Incorporated by reference to an exhibit to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2004.

[11]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

[12]	Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

[13]	Incorporated by reference to Exhibit B to Biosite’s Definitive Proxy Statement dated April 27, 2004 and filed with the Securities and Exchange Commission.

[14]	Incorporated by reference to Exhibit 4.1 to Biosite’s Registration Statement on Form 8-A, filed on October 28, 1997.

[15]	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

[16]	Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Biosite’s Registration Statement on Form 8-A, filed on July 18, 2001.

[17]	Incorporated by reference to an exhibit to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2005.

[18]	Incorporated by reference to an exhibit to Biosite’s Current Report on Form 8-K, filed on July 26, 2006.

[19]	Incorporated by reference to an exhibit to Biosite’s Current Report on Form 8-K, filed on March 6, 2006.

[20]	Incorporated by reference to an exhibit to Biosite’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007.

(A) Indicates management contract or compensatory plan or arrangement.

(*)	Confidential treatment has been granted for certain portions of these exhibits, which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(b)	Exhibits

Incorporated by reference to Item 15(a)(3) of Biosite’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007.

(c)	Financial Statement Schedules

Incorporated by reference to Item 15(a)(2) of Biosite’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSITE INCORPORATED

/s/ Kim D. Blickenstaff	Date: April 12, 2007
Kim D. Blickenstaff
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kim D. Blickenstaff Kim D. Blickenstaff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 12, 2007

/s/ Christopher J. Twomey Christopher J. Twomey	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)	April 12, 2007

/s/ Timothy J. Wollaeger Timothy J. Wollaeger	Director	April 12, 2007

/s/ Kenneth F. Buechler, Ph.D. Kenneth F. Buechler, Ph.D.	Director, President and Chief Scientific Officer	April 12, 2007

/s/ Anthony DeMaria, M.D. Anthony DeMaria, M.D.	Director	April 12, 2007

/s/ Howard E. Greene, Jr. Howard E. Greene, Jr.	Director	April 12, 2007

/s/ Lonnie M. Smith Lonnie M. Smith	Director	April 12, 2007