Form 10-Q
period 2007-03-31
BIOSITE INC
filed 2007-05-09
CIK 834306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

May 7, 2007 was 17,085,790.

BIOSITE INCORPORATED
FORM 10-Q

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Biosite®, Triage®, Omniclonal® , CardioProfiler®, New Dimensions in Diagnosis®, MultiMarker Index™, Triage Profiler Shortness of Breath™ Panel and our logo. Beckman Coulter® is a registered trademark of Beckman Coulter, Inc.  This quarterly report on Form 10-Q also contains trademarks and trade names of other companies.

i

Part I.     Financial Information

Item 1.    Financial Statements.

BIOSITE INCORPORATED

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$73,861	$34,794
Marketable securities	24,996	29,435
Accounts receivable, net	33,157	33,613
Inventories, net	32,729	33,154
Income taxes receivable	2,969	5,663
Deferred income taxes	3,553	3,553
Other current assets	7,178	5,387
Total current assets	178,443	145,599

Property, equipment and leasehold improvements, net	157,658	157,945
Patents and license rights, net	8,873	9,399
Deferred income taxes	10,557	9,537
Deposits and other assets	4,750	4,107
	$360,281	$326,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,271	$10,844
Accrued employee expenses	12,558	9,448
Current portion of equipment financing notes	5,429	5,627
Other current liabilities	8,535	8,750
Total current liabilities	39,793	34,669

Equipment financing notes	4,052	5,342
Deferred income taxes	3,880	3,880
Other long-term liabilities	5,542	2,541

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value, 60,000 shares authorized; 16,103 and 15,863 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	161	159
Additional paid-in capital	107,404	91,479
Accumulated other comprehensive income, net of related tax effect of $48 and $(25) at March 31, 2007 and December 31, 2006, respectively	552	420
Retained earnings	198,897	188,097
Total stockholders’ equity	307,014	280,155
	$360,281	$326,587

Note:                   The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product sales	$82,480	$78,157
Contract revenues	1,269	1,175
Total revenues	83,749	79,332

Operating expenses:
Cost of product sales	25,565	23,105
Selling, general and administrative	26,552	23,966
Research and development	13,568	13,698
License and patent disputes	—	41
Total operating expenses	65,685	60,810

Operating income	18,064	18,522

Interest and other income, net	693	1,248

Income before provision for income taxes	18,757	19,770
Provision for income taxes	(7,472)	(7,213)

Net income	$11,285	$12,557

Net income per share:
— Basic	$0.71	$0.72
— Diluted	$0.66	$0.68

Shares used in calculating per shareamounts:
— Basic	15,959	17,493
— Diluted	17,060	18,601

See accompanying notes.

BIOSITE INCORPORATED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$11,285	$12,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,537	4,945
Stock-based compensation expense	5,407	6,054
Excess tax benefits from stock-based awards	(2,620)	(1,662)
Deferred income taxes	(1,020)	(1,586)
Changes in operating assets and liabilities:
Net purchases of investments classified as trading	106	(16)
Accounts receivable	547	(626)
Inventory	548	219
Other current assets	362	980
Income taxes	7,732	8,467
Accounts payable	2,408	1,395
Other current liabilities	2,504	266
Long-term liabilities	(435)	55
Foreign currency translation	(65)	(23)
Net cash provided by operating activities	32,296	31,025

INVESTING ACTIVITIES
Proceeds from sales and maturities of marketable securities	5,513	15,896
Purchase of marketable securities	(1,016)	(22,550)
Purchase of property, equipment and leasehold improvements	(4,292)	(6,455)
Patents, license rights, deposits and other assets	(984)	(315)
Net cash used in investing activities	(779)	(13,424)

FINANCING ACTIVITIES
Repurchase and retirement of common stock	—	(30,000)
Principal payments under financing obligations	(1,488)	(1,517)
Excess tax benefits from stock-based awards	2,620	1,662
Proceeds from issuance of stock under stock plans, net	6,429	4,252
Net cash (used in) provided by financing activities	7,561	(25,603)

Effect of exchange rate changes on cash and cash equivalents	(11)	85

Increase (decrease) in cash and cash equivalents	39,067	(7,917)

Cash and cash equivalents at beginning of period	34,794	53,052
Cash and cash equivalents at end of period	$73,861	$45,135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$131	$206
Income taxes paid	$543	$155
Income tax benefit of disqualifying dispositions of stock	$3,169	$2,032

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our audited financial statements for the preceding fiscal year.  Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

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

Shares used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Shares used in calculating per share amounts — Basic (Weighted average common shares outstanding)	15,959	17,493
Net effect of dilutive common share equivalents using the treasury stock method	1,101	1,108
Shares used in calculating per share amounts — Diluted	17,060	18,601

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

NOTE 2                    STOCK-BASED COMPENSATION

The total estimated stock-based compensation expense, related to all of our stock-based awards, recognized during the three months ended March 31, 2007 and 2006 was comprised as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2007	2006

Cost of product sales	$773	$222
Selling, general and administrative	3,069	4,022
Research and development	1,565	1,810
Stock-based compensation expense, before taxes	5,407	6,054
Related income tax benefits	(1,736)	(1,639)
Stock-based compensation, net of taxes	$3,671	$4,415

Net stock-based compensation expense, per common share:
Basic	$0.23	$0.25
Diluted	$0.22	$0.24

NOTE 3                    BALANCE SHEET INFORMATION

Net inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Raw materials	$8,008	$9,781
Work-in-process	17,417	17,715
Finished goods	7,304	5,658
	$32,729	$33,154

The total stock-based compensation capitalized as part of the cost of our inventory was $648,000 and $758,000 at March 31, 2007 and December 31, 2006, respectively.

NOTE 4                    COMPREHENSIVE INCOME

FAS No. 130, Comprehensive Income, establishes rules for the reporting and display of comprehensive income and its components.  FAS No. 130 requires that the change in net unrealized gains or losses on marketable securities and foreign currency translation adjustments be included in comprehensive income.  As adjusted, our comprehensive income is as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$11,285	$12,557
Change in unrealized net gain (loss) on marketable securities, net of tax	110	(69)
Foreign currency translation gain	22	174
Comprehensive income	$11,417	$12,662

NOTE 5                    INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 creates a single model to address accounting for uncertainty in income tax positions and prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements.  The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and accordingly, we adopted this statement as of January 1, 2007.  The cumulative effect of adopting FIN 48 was recorded in retained earnings and other accounts, as applicable.

As a result of the adoption of FIN 48, we recorded a decrease to retained earnings at January 1, 2007 of approximately $485,000 to reflect a change in estimate of the amount of income tax reserves related to R&D tax credits at December 31, 2006.  The adjustment resulted from our estimate of the highest amount of tax benefit that more likely than not will be realized based on the cumulative probability analytical framework prescribed by FIN 48 for measuring uncertain tax benefits.  Including the cumulative effect adjustment, at the beginning of 2007, we had approximately $2,952,000 of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods.  Additionally, management has determined, in accordance with FIN 48, that the total amount of unrecognized tax benefits at January 1, 2007 should be classified as a long-term liability on our balance sheet.  At March 31, 2007, our total amount of unrecognized tax benefits was approximately $3.3 million.  Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 6                    STOCKHOLDERS EQUITY

In October 2006, our Board of Directors approved a $100.0 million stock repurchase program.  In connection with this stock repurchase program, we entered into a privately negotiated transaction with Goldman, Sachs & Co., or Goldman Sachs, to repurchase $100.0 million of our common stock.  The agreement included collar provisions that establish the minimum and maximum numbers of shares to be repurchased.  The specific number of shares to be repurchased under the agreement was generally based on the volume-weighted average share price of our common shares during the six- to nine-month term of the accelerated repurchase agreement, subject to collar limits.  In the fourth quarter of 2006, we paid Goldman Sachs $100.0 million in exchange for 1.9 million shares that were received and retired.   This repurchase was made using our own cash reserves.  In April 2007, we agreed with Goldman Sachs to terminate this agreement.  Upon termination of the program, we were not entitled to additional shares subject to the collar provisions.

NOTE 7                    PROPOSED MERGER

We entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) dated March 24, 2007, as amended May 1, 2007, with Beckman Coulter, Inc., a Delaware corporation (“Beckman”), and Louisiana Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Beckman (“Purchaser”).  Pursuant to the Merger Agreement, Purchaser has commenced a tender offer (the “Offer”) to acquire all of our common stock, par value $0.01 per share, at a price of $90.00 in cash without interest (the “Offer Price”). The Merger Agreement further provides that following the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement (including, if required by applicable law, the adoption of the Merger Agreement by the holders of a majority of our outstanding shares), Biosite will be merged with and into Purchaser (the “Merger,” together with the Offer, the “Acquisition”), and each then-outstanding share of our common stock (other than shares held by the Company, Beckman, Purchaser and certain affiliates or held by stockholders who properly perfect their appraisal rights under applicable law) will be converted into the right to receive cash in an amount equal to the Offer Price.

In addition, if the transaction contemplated under the Merger Agreement does not occur, we could be required to pay Beckman a termination fee of $54.0 million if we complete an alternative merger or business combination transaction with a party other than Beckman or under other circumstances described in the Merger Agreement.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including: risks related to our proposed acquisition by Beckman Coulter, Inc.; our ability to obtain regulatory approvals and complete clinical and pre-market activities needed to launch new products and gain market acceptance of any new products; the impact of competition, including products competitive with our Triage® BNP Tests, from companies with greater capital and resources; the impact of consolidation of major competitors in the market for immunoassay testing; our ability to effectively promote our products, whether directly or through distributors, including our ability to effectively promote our products in the physician office market; the extent to which our products and products under development are successfully developed and gain market acceptance; our ability to successfully expand our business through direct sales in certain European countries; potential contract disputes or patent conflicts; manufacturing inefficiencies, backlog, delays or capacity constraints; the timing of significant orders or the impact of seasonality; regulatory changes, uncertainties or delays; product recalls; dependence on third-party manufacturers and suppliers; changing market conditions and the other risks and uncertainties described under Part II, Item 1A, “Risk Factors” and throughout our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Quarterly Report on Form 10-Q.  We disclaim any intent or obligation to update these forward-looking statements.

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

Our products are principally sold to acute care hospitals, which number approximately 5,100 in the United States.  To market our products, we utilize a direct sales team that focuses its efforts primarily on larger centers with more than 200 beds and smaller hospitals that are high volume users of our products.  We also use a network of distributors both in the United States and internationally.  We also employ a field-based network of clinically experienced individuals that support our direct sales force by providing pre- and post-sale education and training.

The Fisher HealthCare Division of the Thermo Fisher Scientific Company, or Fisher, distributes our products primarily in hospitals in the United States and supports our direct sales force, particularly in smaller hospitals.  We have a distribution agreement with Fisher that extends through December 31, 2008, subject to some limited exceptions pursuant to which a party may elect to terminate the agreement earlier.  Sales to Fisher represented 79% of our product sales in the first quarter of 2007 and 81% for the full year 2006.  We primarily utilize distributor relationships with Fisher, Physician Sales & Services, or PSS, Henry Schein, Inc., or Henry Schein, and McKesson Corporation to market our products to physician office laboratories in the United States.

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

Our total revenues for the first quarter of 2007 were $83.7 million, representing a 6% increase over the same period of 2006.  While sales of our Triage BNP Test products have represented the largest portion of our historical product sales and been the primary driver of our historical growth, during 2006 and 2007 increased sales of our other cardiovascular products contributed significantly more than in past periods to our growth in product sales.  Our meter-based Triage BNP Test, which is primarily used to aid in the diagnosis of heart failure, was launched domestically in January 2001.  It was the first blood test available to aid in the detection of heart failure and benefited from a semi-exclusive position in the market, until the entry of direct competition in June 2003.  In January 2004, we began marketing our Triage BNP Test for Beckman Coulter® Immunoassay Systems in the United States.  As a result, a customer can perform b-type natriuretic peptide, or BNP, testing using either our rapid, portable Triage Meter system or any of Beckman Coulter Inc.’s automated immunoassay systems.

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

Recent Developments

Merger Agreement with Beckman Coulter, Inc.

We entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) dated March 24, 2007, as amended May 1, 2007, with Beckman Coulter, Inc., a Delaware corporation (“Beckman”), and Louisiana Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Beckman (“Purchaser”).  Pursuant to the Merger Agreement, Purchaser has commenced a tender offer (the “Offer”) to acquire all of our common stock, par value $0.01 per share, at a price of $90.00 in cash without interest (the “Offer Price”). The Merger Agreement further provides that following the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement (including, if required by applicable law, the adoption of the Merger Agreement by the holders of a majority of our outstanding shares), Biosite will be merged with and into Purchaser (the “Merger,” together with the Offer, the “Acquisition”), and each then-outstanding share of our common stock (other than shares held by the Company, Beckman, Purchaser and certain affiliates or held by stockholders who properly perfect their appraisal rights under applicable law) will be converted into the right to receive cash in an amount equal to the Offer Price.

As of March 31, 2007, we had incurred significant additional merger-related expenses and expect to incurr significant costs in the future.

Critical Accounting Policies Involving Management Estimates and Assumptions

There were no significant changes in our critical accounting policies or estimation methods from those at December 31, 2006.

Results of Operations

Product Sales.   Product sales by product family were as follows (in thousands):

	Three Months Ended March 31,		$$ Increase/	% Increase/
Product Family	2007	2006	(Decrease)	(Decrease)

Cardiovascular products:
Triage BNP Test products	$51,965	$52,564	$(599)	(1)%
Triage Cardiac Panel	7,440	6,616	824	12%
Triage Cardio Profiler and Profiler SOB Panels	7,748	4,036	3,712	92%
Triage D-Dimer Test	2,133	1,417	716	51%
Triage Stroke Panel	41	37	4	11%
Total Cardiovascular products	69,327	64,670	4,657	7%

Other products:
Triage Drugs of Abuse Panel and TOX Drug Screen products	10,783	11,547	(764)	(7)%
Triage Microbiology products	1,592	1,315	277	21%
Triage MeterPlus products	778	625	153	24%
Total Other products	13,153	13,487	(334)	(2)%
Total Product Sales	$82,480	$78,157	$4,323	6%

Product sales for the three months ended March 31, 2007 were $82.5 million, representing an increase of 6%, compared to $78.2 million for the same period of 2006.  The increase in total product sales for the three months ended March 31, 2007, compared with the same period of 2006; consisted primarily of product sales growth resulting from an increase in sales unit volume of $9.0 million, partially offset by a decrease in product sales resulting from lower average selling prices of approximately $4.7 million.  Growth in the sales unit volume of our Triage BNP Tests represented 23% of the product sales growth resulting from an increase in sales unit volume.  By comparison, in the full year 2006, growth in the sales volume of our Triage BNP Tests represented 41% of the product sales growth resulting from an increase in sales volume.  Lower average selling prices of our Triage BNP Tests represented 57% of the decrease in product sales resulting from lower average selling prices for the first quarter of 2007 as compared to the same period in 2006.

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

Product sales of our cardiovascular products, consisting of our Triage BNP Tests, Triage Cardiac Panel, Triage Cardio Profiler Panel, Triage Profiler Shortness of Breath Panel, Triage D-Dimer Test, and Triage Stroke Panel, totaled $69.3 million for the three months ended March 31, 2007.  This represented an increase of 7% as compared to $64.7 million for the same period of 2006.  The product sales growth of our cardiovascular products was primarily due to a $3.0 million increase in sales unit volume of our Triage Cardio Profiler Panel, a $2.0 million increase in sales unit volume of our Triage BNP Tests and a $1.4 million increase in sales unit volume of our Triage Cardiac Panel.  This increase was partially offset by a reduction in product sales of $2.6 million due to a decline in the average sales price of our Triage BNP Tests.

Our product sales growth rate for our Triage BNP Test products in future periods may be lower than in past periods because of increased competition from alternative tests and testing platforms that aid in the diagnosis of heart failure.  In addition, since most U.S. hospitals are already performing some form of testing for natriuretic peptides, sales from new U.S. hospital customers may account for a smaller portion of sales growth than in the past.  Furthermore, as the global market for BNP testing matures and more competitive products become available, we anticipate that the average sales price for our Triage BNP Tests will continue to decline, which would negatively impact our revenue from product sales.

Product sales of the Triage Drugs of Abuse Panel, Triage TOX Drug Screen, Triage C. difficile Panel, Triage Parasite Panel and Triage MeterPlus were $13.2 million for the three months ended March 31, 2007.  This represented a 2% decrease as compared to $13.5 million for the same period of 2006.  The decrease in sales of these products for the three months ended March 31, 2007 was primarily due to a decline in sales unit volume of our Triage Drugs of Abuse Panel of $1.4 million.  The decrease was partially offset by a $1.3 million growth in sales unit volume of our Triage TOX Drug Screen.  We believe that domestic sales of the Triage Drugs of Abuse Panel products may continue to decline as the available U.S. hospital market becomes saturated and competitive pressures become more prominent in a maturing market.

Contract Revenues.  Contract revenues consist of revenues associated with our research and development and licensing arrangements, including license fees, milestone revenues, royalties, research funding and antibody fees.  Contract revenues for the three months ended March 31, 2007 were $1.3 million, compared with $1.2 million for the same period of 2006.  Contract revenues recognized during the first quarters of 2007 and 2006 consisted primarily of research funding.  During each of the first quarters of 2007 and 2006, we recognized $750,000 of research funding from an alliance with Medarex Inc., which expires in May 2008.  Biosite Discovery activities are performed and its costs are incurred by certain of our research and development teams.  These Biosite Discovery research and development resources concurrently focus on programs for our partners, which generate our contract revenues, and on internal research and development programs.  Costs of the research and development resources performing collaborative and internal Biosite Discovery activities were approximately $2.3 million for the first quarter of 2007, compared with $2.0 million for the same period of 2006.  These costs are included in research and development expenses.  If we are unable to renew or enter into research alliances, we expect a decrease in contract revenues in 2008 primarily due to the expiration of our agreement with Medarex.

Cost of Product Sales and Gross Profit From Product Sales.  Gross profit from product sales for the first quarter of 2007 was $56.9 million, representing an increase of 3% compared to $55.1 million for the same period in 2006.  The $1.8 million increase in gross profit from product sales consisted of an increase of $3.0 million attributable to product sales growth offset by a $1.2 million decrease in product sales resulting from changes in the gross margins of our different products.  The overall gross margin for the first quarter of 2007 decreased to 69%, compared to 70% for the first quarter of 2006.  The decrease in the overall gross margin was primarily due to a decline in the average sales price of our Triage BNP Test products and a $550,000 increase in stock-based compensation expense, partially offset by greater manufacturing efficiencies and a greater proportion of our product sales represented by higher-margin products such as our Triage Cardio Profiler Panel.

We expect our overall gross margin to fluctuate in future periods as a result of the changing mix of products sold with different gross margins, changes in our manufacturing processes or costs, and competitive pricing pressures.  Any new products that we successfully develop, acquire and sell may change our future gross margins.  Manufacturing inefficiencies, including inefficiencies experienced as we attempt to manufacture newer products on a larger scale, adjust to our new manufacturing facilities and an increase or decrease in our manufacturing capacity, production volumes and manufacturing output, will also impact our gross margins.  We have recently made significant investments in facilities, equipment and technology for new programs designed to develop internal capabilities to manufacture certain product components that we currently purchase through vendors and to automate certain processes that we currently perform manually.  These investments could adversely impact our gross profit in the future if planned efficiencies are not attained.  Our manufacturing overhead costs are spread over the changing production volumes manufactured during a quarter on a first-in, first-out basis.

We expect our cost of product sales in 2007 to be higher than 2006 as we anticipate that our fixed occupancy costs, including depreciation expense, will increase because our manufacturing operations at our new corporate complex occupy a much larger space than in our previous manufacturing facilities, and because of our purchase of a new facility to maintain our future in-house production of certain plastic components of our products.  We have experienced, and may continue to experience, unanticipated decreases in productivity and other losses due to inefficiencies relating to these activities.  For instance, the scale-up of manufacturing at our new corporate complex has resulted, and could continue to result in lower than expected manufacturing output and higher than expected product costs.  In addition, we are incurring expenses related to the scale-up of our plastic injection molding facility and may experience similar decreases in productivity.

Selling, General and Administrative Expenses.  Selling, general and administrative, or SG&A, expenses increased 11% to $26.6 million for the three months ended March 31, 2007 from $24.0 million for the same period of 2006.  At March 31, 2007, our headcount for sales, marketing and administrative functions totaled 390 employees, compared with 360 at March 31, 2006.  The increase in SG&A expenses was primarily associated with increased costs associated with the expansion of our international operations of $2.1 million, including an increase in employee-related expenses of $530,000 and an increase in the provision for uncollectible international accounts receivable of $450,000.   The increase in SG&A expenses was also attributable to a $420,000 increase in expenses due to merger-related activities.  The increases were partially offset by a $950,000 decrease in stock-based compensation expense related to FAS 123(R) in the first quarter of 2007, as compared to the same period of 2006.

We expect SG&A expenses to increase in 2007 as compared to 2006 as we continue to engage in merger-related activities, increase our sales, marketing, clinical education, technical service and general administration resources to address the physician office laboratories market in the United States, and build our direct sales, distribution and administrative infrastructure in Europe.  We also expect other non-employee-related costs, including sales and marketing program activities for our new products, to grow as our overall operations grow.  The timing of these increased expenditures and their magnitude are primarily dependent on the commercial success and sales growth of our products as well as on the timing of any new product launches and our assessment of resources to address new market segments such as physician offices.  We expect our expense for stock-based payments, such as stock options, to decrease in 2007 as compared to 2006.  We also anticipate that we will continue to incur significant merger-related expenses until and unless we ultimately consummate a transaction.

Research and Development Expenses.  Research and development, or R&D, expenses decreased 1% to $13.6 million for the three months ended March 31, 2007 from $13.7 million for the same period of 2006.  The decrease in R&D expenses for the first quarter of 2007 consisted primarily of a $425,000 decrease in expenses for supplies used in our R&D activities and a $375,000 decrease in consulting and patent-related expenses.  The decrease was partially offset by an increase in employee-related expenses of $368,000.  During the first quarter of 2007, our R&D resources were focused primarily on product development for potential new diagnostic products, including a new panel for acute coronary syndrome, or ACS, and on other diagnostic products for critical health conditions such as sepsis and acute kidney injury.  We also focused on the development of potential improvements to our existing products, including our Triage Cardiac Panel, manufacturing processes and research activities associated with Biosite Discovery.  Expenses related to the performance of our obligations associated with earning our contract revenues were incurred by our R&D group and were primarily related to Biosite Discovery.

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

•                  Biosite Discovery activities; and

•                  performance-based cash compensation.

The timing of such increased expenditures and their magnitude are primarily dependent on the timing and progress of our R&D efforts, which are subject to a variety of risks and uncertainties.  For instance, the number, size, duration and complexity of our clinical studies has increased and we expect this trend to continue to increase significantly in 2007.  Conducting clinical studies is a complex, time-consuming and expensive process.  The length of time, number of study sites and patients required for clinical studies vary substantially according to the type, complexity, novelty and intended use of the potential product, and therefore, we may spend as much as several years completing certain studies.  We estimate our clinical trial expenses, including internal and external costs, will be approximately $7.0 million to $9.0 million in 2007.

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

License and Patent Disputes.  Expenses associated with license and patent disputes were $0 in the first quarter of 2007 as compared to $41,000 in the first quarter of 2006.  The 2006 expenses consisted of legal costs related to two lawsuits involving Roche Diagnostics Corporation and several of its affiliates, collectively referred to as Roche.

In July 2006, we and Roche entered into an agreement to settle the two lawsuits. The settlement involved a worldwide, royalty-free, non-exclusive cross-license of the patents involved in the two cases.  Under the terms of the settlement agreement, we and Roche dismissed our respective complaints and we made a one-time license payment of $8.5 million to Roche.  Of the $8.5 million license payment, $2.9 million was recognized in the second quarter of 2006 as license amortization expense related to prior periods and charged to license and patent disputes.  The remaining $5.6 million was capitalized as the cost of the license and is being amortized to cost of product sales over the remaining life of the patents we licensed from Roche, the last of which expires in June 2013.  We expect our license and patent dispute expenses to decrease in 2007 as compared to 2006.

Interest and Other Income, Net.  Interest and other income, net was $693,000 and $1,248,000 for the three months ended March 31, 2007 and 2006, respectively.  The decrease resulted primarily from a decrease in interest income of approximately $400,000 in the first quarter of 2007 due to lower average balances of cash and marketable securities as a result of stock repurchases in 2006 compared to the comparable period in 2006.  We expect interest and other income for 2007 to be comparable to 2006.

Provision for Income Taxes.  Primarily as a result of the amount of estimated pre-tax income and the estimated tax credits and other permanent differences between our reported and taxable income in 2007, we recorded a provision for income taxes of $7.5 million for the first three months of 2007, equivalent to an effective tax rate of 39.8%.  For the same period in 2006, we recorded a provision for income taxes of $7.2 million, equivalent to an effective tax rate of 36.5%.

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

Since the announcement of our Merger Agreement with Beckman in March 2007, there has been a substantial increase in stock option exercises by employees that has resulted in a significant increase in income tax benefit due to the disqualifying disposition of the stock options.  The impact of the income tax benefit will be recorded in the second quarter of 2007.

We are subject to audits by federal, state, local, and foreign tax authorities.  We believe that adequate provisions have been made for any adjustments that may result from tax examinations.  However, we cannot predict the outcome of pending or future tax audits with any certainty.  Should any issues addressed in our tax audits be resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.  We will continue to assess the likelihood of realization of our tax credits and other net deferred tax assets.  If future events occur that do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Stock-based Compensation.  On January 1, 2006, we adopted FAS 123(R), Share-Based Payment, which requires that we record compensation expense in the statement of income for stock-based payments, such as employee stock options, using the fair value method.  The valuation provisions of FAS 123(R) apply to new awards and to awards that were outstanding on January 1, 2006 and subsequently modified or cancelled.  Under the modified prospective method, prior periods are not revised for comparative purposes.  For the quarter ended March 31, 2007, we recorded compensation expense totaling $5.4 million and $1.7 million of tax benefits associated with the compensation expense and the disqualifying disposition of incentive stock options and stock purchase rights occurring during the same period.  The net impact reduced our diluted earnings per share by $0.22, after consideration of the impact of FAS 123(R) on the number of diluted shares used in the calculation.  The stock-based compensation was recorded as part of employee expenses within each of the components of our operating expenses and tax provision during the three months ended March 31, 2007 and 2006 as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2007	2006

Cost of product sales	$773	$222
Selling, general and administrative	3,069	4,022
Research and development	1,565	1,810
Stock-based compensation expense, before taxes	5,407	6,054
Related income tax benefits	(1,736)	(1,639)
Stock-based compensation expense, net of taxes	$3,671	$4,415

Net stock-based compensation expense, per common share
Basic	$0.23	$0.25
Diluted	$0.22	$0.24

Since the announcement of our Merger Agreement with Beckman in March 2007, there has been a substantial increase in stock option exercises by employees that has resulted in the significant increase in cash from the issuance of stock under stock plans and income tax benefit from the disqualifying disposition of the stock options.

The requirements of FAS 123(R), including the recording of stock-based compensation expense, tax benefits or expense related to share-based awards and changes to the calculation of diluted shares used in computation of earnings per share, have had and will continue to have a material effect on our financial results reported under United States Generally Accepted Accounting Principles, or U.S. GAAP,.  The issuance of new share-based awards will further impact our future financial results.  However, such share-based payments will never result in a payment of cash by us.

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

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2007 using the Aon Actuarial Binomial Model, we have made an estimate using subjective assumptions regarding our expected stock price volatility (weighted average of 45%).  We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock.  If our stock price volatility assumption for the stock options granted the first quarter of 2007 was increased by 10% to 55%, the weighted average estimated fair value of stock options granted during that period would increase by $3.51 per share, or 14.5%.

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

Other factors that impact our cash inflow and outflow include the following:

•                       We have experienced gross margins of greater than 65% and operating margins of greater than 19% in each of the last three years.  As our product sales have increased significantly since 2001, our gross profit and operating income have increased significantly as well, providing us with an increased source of cash to finance the expansion of our operations;

•                       Fisher, which accounted for 81% of our product sales in 2006 and 79% of our product sales in the first quarter of 2007, has historically been a timely and predictable payor of its outstanding accounts receivable; and

•                       fluctuations in our working capital.

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $98.9 million compared with $64.2 million as of December 31, 2006.  The primary inflow of cash during the three months ended March 31, 2007 was approximately $32.3 million generated from operating activities, for which the sales volume growth of our cardiovascular products was the primary driver.  Additionally, we generated $6.4 million in cash from proceeds from the issuance of shares under our stock plans during the three months ended March 31, 2007.  Since the announcement of our Merger Agreement with Beckman in March 2007, there has been a substantial increase in stock option exercises by employees that has resulted in the significant increase in cash from the issuance of stock under stock plans.  Future proceeds from exercise of stock options and participation in our employee stock purchase plan will depend primarily upon the behavior, expectations and needs of the plan participants and upon our stock price.

The primary cash outflow during the three months ended March 31, 2007 was attributable to $4.3 million used for the purchase of property and equipment.

In addition, if the transaction contemplated under the Merger Agreement does not occur, we could be required to pay Beckman a termination fee of $54.0 million if we complete an alternative merger or business combination transaction with a party other than Beckman or under other circumstances described in the Merger Agreement.

In October 2006, our Board of Directors approved a $100.0 million stock repurchase program.  In connection with this stock repurchase program, we entered into a privately negotiated transaction with Goldman, Sachs & Co., or Goldman Sachs, to repurchase $100.0 million of our common stock.  The agreement included collar provisions that establish the minimum and maximum numbers of shares to be repurchased.  The specific number of shares to be repurchased under the agreement was generally based on the volume-weighted average share price of our common shares during the six- to nine-month term of the accelerated repurchase agreement, subject to collar limits.  In the fourth quarter of 2006, we paid Goldman Sachs $100.0 million in exchange for 1.9 million shares that were received and retired.   This repurchase was made using our own cash reserves.  In April 2007, we agreed with Goldman Sachs to terminate this agreement.  Upon termination of the program, we were not entitled to additional shares subject to the collar provisions.

In December 2006, we entered into an agreement to lease approximately 17.2 acres of land adjacent to our current San Diego corporate complex.  The lease expires January 31, 2012, subject to certain early termination rights.  Under this agreement, in consideration for an annual non-refundable option payment of $500,000, we also have an option to purchase this property at any time between September 1, 2007 and August 31, 2009.  If we elect to exercise the purchase option, the purchase price for the property will be equal to 97% of its fair market value at the time that we exercise the option, but in any event not more than approximately $33.7 million and not less than approximately $26.1 million, and any option payments paid by us will be applied to the final purchase price for the property.

In September 2006, we completed our purchase of a facility in San Clemente, California for $6.4 million.  The facility provides us with approximately 38,000 square feet and will be utilized to manufacture plastic parts for our diagnostic test kits.  We commenced manufacturing operations at the San Clemente location in April 2007.

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

•                       merger-related expenses, including any potential termination fee;

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

For 2007, we plan to spend approximately $20.0 million in cash for capital expenditures, primarily for manufacturing and R&D equipment, furniture, fixtures and computer equipment and for facilities improvements.  We intend to use our currently available cash and cash we expect to generate from operating activities to address our capital requirements.  We expect that the performance of our product sales and the resulting operating income, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.  We have utilized, and may continue to utilize, credit arrangements with financial institutions to finance the purchase of capital equipment.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.

We believe that our available cash, cash from operations and proceeds from the issuance of stock under our stock plans will be sufficient to satisfy our funding needs for at least the next 24 months, except in the event that we determine to accelerate the development and/or construction of the remaining phases of our corporate complex or purchase additional land or improved facilities or in the event that we are required to pay the termination fee under the Merger Agreement.  We used our available cash balances to purchase the land for our current corporate complex and pay for the design and construction costs.  We also used available cash balances to repurchase $130.0 million of our common stock during 2006.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Factors such as interest rates and available cash will impact our decision to continue to utilize credit arrangements as a source of cash.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•                       the timing and amount of any additional repurchase of our stock;

•                       the amount of our merger-related expenses, including the timing of payment of any potential termination fee under the Merger Agreement;

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

We have on occasion purchased forward exchange contracts to manage specific currency exposures to exchange rate changes and may do so in the future.  As of March 31, 2007, we had outstanding forward exchange contracts with a notional principal value of $1.6 million, settling on various dates through June 2007.  Including the impact of net gains and losses on these forward exchange contracts, we recognized a net currency exchange gain on foreign currency denominated transactions of $126,000 for the three months ended March 31, 2007, compared to a net gain of $11,000 for the same period of 2006.  The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

Part II.  Other Information

Item 1A.  Risk Factors.

This Quarterly Report on Form 10-Q includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See “Forward-looking Statements” above.  Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.  The risk factors discussed below include certain revisions to the risk factors discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Risks Related to our Proposed Acquisition

 We entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) dated March 24, 2007, as amended May 1, 2007, with Beckman Coulter, Inc., a Delaware corporation (“Beckman”), and Louisiana Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Beckman (“Purchaser”).  Pursuant to the Merger Agreement, Purchaser has commenced a tender offer (the “Offer”) to acquire all of our common stock, par value $0.01 per share, at a price of $90.00 in cash without interest (the “Offer Price”). The Merger Agreement further provides that following the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement (including, if required by applicable law, the adoption of the Merger Agreement by the holders of a majority of our outstanding shares), Biosite will be merged with and into Purchaser (the “Merger,” together with the Offer, the “Acquisition”), and each then-outstanding share of our common stock (other than shares held by the Company, Beckman, Purchaser and certain affiliates or held by stockholders who properly perfect their appraisal rights under applicable law) will be converted into the right to receive cash in an amount equal to the Offer Price.

Our business and results of operations may be affected by the announcement of the proposed Acquisition.

The announcement of the proposed Acquisition could have an adverse effect on our business in the near term if our distributors or customers delay, defer or cancel purchases of our products pending consummation of the planned Acquisition. Although we are attempting to mitigate this risk through communications with our distributors and customers, our distributors and customers could be reluctant to purchase our products due to uncertainty about the direction of the combined company’s product offerings and its support and service of our existing products after the proposed Acquisition. To the extent that our announcement of the proposed Acquisition creates uncertainty among our distributors or customers such that purchases are delayed, deferred or cancelled pending consummation of the planned Acquisition, our results of operations could be negatively affected. The proposed Acquisition may also adversely affect our ability to attract and retain key management, research and development, manufacturing, sales, marketing, technical, financial and other personnel. Activities relating to the planned Acquisition and related uncertainties could divert the attention of our management and employees from our day-to-day business, which could cause disruptions among our relationships with customers and business partners, and cause our employees to seek alternative employment, all of which could detract from our ability to generate revenue and control costs. In addition, the Merger Agreement imposes affirmative and negative restrictions on the operations of our business. Without Beckman’s consent, we are restricted from taking specified actions until designees of Beckman are elected to and constitute a majority of our board following the completion of the Offer or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to that time.

Failure to complete the proposed Acquisition may negatively affect our business and results of operations.

The obligation of Purchaser to accept for payment and pay for the shares tendered in the Offer is subject to certain conditions described in the Merger Agreement, including that at least a majority of the then-outstanding shares of our common stock (determined on a fully-diluted basis) shall have been tendered in accordance with the terms of the Offer and not validly withdrawn. The closing of the Merger is also subject to customary closing conditions, and, depending on the number of shares held by Purchaser after its acceptance of the shares properly tendered in connection with the Offer, adoption of the Merger Agreement by the holders of our outstanding shares remaining after the completion of the Offer may be required.  The conditions to the Offer and the closing of the Merger are set forth in detail in the Merger Agreement, which we have previously filed with the Securities and Exchange Commission.  We cannot assure you that each of these conditions will be satisfied.  If these conditions are not satisfied or waived, the proposed Offer or proposed Merger will not occur before the expiration of the Offer and Beckman has no obligation to extend the term of the Offer beyond May 15, 2007.  Moreover, in the event stockholder adoption of the Merger Agreement is required, the consummation of the Merger would be significantly delayed and the uncertainty resulting from this delay could erode customer and employee confidence in us and divert our management’s focus and resources from other operational matters.

If the proposed Acquisition does not occur and we are unable to complete an alternative merger or business combination transaction at an equivalent or more attractive price than that which would have been paid by Beckman in the proposed Acquisition, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•                  activities relating to the proposed Acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed Acquisition does not occur;

•                  the market price of our common stock could significantly decline following an announcement that the proposed Acquisition has been abandoned or delayed;

•                  we could be required to pay Beckman a termination fee of $54.0 million if we complete an alternative merger or business combination transaction with a party other than Beckman or under other circumstances described in the Merger Agreement;

•                  we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;

•                  we may not be able to retain key management and employees;

•                  we may not be able to maintain effective internal control over financial reporting due to employee departures; and

•                  the effects of the other risks and uncertainties described in this Quarterly Report on Form 10-Q may be intensified.

The public announcement and related consideration of the Inverness proposal and offer has resulted in uncertainty that may be disruptive to our business.

On April 4, 2007, we received an unsolicited letter from Inverness Medical Innovations, Inc. (“Inverness”) in which Inverness indicated that it was prepared to offer to purchase all of our outstanding shares of common stock, other than shares already owned by Inverness, in a cash merger for $90.00 per share.  Following a series of discussions and negotiations between us and Inverness, on April 25, 2007, Inverness submitted a binding offer to enter into a merger transaction with us pursuant to which Inverness would acquire 100% of our outstanding shares of common stock, other than shares already owned by Inverness, for $90.00 per share in cash.  On April 25, 2007, our Board of Directors, after consultation with our financial and legal advisors, determined that the Inverness offer constituted a superior proposal as defined in the Merger Agreement, and we transmitted to Beckman a written notice of our intention to terminate the Merger Agreement and accept the Inverness offer after 12:01 a.m., Pacific Daylight Time, on May 2, 2007.  We subsequently entered into an amendment to the Merger Agreement with Beckman pursuant to which Beckman increased its offer price to $90.00 per share on May 1, 2007, and the Inverness offer expired.

We believe that the public announcement and related consideration of the Inverness proposal and offer (and any similar proposal or offer that Inverness or another party may make in the future) has resulted, and may continue to result, in uncertainty for our current and potential distributors, customers, suppliers and other business partners.  This uncertainty may cause these companies to change or terminate their business relationship with us.  In addition, we may not be able to attract and retain key management, research and development, manufacturing, sales, marketing, technical, financial and other personnel as a result of this uncertainty.  Moreover, the review and consideration of the Inverness proposal and offer (and any similar proposal or offer that Inverness or another party may make in the future) has been, and may continue to be, a significant distraction for our management and employees, and have required, and may continue to require, the expenditure of significant time and resources by us.

Additional Information and Where To Find It

This report is neither an offer to purchase nor a solicitation of an offer to sell shares of Biosite.  Stockholders of Biosite are urged to read the relevant tender offer documents because they contain important information that stockholders should consider before making any decision regarding tendering their shares.  Beckman and Purchaser have filed tender offer materials with the U.S. Securities and Exchange Commission (SEC) and Biosite has filed a Solicitation/Recommendation Statement with respect to the offer.  The tender offer materials (including an Offer to Purchase, a related Letter of Transmittal and certain other offer documents) and the Solicitation/Recommendation Statement contain important information, which should be read carefully before any decision is made with respect to the tender offer.  The Offer to Purchase, the related Letter of Transmittal and certain other offer documents, as well as the Solicitation/Recommendation Statement, are available to all stockholders of Biosite at no expense to them.  The tender offer materials and the Solicitation/Recommendation Statement are available for free at the SEC’s website at http://www.sec.gov. In addition, stockholders are able to obtain a free copy of these documents from (i) Beckman by mailing requests for such materials to: Beckman Coulter, Inc., Office of Investor Relations (M/S A-37-C), 4300 N. Harbor Blvd., P. O. Box 3100, Fullerton, CA 92834 and (ii) Biosite by mailing requests for such materials to: Investor Relations, Biosite, 9975 Summers Ridge Road, San Diego, California 92121.

In addition to the Offer to Purchase, the related Letter of Transmittal and certain other offer documents, as well as the Solicitation/Recommendation Statement, Biosite and Beckman file annual, quarterly and special reports, proxy statements and other information with the SEC.  You may read and copy any reports, statements or other information filed by Biosite or Beckman at the SEC public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the Commission at 1-800-SEC-0330 for further information on the public reference room.  Biosite’s and Beckman’s filings with the Commission are also available to the public from commercial document-retrieval services and at the website maintained by the Commission at http://www.sec.gov.

Other Risks Related to our Business

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

Product sales of our Triage BNP Tests represented 63% and 65% of our product sales for the three months ended March 31, 2007 and the full year 2006, respectively.  Our Triage BNP Tests are currently two of several FDA-cleared tests used to aid in the diagnosis of heart failure.  Siemens, Dade Behring, Roche Diagnostics, Abbott Laboratories and Ortho Clinical Diagnostics, a subsidiary of Johnson & Johnson, have launched competitive tests at various times since November 2002.  Shionogi & Co., Ltd. sells a BNP radioimmunoassay product for research purposes only in the United States.  The risk of competition may continue to grow as other potential competitors gain access to competing technologies, such as NT-pro BNP, which Roche Diagnostics is offering for license.

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

The growth in our product sales in recent periods has been driven primarily by growth in the sales volumes of our Triage BNP Tests.  For example, growth in the sales unit volume of our Triage BNP Tests represented 23% and 41% of our total product sales volume growth for the three months ended March 31, 2007 and the full year 2006, respectively.  Our meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a first to market position until the entry of direct competition in June 2003.  Today, our Triage BNP Test products are among several FDA-cleared products for the use as an aid in the diagnosis of heart failure.

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

During the first three months of 2007, approximately 18% of our total worldwide product sales, and 22% of our domestic product sales, were made to healthcare provider institutions that are members of three group purchasing organizations, or GPOs, HealthTrust Purchasing Group, Broadlane, Inc. and Consorta, Inc.  GPOs represent the interests of their members and negotiate pricing, exclusivity and other terms and conditions for the purchase of our products on behalf of their member institutions.  We have entered into agreements with these GPOs that are of varying lengths and carry varying levels of product exclusivity and product pricing.  During the effective period of an agreement, the member institutions of a GPO can elect whether to purchase products from us based on those pre-negotiated terms.  Because of the significant concentration of product sales to these GPO members today and the growing membership of the GPOs themselves due to organic growth and consolidation in the GPO industry, there is significant competition to gain or maintain access to the member institutions of certain GPOs.  As a result, these GPOs have more negotiating leverage against us today compared to when we originally started doing business with them.  In particular, because of this purchasing leverage, the GPOs may put pressure on our pricing and extract other terms and conditions that could adversely affect our operating results and profit margins, including seeking price adjustments to match pricing we offer to other GPOs or healthcare institutions.  Any pricing change under a GPO contract may result in a pricing change for a significant number of our customers at a single point or over a very short period of time, negatively impacting our product sales and gross margins both in the near term and in the long term.  The results of these developments may have a material adverse effect on our product sales and results of operations.

We are dependent on key distributors and have limited direct distribution experience.  If any of our distribution relationships are terminated, or our distributors fail to adequately perform, our operating expenses will increase and our product sales may decrease.

We primarily rely upon Fisher for distribution of our products in the U.S. hospital market and may rely upon Fisher or other distributors to distribute new products or our existing products in other markets.  Sales to Fisher represented 79% of our product sales in the first quarter of 2007 and 81% for the full year 2006.  We have a distribution agreement with Fisher that expires on December 31, 2008.  In November 2006, Fisher Scientific Company completed a merger with Thermo Electron Corporation.  At this time, we are unable to predict the effect, if any, the merger of Fisher and Thermo Electron Corporation will have on our distribution relationship with Fisher.

We distribute products in the United States physician office market primarily through Fisher, PSS, Henry Schein and McKesson Corporation.  Internationally, we distribute products through country-specific and regional distributors, as well as through our direct sales force in selected countries.  The loss or termination of one or more of our distributors could have a material adverse effect on our sales in the market served by that distributor.

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

We have made significant investments for the purchase and construction of a plastics molding facility. If we are unable to scale-up production with anticipated efficiencies and product quality when expected, our manufacturing costs may increase and our financial results may be harmed.

In an effort to improve the quality of plastic parts that we use in our products, and to reduce the risk associated with purchasing those parts from a sole-sourced supplier, during 2006 and 2007 we made significant investments for the purchase and start-up of a facility to manufacture plastic parts.  These investments included the purchase of a new facility, capital equipment and other improvements totaling over $8.8 million.  At March 31, 2007, we had nine employees and approximately 12 temporary employees to staff the new facility and expect to hire additional personnel as we scale-up our manufacturing operations.  If we are unable to scale-up the manufacture of plastic parts when expected, we will be required to continue to purchase plastic parts from our existing suppliers and we will concurrently incur the additional expense associated with the operation of our molding facility, which will harm our financial results. In addition, in the course of commencing operations of our molding facility, or if in the future we are unable to manufacture parts that meet our quality standards, we may incur significant expense relating to scrap. Further, because of the variability in raw material costs and other operating expenses, we are not certain that our manufacturing costs for plastic parts from our own facility will be lower than the prices we currently pay to purchase those products from third parties.  If we are not able to commence the manufacture of plastic parts when expected and that meet our quality requirements, or if we are unable to manufacture these parts at a cost savings, we may never recover our investments and our financial results could be harmed.

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

Our commercial success also depends in part on us neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to our technologies and products.  We are aware of several third-party patents that may relate to our technology.  In addition, we have received and may in the future receive notices claiming infringement from third parties as well as invitations to take licenses under third-party patents.  We cannot be certain that we do not or will not infringe these patents, or other patents or proprietary rights of third parties.  Any legal action against us or our collaborators, such as our settled litigation with Roche Diagnostics and certain of its affiliates, claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights, in addition to subjecting us to potential liability for damages, may require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products and processes.  We cannot be certain that our collaborators or we would prevail in any such action or that any license (including licenses proposed by third parties) required under any such patent would be made available on commercially acceptable terms, if at all.  There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there may be significant litigation in the industry regarding patent and other intellectual property rights.

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

Sales to international customers amounted to $14.7 million for the three months ended March 31, 2007 and $44.6 million for the full year 2006.  Since 2003, we have significantly expanded our direct sales and distribution operations outside of the United States in France, Germany, Belgium, Luxembourg, the United Kingdom, Italy, the Netherlands and Switzerland and we may expand these operations into additional countries in the future.  Our accounts receivable balance for our international customers and distributors was $14.2 million and $12.2 million at March 31, 2007 and December 31, 2006, respectively.  Specifically, our accounts receivable balances for our customers in Italy comprised 40% and 42% of accounts receivable from our international customers and distributors at March 31, 2007 and December 31, 2006, respectively.  International customers and distributors generally demonstrate slower payment practices than those in the United States, increasing the risk of uncollectible accounts.  Sales and costs resulting from our direct sales and distribution operations in Europe are denominated primarily in local currencies, including the Euro, and are subject to fluctuations in currency exchange rates.  Further, we purchase our Triage Meter inventory from LRE and incur other operating expenses, including expenses related to clinical trials, which are denominated in Euros and other local currencies.  Significant fluctuations in the currency exchange rates may negatively impact our consolidated sales and earnings.

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

Our cash and marketable securities increased from $64.2 million at December 31, 2006 to $98.9 million at March 31, 2007.  During 2006, we repurchased $130.0 million of our common stock and we may repurchase additional shares in the future.  If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities.  Additional capital, if needed, may not be available on satisfactory terms, or at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.  Our future liquidity and capital funding requirements will depend on numerous factors, including:

•                       the timing and amount of any additional repurchase of our stock;

•                       the amount of our merger-related expenses, including the timing of payment of any potential termination fee under the Merger Agreement;

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

In October 2003, we completed our purchase of approximately 26.1 usable acres of land for the construction of our new corporate complex.  This land provides us with the potential for up to 800,000 square feet of space, to be constructed in phases as needed.  The first phase, which is now complete, provides us with approximately 350,000 square feet of space.  The total cost of the land and the construction of the first phase was approximately $110.0 million.  We have relocated all of our operations to the new corporate complex.  In 2006, we also acquired a facility in San Clemente, California to house our plastic molding operations.  From time to time we will continue to evaluate the need to commence the next phase of construction of our corporate complex.  We also will continue to evaluate the purchase of additional land or improved facilities to meet our future business needs.  In particular, we have entered into an agreement under which we have an option to purchase an additional 17.2 usable acres of land adjacent to our corporate complex.  Our occupancy costs have increased primarily due to increased square footage for our operations.

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

At March 31, 2007, we had approximately $181.8 million of long-lived assets, including $29.9 million of land, $83.1 million of buildings and improvements, $44.7 million of equipment, furniture and fixtures and $13.6 million of capitalized license rights and other assets.  Buildings, building improvements, equipment, intangible assets and certain other long-lived assets are amortized or depreciated over their useful lives.  The carrying amounts of long-lived and intangible assets are affected whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes might include a significant decline in market share, a significant decline in profits, rapid changes in technology, significant litigation or other matters.  Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from long-lived and intangible assets. In the event impairment exists, an impairment charge would be determined by comparing the carrying amount of the asset to the applicable estimated future cash flows, discounted at a risk-adjusted interest rate. An impairment charge may result in a material adverse effect on our operating results.  In addition, the remaining amortization period for the impaired asset would be reassessed and revised if necessary.

At March 31, 2007, we had approximately $14.1 million of short-term and long-term deferred tax assets, consisting primarily of temporary differences between book and tax treatment of certain items such as depreciation and stock-based compensation.  No valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that these assets will be realized.  We will continue to assess the likelihood of realization of such assets; however, if future events occur which do not make the realization of such assets more likely than not, we will record a valuation allowance against all or a portion of the net deferred tax assets.  Examples of future events that may occur which would make the realization of such assets unlikely would be a lack of taxable income resulting from poor operating results or rising tax deductions generated from disqualifying dispositions of shares issued under our stock plans.

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

Item 6.  Exhibits.

2.1	(1)

Agreement and Plan of Merger, dated as of March 24, 2007, by and among Beckman Coulter, Inc., a Delaware corporation (“Beckman”), Louisiana Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Beckman, and Biosite Incorporated.

2.2	(2)

Amendment to the Agreement and Plan of Merger, dated as of May 1, 2007, by and among Beckman, Louisiana Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Beckman, and Biosite Incorporated.

3.1	(3)	Restated Certificate of Incorporation.
3.2	(3)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.3	(3)	Certificate of Designation, Rights and Preferences of Series A Participating Preferred Stock.
3.4	(4)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.5	(5)	Certificate of Amendment to the Restated Certificate of Incorporation.
3.6	(6)	Amended and Restated Bylaws.
4.1	(4)	Form of Common Stock Certificate with rights legend.
10.1	(1)	Non-Competition, Non-Disclosure and Intellectual Property Assignment Agreement, dated as of March 24, 2007, by and between Parent, Biosite Incorporated and Kim D. Blickenstaff.
10.2	(1)	Non-Competition, Non-Disclosure and Intellectual Property Assignment Agreement, dated as of March 24, 2007, by and between Parent, Biosite Incorporated and Kenneth F. Buechler.
10.3	(1)	Non-Competition, Non-Disclosure and Intellectual Property Assignment Agreement, dated as of March 24, 2007, by and between Parent, Biosite Incorporated and Gunars E. Valkirs.
10.4	(1)

Amendment No. 3 to Rights Agreement, dated as of March 24, 2007, by and between American Stock Transfer & Trust Company (successor-in-interest to Fleet National Bank (f.k.a. BankBoston, N.A.)) and Biosite Incorporated.

31.1		Section 302 Certification of Kim D. Blickenstaff, Chief Executive Officer
31.2		Section 302 Certification of Christopher J. Twomey, Chief Financial Officer
32.1		Section 906 Certification of Kim D. Blickenstaff, Chief Executive Officer
32.2		Section 906 Certification of Christopher J. Twomey, Chief Financial Officer

1                                          Incorporated by reference to an exhibit to Biosite’s Current Report on Form 8-K, filed on March 26, 2007.

2                                          Incorporated by reference to an exhibit to Biosite’s Current Report on Form 8-K, filed on May 2, 2007.

3                                          Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

4                                          Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

5                                          Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

6                                          Incorporated by reference to an exhibit to Biosite’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2007	BIOSITE INCORPORATED

	By:	/s/ CHRISTOPHER J. TWOMEY

Christopher J. Twomey
Senior Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Accounting Officer)